Form 10-Q
period 2019-06-30
FIRST US BANCSHARES INC
filed 2019-08-07
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2019
Common Stock, $0.01 par value	6,306,161 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in Part I, Item 1A of the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2018. Specifically, with respect to statements relating to the sufficiency of the allowance for loan and lease losses, loan demand, cash flows, growth and earnings potential and expansion, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas, market conditions and investment returns, changes in interest rates, the pending discontinuation of LIBOR as an interest rate benchmark, the availability of quality loans in the Company’s service areas, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, collateral values and cybersecurity threats. With respect to the Company’s acquisition of The Peoples Bank, these factors include, but are not limited to, difficulties, delays and unanticipated costs in integrating the organizations’ businesses or realized expected cost savings and other benefits; business disruptions as a result of the integration of the organizations, including possible loss of customers; diversion of management time to address integration-related issues; and changes in asset quality and credit risk as a result of the transaction. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and due from banks	$10,895	$9,796
Interest-bearing deposits in banks	33,964	39,803
Total cash and cash equivalents	44,859	49,599
Federal funds sold	15,081	8,354
Investment securities available-for-sale, at fair value	117,961	132,487
Investment securities held-to-maturity, at amortized cost	18,688	21,462
Federal Home Loan Bank stock, at cost	713	703
Loans, net of allowance for loan and lease losses of $5,087 and $5,055, respectively	511,515	514,867
Premises and equipment, net of accumulated depreciation	29,491	27,643
Cash surrender value of bank-owned life insurance	15,391	15,237
Accrued interest receivable	2,476	2,816
Goodwill and core deposit intangible, net	9,056	9,312
Other real estate owned	1,258	1,505
Other assets	10,682	7,954
Total assets	$777,171	$791,939
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$682,806	$704,725
Accrued interest expense	526	424
Other liabilities	10,018	6,826
Short-term borrowings	73	527
Total liabilities	693,423	712,502

Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,567,784 and 7,562,264 shares issued, respectively; 6,306,161 and 6,298,062 shares outstanding, respectively	75	75
Surplus	13,646	13,496
Accumulated other comprehensive loss, net of tax	(338)	(2,377)
Retained earnings	90,737	88,668
Less treasury stock: 1,261,623 and 1,264,202 shares at cost, respectively	(20,372)	(20,414)
Noncontrolling interest	—	(11)
Total shareholders’ equity	83,748	79,437
Total liabilities and shareholders’ equity	$777,171	$791,939

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$9,833	$7,331	$19,506	$14,420
Interest on investment securities	1,090	1,059	2,230	2,089
Total interest income	10,923	8,390	21,736	16,509

Interest expense:
Interest on deposits	1,690	798	3,330	1,499
Interest on borrowings	—	90	—	194
Total interest expense	1,690	888	3,330	1,693

Net interest income	9,233	7,502	18,406	14,816

Provision for loan and lease losses	715	702	1,115	1,360

Net interest income after provision for loan and lease losses	8,518	6,800	17,291	13,456

Non-interest income:
Service and other charges on deposit accounts	443	444	903	911
Credit insurance income	108	100	251	318
Mortgage fees from secondary market	186	144	289	261
Other income, net	554	444	1,113	782
Total non-interest income	1,291	1,132	2,556	2,272

Non-interest expense:
Salaries and employee benefits	5,195	4,533	10,183	9,100
Net occupancy and equipment	1,046	873	2,135	1,762
Computer services	333	317	684	609
Fees for professional services	321	266	563	539
Other expense	1,609	1,503	3,392	2,783
Total non-interest expense	8,504	7,492	16,957	14,793

Income before income taxes	1,305	440	2,890	935
Provision for income taxes	300	81	651	162
Net income	$1,005	$359	$2,239	$773
Basic net income per share	$0.16	$0.06	$0.35	$0.13
Diluted net income per share	$0.15	$0.06	$0.33	$0.12
Dividends per share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the three months ended June 30, 2019 and 2018 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Non- controlling Interest	Total Shareholders’ Equity
Balance, March 31, 2018	6,087,264	$73	$10,867	$(1,955)	$86,965	$(20,414)	$(11)	$75,525
Net income	—	—	—	—	359	—	—	359
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(298)	—	—	—	(298)
Net change in fair value of derivative instruments, net of tax	—	—	—	66	—	—	—	66
Dividends declared: $.02 per share	—	—	—	—	(121)	—	—	(121)
Impact of stock-based compensation plans, net	5,000	—	103	—	—	—	—	103
Balance, June 30, 2018	6,092,264	$73	$10,970	$(2,187)	$87,203	$(20,414)	$(11)	$75,634

Balance, March 31, 2019	6,303,582	$75	$13,589	$(1,536)	$89,859	$(20,414)	$—	$81,573
Net income	—	—	—	—	1,005	—	—	1,005
Net change in fair value of securities available-for-sale, net of tax	—	—	—	1,198	—	—	—	1,198
Dividends declared: $.02 per share	—	—	—	—	(127)	—	—	(127)
Impact of stock-based compensation plans, net	—	—	99	—	—	—	—	99
Reissuance of treasury stock as compensation	2,579	—	(42)	—	—	42	—	—
Balance, June 30, 2019	6,306,161	$75	$13,646	$(338)	$90,737	$(20,372)	$—	$83,748

For the six months ended June 30, 2019 and 2018 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Non- controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2018	6,081,744	$73	$10,755	$(868)	$86,673	$(20,414)	$(11)	$76,208
Net income	—	—	—	—	773	—	—	773
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(1,719)	—	—	—	(1,719)
Net change in fair value of derivative instruments, net of tax	—	—	—	400	—	—	—	400
Dividends declared: $.02 per share	—	—	—	—	(243)	—	—	(243)
Impact of stock-based compensation plans, net	10,520	—	215	—	—	—	—	215
Balance, June 30, 2018	6,092,264	$73	$10,970	$(2,187)	$87,203	$(20,414)	$(11)	$75,634

Balance, January 1, 2019	6,298,062	$75	$13,496	$(2,377)	$88,668	$(20,414)	$(11)	$79,437
Net income	—	—	—	—	2,239	—	—	2,239
Net change in fair value of securities available-for-sale, net of tax	—	—	—	2,039	—	—	—	2,039
Dividends declared: $.02 per share	—	—	—	—	(253)	—	—	(253)
Impact of stock-based compensation plans, net	5,520	—	192	—	—	—	—	192
Reissuance of treasury stock as compensation	2,579	—	(42)	—	—	42	—	—
Discontinuation of partnership consolidation	—	—	—	—	83	—	11	94
Balance, June 30, 2019	6,306,161	$75	$13,646	$(338)	$90,737	$(20,372)	$—	$83,748

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net income	$1,005	$359	$2,239	$773
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale arising during period, net of tax expense (benefit) of $402, $(74), $686 and $(547), respectively	1,205	(222)	2,056	(1,640)
Reclassification adjustment for net gains on securities available-for-sale realized in net income, net of tax of $2, $26, $5 and $26, respectively	(7)	(76)	(17)	(79)
Unrealized holding gains arising during the period on effective cash flow hedge derivatives, net of tax expense of $0, $22, $0 and $134, respectively	—	66	—	400
Other comprehensive income (loss)	1,198	(232)	2,039	(1,319)
Total comprehensive income (loss)	$2,203	$127	$4,278	$(546)

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net income	$2,239	$773
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	796	704
Provision for loan and lease losses	1,115	1,360
Deferred income tax provision	624	154
Net gain on sale and prepayment of investment securities	(22)	(105)
Stock-based compensation expense	192	215
Net amortization of securities	306	424
Amortization of intangible assets	256	—
Net loss on premises and equipment and other real estate	245	293
Changes in assets and liabilities:
Decrease in accrued interest receivable	340	98
Increase in other assets	(4,079)	(77)
Increase in accrued interest expense	102	63
Increase (decrease) in other liabilities	3,192	(155)
Net cash provided by operating activities	5,306	3,747
Cash flows from investing activities:
Net increase in federal funds sold	(6,727)	—
Purchases of investment securities, available-for-sale	(2,784)	(15,224)
Proceeds from sales of investment securities, available-for-sale	—	4,221
Proceeds from maturities and prepayments of investment securities, available-for-sale	19,787	20,899
Proceeds from maturities and prepayments of investment securities, held-to-maturity	2,733	1,903
Net (increase) decrease in Federal Home Loan Bank stock	(10)	196
Proceeds from the sale of premises and equipment and other real estate	768	1,915
Net (increase) decrease in loans	1,455	(11,146)
Purchases of premises and equipment	(2,642)	(715)
Net cash provided by investing activities	12,580	2,049
Cash flows from financing activities:
Net increase (decrease) in deposits	(21,919)	14,349
Net decrease in short-term borrowings	(454)	(5,228)
Dividends paid	(253)	(243)
Net cash provided by (used in) financing activities	(22,626)	8,878
Net increase (decrease) in cash and cash equivalents	(4,740)	14,674
Cash and cash equivalents, beginning of period	49,599	27,124
Cash and cash equivalents, end of period	$44,859	$41,798
Supplemental disclosures:
Cash paid for:
Interest	$3,228	$1,630
Income taxes	151	137
Non-cash transactions:
Assets acquired in settlement of loans	782	378
Reissuance of treasury stock as compensation	42	—

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic shares	6,423,642	6,195,801	6,420,653	6,192,117
Dilutive shares	427,282	378,701	427,282	378,701
Diluted shares	6,850,924	6,574,502	6,847,935	6,570,818

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in Thousands, Except Per Share Data)
Net income	$1,005	$359	$2,239	$773
Basic net income per share	$0.16	$0.06	$0.35	$0.13
Diluted net income per share	$0.15	$0.06	$0.33	$0.12

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

Accounting Policies Recently Adopted

Accounting Standards Update (“ASU”) 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU simplifies and expands the eligible hedging strategies for financial and nonfinancial risks by more closely aligning hedge accounting with a company’s risk management activities, and also simplifies the application of Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, through targeted improvements in key practice areas. This includes expanding the list of items eligible to be hedged and amending the methods used to measure the effectiveness of hedging relationships. In addition, the ASU prescribes how hedging results should be presented and requires incremental disclosures. These changes are intended to allow preparers more flexibility and to enhance the transparency of how hedging results are presented and disclosed. Further, the ASU provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings in the current period. ASU 2017-12 became effective for the Company on January 1, 2019. The adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements.

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the Financial Accounting Standards Board (“FASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 requires organizations that lease assets (lessees) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by the lease for all operating leases under current U.S. GAAP with a term of more than 12 months. ASU 2016-02 became effective for the Company on January 1, 2019. Refer to Note 13, Leases, for additional information regarding the adoption of ASU 2016-02. As a result of implementation of the standard, the Company recorded a right-of-use asset and lease liability. As of June 30, 2019, both the right-of-use asset and lease liability totaled approximately $3.8 million.

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

ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.” Issued in June 2016, ASU 2016-13 removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance removes all current recognition thresholds and requires companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities. The standard will add new disclosures related to factors that influenced management’s estimate, including current expected credit losses, the changes in those factors and reasons for the changes, as well as the method applied to revert to historical credit loss experience. As originally issued, ASU 2016-13 is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019, with institutions required to apply the changes through a cumulative-effect adjustment to their retained earnings balance as of the beginning of the first reporting period in which the guidance is effective. In July 2019, the FASB proposed rules that would delay implementation of ASU 2016-13 by three years for certain small public lenders, which would include the Company. The proposal is currently undergoing a 30-day comment period. Management has been in the process of developing a revised model to calculate the allowance for loan and lease losses upon implementation of ASU 2016-13 in order to determine the impact on the Company’s consolidated financial statements and, at this time, expects to recognize a one-time cumulative effect adjustment to the allowance for loan and lease losses as of the beginning of the first reporting period in which the new standard is effective, although the magnitude of any such one-time adjustment is not yet known. In light of the recent FASB proposal, management will continue to monitor developments with respect to the implementation date of ASU 2016-13.

Revenue

On January 1, 2018, the Company implemented ASU 2014-09, Revenue from Contracts with Customers, codified at ASC Topic 606. The Company adopted ASC Topic 606 using the modified retrospective transition method. As of the implementation date, the Company had no uncompleted customer contracts and, as a result, no cumulative transition adjustment was made to the Company’s accumulated deficit during the year ended December 31, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC Topic 606, while prior period amounts continue to be reported under legacy U.S. GAAP.

The majority of the Company’s revenue is generated through interest earned on financial instruments, including loans and investment securities, which falls outside the scope of ASC Topic 606. The Company also generates revenue from insurance- and lease-related contracts that fall outside the scope of ASC Topic 606.

All of the Company’s revenue that is subject to ASC Topic 606 is included in non-interest income; however, not all non-interest income is subject to ASC Topic 606. Revenue earned by the Company that is subject to ASC Topic 606 primarily consists of service and other charges on deposit accounts, mortgage fees from secondary market transactions at the Bank, ATM fee income and other non-interest income. Revenue generated from these sources for both of the six-month periods ended June 30, 2019 and 2018 was $1.6 million, and for both of the three-month periods ended June 30, 2019 and 2018 was $0.8 million. All sources of the Company’s revenue subject to ASC Topic 606 are transaction-based, and revenue is recognized at the time at which the transaction is executed, which is the same time at which the Company’s performance obligation is satisfied. The Company had no contract liabilities or unsatisfied performance obligations with customers as of June 30, 2019.

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

The acquisition of TPB was accounted for using the purchase method of accounting in accordance with ASC Topic 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding the methods and assumptions to be used. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. No adjustments to fair value were recorded during the first or second quarters of 2019.

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

Other liabilities — The carrying amount of these other liabilities was deemed to be a reasonable estimate of fair value.

4.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of June 30, 2019 and December 31, 2018 were as follows:

	Available-for-Sale
	June 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$64,271	$330	$(334)	$64,267
Commercial	49,306	46	(603)	48,749
Obligations of states and political subdivisions	4,754	111	—	4,865
U.S. Treasury securities	79	1	—	80
Total	$118,410	$488	$(937)	$117,961

	Held-to-Maturity
	June 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$10,483	$—	$(86)	$10,397
Obligations of U.S. government-sponsored agencies	6,548	—	(40)	6,508
Obligations of states and political subdivisions	1,657	13	(1)	1,669
Total	$18,688	$13	$(127)	$18,574

	Available-for-Sale
	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$73,859	$113	$(1,517)	$72,455
Commercial	56,101	10	(1,822)	54,289
Obligations of states and political subdivisions	5,617	51	(4)	5,664
U.S. Treasury securities	79	—	—	79
Total	$135,656	$174	$(3,343)	$132,487

	Held-to-Maturity
	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$11,716	$—	$(349)	$11,367
Obligations of U.S. government-sponsored agencies	8,026	—	(244)	7,782
Obligations of states and political subdivisions	1,720	—	(17)	1,703
Total	$21,462	$—	$(610)	$20,852

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of June 30, 2019 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$259	$261	$122	$122
Maturing after one to five years	34,821	34,766	3,397	3,400
Maturing after five to ten years	47,803	47,686	6,176	6,113
Maturing after ten years	35,527	35,248	8,993	8,939
Total	$118,410	$117,961	$18,688	$18,574

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2019 and December 31, 2018.

	Available-for-Sale
	June 30, 2019
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$180	$—	$40,760	$(334)
Commercial	2	—	41,114	(603)
U.S. Treasury securities	80	—	—	—
Total	$262	$—	$81,874	$(937)

	Held-to-Maturity
	June 30, 2019
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$10,397	$(86)
Obligations of U.S. government-sponsored agencies	—	—	6,386	(40)
Obligations of states and political subdivisions	—	—	508	(1)
Total	$—	$—	$17,291	$(127)

	Available-for-Sale
	December 31, 2018
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$9,417	$(87)	$53,507	$(1,430)
Commercial	461	(3)	53,430	(1,819)
Obligations of states and political subdivisions	879	(2)	420	(2)
U.S. Treasury securities	79	—	—	—
Total	$10,836	$(92)	$107,357	$(3,251)

	Held-to-Maturity
	December 31, 2018
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$11,367	$(349)
Obligations of U.S. government-sponsored agencies	—	—	7,782	(244)
Obligations of states and political subdivisions	770	—	933	(17)
Total	$770	$—	$20,082	$(610)

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

As of June 30, 2019, 137 debt securities had been in a loss position for more than 12 months, and 5 debt securities had been in a loss position for less than 12 months. As of December 31, 2018, 153 debt securities had been in a loss position for more than 12 months, and 21 debt securities had been in a loss position for less than 12 months. As of both June 30, 2019 and December 31, 2018, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Most of the securities in an unrealized loss position are residential or commercial mortgage-backed securities that are either direct obligations of the U.S. government or government-sponsored entities and, accordingly, have little associated credit risk. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of June 30, 2019 or December 31, 2018.

Investment securities with a carrying value of $57.3 million and $46.7 million as of June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes.

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

As of June 30, 2019 and December 31, 2018, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	June 30, 2019
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$27,521	$—	$27,521
Secured by 1-4 family residential properties	96,805	6,549	103,354
Secured by multi-family residential properties	28,033	—	28,033
Secured by non-farm, non-residential properties	158,748	—	158,748
Other	880	—	880
Commercial and industrial loans(1)	91,489	—	91,489
Consumer loans:
Consumer	7,241	29,919	37,160
Branch retail	—	29,609	29,609
Indirect sales	—	45,466	45,466
Total loans	410,717	111,543	522,260
Less: Unearned interest, fees and deferred cost	411	5,247	5,658
Allowance for loan losses	2,798	2,289	5,087
Net loans	$407,508	$104,007	$511,515

	December 31, 2018
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$41,340	$—	$41,340
Secured by 1-4 family residential properties	102,971	7,785	110,756
Secured by multi-family residential properties	23,009	—	23,009
Secured by non-farm, non-residential properties	156,162	—	156,162
Other	1,308	—	1,308
Commercial and industrial loans(1)	85,779	—	85,779
Consumer loans:
Consumer	6,927	31,656	38,583
Branch retail	—	28,324	28,324
Indirect sales	—	40,609	40,609
Total loans	417,496	108,374	525,870
Less: Unearned interest, fees and deferred cost	331	5,617	5,948
Allowance for loan losses	2,735	2,320	5,055
Net loans	$414,430	$100,437	$514,867

(1) Includes equipment financing leases.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 61.0% and 63.2% of the portfolio was concentrated in loans secured by real estate as of June 30, 2019 and December 31, 2018, respectively.

Loans with a carrying value of $36.9 million and $27.0 million were pledged as collateral to secure FHLB borrowings as of June 30, 2019 and December 31, 2018, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of June 30, 2019 and December 31, 2018 were $0.9 million and $0.8 million, respectively. During the six months ended June 30, 2019, there were $0.1 million of new loans to these parties, and repayments by active related parties were $5 thousand. During the year ended December 31, 2018, there were $0.5 million of new loans to these parties, and repayments by active related parties were $0.2 million.

Acquired Loans

The Company acquired loans through the TPB acquisition completed on August 31, 2018. At acquisition, certain acquired loans evidenced deterioration of credit quality since origination and it was probable that all contractually-required payments would not be collected.

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. PCI loans are accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. On the date of acquisition, the outstanding principal balance and carrying value of PCI loans accounted for under ASC Topic 310-30 were $2.9 million and $2.8 million, respectively.

The carrying amount of PCI loans, which is included within loans on the balance sheet, is set forth in the table below as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$75
Secured by 1-4 family residential properties	236	492
Outstanding balance	236	567
Fair value adjustment	(66)	(70)
Carrying amount, net of fair value adjustment	$170	$497

During both the six months ended June 30, 2019 and the year ended December 31, 2018, the Company did not recognize any accretable yield, or income expected to be collected, associated with these loans. Additionally, the Company did not increase or reverse the allowance for loan losses related to the remaining PCI loans.

Allowance for Loan Losses

The following tables present changes in the allowance for loan losses during the six months ended June 30, 2019 and the year ended December 31, 2018 and the related loan balances by loan portfolio segment and loan type as of June 30, 2019 and December 31, 2018:

	Bank
	Six Months Ended June 30, 2019
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non- Farm Non-Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$240	$322	$128	$831	$1	$1,138	$75	$—	$—	$2,735
Charge-offs	—	(47)	—	—	—	—	(15)	—	—	(62)
Recoveries	—	9	—	—	—	3	23	—	—	35
Provision	(50)	77	38	(22)	—	63	(16)	—	—	90
Ending balance	$190	$361	$166	$809	$1	$1,204	$67	$—	$—	$2,798

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$95	$16	$—	$—	$—	$65	$12	$—	$—	$188
Collectively evaluated for impairment	95	345	166	809	1	1,139	55	—	—	2,610
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$190	$361	$166	$809	$1	$1,204	$67	$—	$—	$2,798
Ending balance of loans receivable:
Individually evaluated for impairment	$421	$947	$—	$504	$—	$65	$35	$—	$—	$1,972
Collectively evaluated for impairment	27,100	95,688	28,033	158,244	880	91,424	7,206	—	—	408,575
Loans acquired with deteriorated credit quality	—	170	—	—	—	—	—	—	—	170
Total loans receivable	$27,521	$96,805	$28,033	$158,748	$880	$91,489	$7,241	$—	$—	$410,717

	ALC
	Six Months Ended June 30, 2019
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non- Farm Non-Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$24	$—	$—	$—	$—	$1,724	$427	$145	$2,320
Charge-offs	—	(30)	—	—	—	—	(1,075)	(201)	(128)	(1,434)
Recoveries	—	6	—	—	—	—	311	59	2	378
Provision	—	28	—	—	—	—	662	151	184	1,025
Ending balance	$—	$28	$—	$—	$—	$—	$1,622	$436	$203	$2,289

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	28	—	—	—	—	1,622	436	203	2,289
Total allowance for loan losses	$—	$28	$—	$—	$—	$—	$1,622	$436	$203	$2,289
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$194	$—	$—	$—	$—	$—	$—	$—	$194
Collectively evaluated for impairment	—	6,355	—	—	—	—	29,919	29,609	45,466	111,349
Total loans receivable	$—	$6,549	$—	$—	$—	$—	$29,919	$29,609	$45,466	$111,543

	Bank and ALC
	Six Months Ended June 30, 2019
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non- Farm Non-Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$240	$346	$128	$831	$1	$1,138	$1,799	$427	$145	$5,055
Charge-offs	—	(77)	—	—	—	—	(1,090)	(201)	(128)	(1,496)
Recoveries	—	15	—	—	—	3	334	59	2	413
Provision	(50)	105	38	(22)	—	63	646	151	184	1,115
Ending balance	$190	$389	$166	$809	$1	$1,204	$1,689	$436	$203	$5,087

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$95	$16	$—	$—	$—	$65	$12	$—	$—	$188
Collectively evaluated for impairment	95	373	166	809	1	1,139	1,677	436	203	4,899
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$190	$389	$166	$809	$1	$1,204	$1,689	$436	$203	$5,087
Ending balance of loans receivable:
Individually evaluated for impairment	$421	$1,141	$—	$504	$—	$65	$35	$—	$—	$2,166
Collectively evaluated for impairment	27,100	102,043	28,033	158,244	880	91,424	37,125	29,609	45,466	519,924
Loans acquired with deteriorated credit quality	—	170	—	—	—	—	—	—	—	170
Total loans receivable	$27,521	$103,354	$28,033	$158,748	$880	$91,489	$37,160	$29,609	$45,466	$522,260

	Bank
	Year Ended December 31, 2018
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non- Farm Non-Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$203	$238	$116	$777	$2	$1,049	$62	$—	$—	$2,447
Charge-offs	—	(9)	—	—	—	(3)	(4)	—	—	(16)
Recoveries	—	51	—	4	—	11	23	—	—	89
Provision	37	42	12	50	(1)	81	(6)	—	—	215
Ending balance	$240	$322	$128	$831	$1	$1,138	$75	$—	$—	$2,735

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$28	$50	$—	$1	$—	$67	$20	$—	$—	$166
Collectively evaluated for impairment	212	272	128	830	1	1,071	55	—	—	2,569
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$240	$322	$128	$831	$1	$1,138	$75	$—	$—	$2,735
Ending balance of loans receivable:
Individually evaluated for impairment	$153	$57	$—	$511	$—	$67	$43	$—	$—	$831
Collectively evaluated for impairment	41,114	102,490	23,009	155,651	1,308	85,712	6,884	—	—	416,168
Loans acquired with deteriorated credit quality	73	424	—	—	—	—	—	—	—	497
Total loans receivable	$41,340	$102,971	$23,009	$156,162	$1,308	$85,779	$6,927	$—	$—	$417,496

	ALC
	Year Ended December 31, 2018
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non- Farm Non-Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$52	$—	$—	$—	$—	$1,653	$393	$229	$2,327
Charge-offs	—	(92)	—	—	—	—	(2,478)	(415)	(116)	(3,101)
Recoveries	—	23	—	—	—	—	545	113	6	687
Provision	—	41	—	—	—	—	2,004	336	26	2,407
Ending balance	$—	$24	$—	$—	$—	$—	$1,724	$427	$145	$2,320

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	24	—	—	—	—	1,724	427	145	2,320
Total allowance for loan losses	$—	$24	$—	$—	$—	$—	$1,724	$427	$145	$2,320
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$211	$—	$—	$—	$—	$—	$—	$—	$211
Collectively evaluated for impairment	—	7,574	—	—	—	—	31,656	28,324	40,609	108,163
Total loans receivable	$—	$7,785	$—	$—	$—	$—	$31,656	$28,324	$40,609	$108,374

	Bank and ALC
	Year Ended December 31, 2018
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non- Farm Non-Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$203	$290	$116	$777	$2	$1,049	$1,715	$393	$229	$4,774
Charge-offs	—	(101)	—	—	—	(3)	(2,482)	(415)	(116)	(3,117)
Recoveries	—	74	—	4	—	11	568	113	6	776
Provision	37	83	12	50	(1)	81	1,998	336	26	2,622
Ending balance	$240	$346	$128	$831	$1	$1,138	$1,799	$427	$145	$5,055

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$28	$50	$—	$1	$—	$67	$20	$—	$—	$166
Collectively evaluated for impairment	212	296	128	830	1	1,071	1,779	427	145	4,889
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$240	$346	$128	$831	$1	$1,138	$1,799	$427	$145	$5,055
Ending balance of loans receivable:
Individually evaluated for impairment	$153	$268	$—	$511	$—	$67	$43	$—	$—	$1,042
Collectively evaluated for impairment	41,114	110,064	23,009	155,651	1,308	85,712	38,540	28,324	40,609	524,331
Loans acquired with deteriorated credit quality	73	424	—	—	—	—	—	—	—	497
Total loans receivable	$41,340	$110,756	$23,009	$156,162	$1,308	$85,779	$38,583	$28,324	$40,609	$525,870

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of June 30, 2019:

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$27,034	$340	$147	$27,521
Secured by 1-4 family residential properties	94,586	152	2,067	96,805
Secured by multi-family residential properties	28,033	—	—	28,033
Secured by non-farm, non-residential properties	155,808	1,911	1,029	158,748
Other	880	—	—	880
Commercial and industrial loans	89,418	1,925	146	91,489
Consumer loans	7,178	—	63	7,241
Total	$402,937	$4,328	$3,452	$410,717

The above amounts include purchased credit impaired loans. As of June 30, 2019, $0.2 million of purchased credit impaired loans were rated “Substandard.”

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$6,438	$111	$6,549
Consumer loans:
Consumer	29,409	510	29,919
Branch retail	29,499	110	29,609
Indirect sales	45,360	106	45,466
Total	$110,706	$837	$111,543

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2018:

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$40,200	$914	$226	$41,340
Secured by 1-4 family residential properties	100,485	154	2,332	102,971
Secured by multi-family residential properties	23,009	—	—	23,009
Secured by non-farm, non-residential properties	153,077	1,996	1,089	156,162
Other	1,308	—	—	1,308
Commercial and industrial loans	83,261	1,977	541	85,779
Consumer loans	6,848	—	79	6,927
Total	$408,188	$5,041	$4,267	$417,496

The above amounts include purchased credit impaired loans. As of December 31, 2018, $0.5 million of purchased credit impaired loans were rated “Substandard.”

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$7,657	$128	$7,785
Consumer loans:
Consumer	30,826	830	31,656
Branch retail	28,171	153	28,324
Indirect sales	40,491	118	40,609
Total	$107,145	$1,229	$108,374

The following tables provide an aging analysis of past due loans by class as of June 30, 2019:

	Bank
	As of June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$27,521	$27,521	$—
Secured by 1-4 family residential properties	185	369	—	554	96,251	96,805	—
Secured by multi-family residential properties	—	—	—	—	28,033	28,033	—
Secured by non-farm, non-residential properties	470	—	10	480	158,268	158,748	—
Other	—	—	10	10	870	880	—
Commercial and industrial loans	116	—	—	116	91,373	91,489	—
Consumer loans	62	23	18	103	7,138	7,241	—
Total	$833	$392	$38	$1,263	$409,454	$410,717	$—

The above amounts include purchased credit impaired loans. As of June 30, 2019, $7 thousand of purchased credit impaired loans were 90 or more days past due.

	ALC
	As of June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	65	56	111	232	6,317	6,549	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	369	272	510	1,151	28,768	29,919	—
Branch retail	154	55	110	319	29,290	29,609	—
Indirect sales	192	10	106	308	45,158	45,466	—
Total	$780	$393	$837	$2,010	$109,533	$111,543	$—

The following tables provide an aging analysis of past due loans by class as of December 31, 2018:

	Bank
	As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$415	$582	$74	$1,071	$40,269	$41,340	$—
Secured by 1-4 family residential properties	991	36	539	1,566	101,405	102,971	—
Secured by multi-family residential properties	—	—	—	—	23,009	23,009	—
Secured by non-farm, non-residential properties	458	13	—	471	155,691	156,162	—
Other	—	—	—	—	1,308	1,308	—
Commercial and industrial loans	2,608	30	384	3,022	82,757	85,779	—
Consumer loans	80	—	4	84	6,843	6,927	—
Total	$4,552	$661	$1,001	$6,214	$411,282	$417,496	$—

The above amounts include purchased credit impaired loans. As of December 31, 2018, $0.3 million of purchased credit impaired loans were 90 or more days past due.

	ALC
	As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	60	65	128	253	7,532	7,785	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	563	354	830	1,747	29,909	31,656	—
Branch retail	164	98	153	415	27,909	28,324
Indirect sales	184	79	118	381	40,228	40,609	—
Total	$971	$596	$1,229	$2,796	$105,578	$108,374	$—

The following table provides an analysis of non-accruing loans by class as of June 30, 2019 and December 31, 2018:

	Loans on Non-Accrual Status
	June 30, 2019	December 31, 2018
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$73
Secured by 1-4 family residential properties	632	1,097
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	20	14
Other	10	—
Commercial and industrial loans	33	424
Consumer loans:
Consumer	568	879
Branch retail	110	153
Indirect sales	106	119
Total loans	$1,479	$2,759

As of June 30, 2019 and December 31, 2018, purchased credit impaired loans comprised $0.2 million and $0.5 million of nonaccrual loans, respectively.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral at the Bank. All loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. At management’s discretion, additional loans may be impaired based on homogeneous factors such as changes in the nature and volume of the portfolio, portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends and economic conditions that may affect the borrower’s ability to pay. At ALC, all loans of $50 thousand or more that are 90 days or more past due are identified for impairment analysis. As of both June 30, 2019 and December 31, 2018, there were $0.2 million of impaired loans with no related allowance recorded at ALC. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

As of June 30, 2019, the carrying amount of impaired loans at the Bank and ALC consisted of the following:

	June 30, 2019
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	1,289	1,289	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	504	504	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Total loans with no related allowance recorded	$1,793	$1,793	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$421	$421	$95
Secured by 1-4 family residential properties	22	22	16
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	65	65	65
Consumer	35	35	12
Total loans with an allowance recorded	$543	$543	$188

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$421	$421	$95
Secured by 1-4 family residential properties	1,311	1,311	16
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	504	504	—
Commercial and industrial	65	65	65
Consumer	35	35	12
Total impaired loans	$2,336	$2,336	$188

The above amounts include purchased credit impaired loans. As of June 30, 2019, purchased credit impaired loans comprised $0.2 million of impaired loans without a related allowance recorded.

As of December 31, 2018, the carrying amount of impaired loans at the Bank and ALC consisted of the following:

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

The average net investment in impaired loans and interest income recognized and received on impaired loans during the six months ended June 30, 2019 and the year ended December 31, 2018 were as follows:

	Six Months Ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$181	$7	$6
Secured by 1-4 family residential properties	1,062	31	28
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	718	19	18
Other	—	—	—
Commercial and industrial	66	4	3
Consumer	40	1	1
Total	$2,067	$62	$56

	Year Ended December 31, 2018
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$70	$8	$8
Secured by 1-4 family residential properties	794	16	16
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	523	34	35
Other	1	—	—
Commercial and industrial	57	4	5
Consumer	15	3	3
Total	$1,460	$65	$67

Loans on which the accrual of interest has been discontinued amounted to $1.5 million and $2.8 million as of June 30, 2019 and December 31, 2018, respectively. If interest on those loans had been accrued, there would have been $10 thousand and $44 thousand of interest accrued for the periods ended June 30, 2019 and December 31, 2018, respectively. Interest income related to these loans for the six months ended June 30, 2019 and the year ended December 31, 2018 was $8 thousand and $27 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were no loans modified with concessions granted during the six-month period ended June 30, 2019 or the year ended December 31, 2018. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of June 30, 2019 and December 31, 2018, the Company had $22 thousand and $65 thousand of non-accruing loans that were previously restructured and that remained on non-accrual status. For both the six months ended June 30, 2019 and the year ended December 31, 2018, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides, as of June 30, 2019 and December 31, 2018, the number of loans remaining in each loan category that the Bank had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	June 30, 2019			December 31, 2018
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	1	$107	$69	1	$107	$73
Secured by 1-4 family residential properties	3	318	64	3	318	118
Secured by non-farm, non-residential properties	—	—	—	1	53	34
Commercial loans	2	116	67	2	116	72
Total	6	$541	$200	7	$594	$297

As of June 30, 2019 and December 31, 2018, no loans that previously had been modified in a troubled debt restructuring had defaulted subsequent to modification.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $2 thousand as of both June 30, 2019 and December 31, 2018.

6.	OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following tables summarize foreclosed property activity as of the six months ended June 30, 2019 and 2018:

	June 30, 2019
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$1,401	$104	$1,505
Additions (1)	224	38	262
Sales proceeds	(404)	(79)	(483)

Gross gains	37	2	39
Gross losses	—	(27)	(27)
Net gains (losses)	37	(25)	12
Impairment	—	(38)	(38)
Ending balance	$1,258	$—	$1,258

	June 30, 2018
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$3,527	$265	$3,792
Additions (1)	106	25	131
Sales proceeds	(1,598)	(43)	(1,641)

Gross gains	121	—	121
Gross losses	(45)	(54)	(99)
Net gains (losses)	76	(54)	22
Impairment	(109)	(14)	(123)
Ending balance	$2,002	$179	$2,181

(1)Additions to other real estate owned (“OREO”) include transfers from loans and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was $0.1 million and $0.5 million as of June 30, 2019 and 2018, respectively. In addition, the Company did not hold any consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of June 30, 2019 and held $48 thousand of these loans as of June 30, 2018.

Repossessions

In addition to the other real estate and other assets acquired in foreclosure, the Bank and ALC also acquire assets through the repossession of the underlying collateral of loans in default. Total repossessed assets as of both June 30, 2019 and December 31, 2018 were $0.2 million.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $7.4 million of goodwill as a result of its acquisition of TPB in 2018. Goodwill impairment was neither indicated nor recorded during the six months ended June 30, 2019 or the year ended December 31, 2018.

Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill totaled $7.4 million as of both June 30, 2019 and December 31, 2018.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $2.0 million were recorded during 2018 as part of the TPB acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) as of June 30, 2019 were as follows:

June 30, 2019
(Dollars in Thousands)
Goodwill	$7,435
Core deposit intangible:
Gross carrying amount	2,048
Accumulated amortization	(427)
Core deposit intangible, net	1,621
Total	$9,056

The Company’s estimated remaining amortization expense on intangibles as of June 30, 2019 was as follows:

Amortization Expense
(Dollars in Thousands)
2019	$232
2020	414
2021	341
2022	268
2023	195
2024	122
2025	49
Total	$1,621

The net carrying amount of the Company’s core deposit premiums is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition. That assessment is based on the carrying amount of the intangible assets subject to amortization at the date on which it is tested for recoverability. Intangible assets subject to amortization are tested by the Company for recoverability whenever events or change in circumstances indicate that its carrying amount may not be recoverable.

8.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, and short-term FHLB advances with original maturities of one year or less. Short-term borrowings totaled $0.1 million and $0.5 million as of June 30, 2019 and December 31, 2018, respectively.

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both June 30, 2019 and December 31, 2018, there were no federal funds purchased outstanding. The Bank had $72.0 million and $72.2 million in available unused lines of credit with correspondent banks and the Federal Reserve as of June 30, 2019 and December 31, 2018, respectively.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of June 30, 2019 and December 31, 2018 totaled $0.1 million and $0.5 million, respectively.

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of both June 30, 2019 and December 31, 2018, the Bank did not have any outstanding FHLB advances with original maturities of less than one year.

9.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both June 30, 2019 and December 31, 2018, the Company did not have any long-term FHLB advances outstanding.

Assets pledged (including loans and investment securities) associated with FHLB advances totaled $36.9 million and $27.0 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, the Bank had $238.5 million and $282.2 million, respectively, in remaining credit from the FHLB (subject to available collateral).

10.	INCOME TAXES

The provision for income taxes was $0.7 million and $0.2 million for the six-month periods ended June 30, 2019 and 2018, respectively. The Company’s effective tax rate was 22.5% and 17.3%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $3.4 million and $4.6 million as of June 30, 2019 and December 31, 2018, respectively. The decrease in the net deferred tax asset resulted primarily from the impact of changes in the fair value of securities available-for-sale, combined with reductions in net operating loss carryforwards and other book-to-tax temporary differences.

11.	DEFERRED COMPENSATION PLANS

The Company has entered into supplemental retirement compensation benefits agreements with certain directors and executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.3 million and $3.4 million as of June 30, 2019 and December 31, 2018, respectively.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of June 30, 2019 and December 31, 2018, a total of 119,519 and 116,766 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity surplus. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

12.	STOCK AWARDS

In accordance with the Company’s 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Stock-based compensation expense related to stock awards totaled $0.1 million for both of the six-month periods ended June 30, 2019 and 2018.

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

	2019	2018
Risk-free interest rate	2.59%	2.77%
Expected term (in years)	7.5	7.5
Expected stock price volatility	30.9%	28.3%
Dividend yield	1.25%	1.50%
Fair value of stock option	3.30	3.51

The following table summarizes the Company’s stock option activity for the periods presented.

	Six Months Ended
	June 30, 2019		June 30, 2018
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	377,950	$9.80	318,000	$9.43
Granted	66,150	10.01	62,150	11.71
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	16,819	11.39	1,450	11.05
Options outstanding, end of period	427,281	$9.77	378,700	$9.80
Options exercisable, end of period	309,682	$9.20	249,300	$8.71

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was approximately $0.3 million and $0.9 million as of June 30, 2019 and 2018, respectively.

Restricted Stock

During the first six months of 2019 and 2018, respectively, 5,520 shares and 10,520 shares of restricted stock were granted. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

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

The following table provides a summary of the components of lease expense, as well as the reporting location in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018:

	Location in the Condensed	Three Months Ended		Six Months Ended
	Consolidated Statements of Operations	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
		(Dollars in Thousands)		(Dollars in Thousands)
Operating lease expense (1)	Net occupancy and equipment	$210	$137	$420	$295
Operating lease income (2)	Other income, net	$212	$—	$421	$34

(1) Includes short-term lease costs. For the three and six month periods ended June 30, 2019 and 2018, short-term lease costs were nominal in amount.

(2) Operating lease income includes rental income from owned properties.

The following table provides supplemental lease information for operating leases on the Condensed Consolidated Balance Sheet as of June 30, 2019:

	Location in the Condensed
	Consolidated Balance Sheet	June 30, 2019
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$3,776
Operating lease liabilities	Other liabilities	$3,792
Weighted-average remaining lease term (in years)		7.28
Weighted-average discount rate		3.19%

The following table provides supplemental lease information for the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30, 2019	June 30, 2018
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$385	$230

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of June 30, 2019:

Minimum Rental Payments
(Dollars in Thousands)
2019	$371
2020	677
2021	574
2022	512
2023	453
2024 and thereafter	1,714
Total future minimum lease payments	$4,301
Less: Imputed interest	509
Total operating lease liabilities	$3,792

14.	SEGMENT REPORTING

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

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended June 30, 2019:
Net interest income	$5,986	$3,240	$7	$—	$9,233
Provision for loan losses	90	625	—	—	715
Total non-interest income	1,108	228	1,384	(1,429)	1,291
Total non-interest expense	5,798	2,366	493	(153)	8,504
Income before income taxes	1,206	477	898	(1,276)	1,305
Provision for income taxes	249	121	(70)	—	300
Net income	$957	$356	$968	$(1,276)	$1,005
Other significant items:
Total assets	$778,252	$107,911	$89,102	$(198,094)	$777,171
Total investment securities	136,569	—	80	—	136,649
Total loans, net	501,177	104,007	—	(93,669)	511,515
Goodwill and core deposit intangible, net	9,056	—	—	—	9,056
Investment in subsidiaries	5	—	83,436	(83,436)	5
Fixed asset additions	887	64	—	—	951
Depreciation and amortization expense	361	35	—	—	396
Total interest income from external customers	6,476	4,447	—	—	10,923
Total interest income from affiliates	1,206	—	7	(1,213)	—

For the six months ended June 30, 2019:
Net interest income	$11,995	$6,398	$13	$—	$18,406
Provision for loan losses	90	1,025	—	—	1,115
Total non-interest income	2,186	447	2,965	(3,042)	2,556
Total non-interest expense	11,631	4,734	920	(328)	16,957
Income before income taxes	2,460	1,086	2,058	(2,714)	2,890
Provision for income taxes	511	264	(124)	—	651
Net income	$1,949	$822	$2,182	$(2,714)	$2,239
Other significant items:
Fixed asset additions	2,564	78	—	—	2,642
Depreciation and amortization expense	728	68	—	—	796
Total interest income from external customers	12,969	8,766	1	—	21,736
Total interest income from affiliates	2,367	—	12	(2,379)	—

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended June 30, 2018:
Net interest income	$4,244	$3,254	$4	$—	$7,502
Provision for loan losses	—	702	—	—	702
Total non-interest income	948	272	684	(772)	1,132
Total non-interest expense	4,888	2,426	365	(187)	7,492
Income before income taxes	304	398	323	(585)	440
Provision for income taxes	60	82	(61)	—	81
Net income	$244	$316	$384	$(585)	$359
Other significant items:
Total assets	$636,623	$103,624	$81,132	$(187,343)	$634,036
Total investment securities	165,660	—	80	—	165,740
Total loans, net	345,673	100,792	—	(90,936)	355,529
Goodwill and core deposit intangible, net	—	—	—	—	—
Investment in subsidiaries	5	—	75,241	(75,241)	5
Fixed asset additions	439	55	—	—	494
Depreciation and amortization expense	321	32	—	—	353
Total interest income from external customers	3,983	4,407	—	—	8,390
Total interest income from affiliates	1,154	—	4	(1,158)	—

For the six months ended June 30, 2018:
Net interest income	$8,361	$6,447	$8	$—	$14,816
Provision for loan losses	39	1,321	—	—	1,360
Total non-interest income	1,815	528	1,537	(1,608)	2,272
Total non-interest expense	9,419	4,950	812	(388)	14,793
Income before income taxes	718	704	733	(1,220)	935
Provision for income taxes	130	152	(120)	—	162
Net income	$588	$552	$853	$(1,220)	$773
Other significant items:
Fixed asset additions	658	57	—	—	715
Depreciation and amortization expense	639	65	—	—	704
Total interest income from external customers	7,820	8,689	—	—	16,509
Total interest income from affiliates	2,243	—	8	(2,251)	—

15.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

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

	June 30, 2019	December 31, 2018
	(Dollars in Thousands)
Standby letters of credit	$180	$180
Standby performance letters of credit	652	704
Commitments to extend credit	$102,789	$85,972

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of June 30, 2019 and December 31, 2018, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates accrued liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies’ incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million and $0.1 million as of June 30, 2019 and December 31, 2018, respectively. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the six months ended June 30, 2019 or the year ended December 31, 2018.

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

The following table presents assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018. There were no liabilities measured at fair value on a recurring basis for either period presented.

	Fair Value Measurements as of June 30, 2019 Using
	Totals At June 30, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$64,267	$—	$64,267	$—
Commercial	48,749	—	48,749	—
Obligations of states and political subdivisions	4,865	—	4,865	—
U.S. Treasury securities	80	—	80	—

	Fair Value Measurements as of December 31, 2018 Using
	Totals At December 31, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$72,455	$—	$72,455	$—
Commercial	54,289	—	54,289	—
Obligations of states and political subdivisions	5,664	—	5,664	—
U.S. Treasury securities	79	—	79	—

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

The following table presents the balances of impaired loans, OREO and assets held-for-sale measured at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018:

	Fair Value Measurements as of June 30, 2019 Using
	Totals At June 30, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$355	$—	$—	$355
OREO	1,258	—	—	1,258
Assets held-for-sale	198	—	—	198

	Fair Value Measurements as of December 31, 2018 Using
	Totals At December 31, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$665	$—	$—	$665
OREO	1,505	—	—	1,505
Assets held-for-sale	198	—	—	198

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2019. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of June 30, 2019 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value June 30, 2019	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$355	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%	-	10%	(9.5%)

OREO	$1,258	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%	-	10%	(9.5%)

Assets held-for-sale	$198	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%	-	10%	(9.5%)

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

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$44,859	$44,859	$44,859	$—	$—
Investment securities available-for-sale	117,961	117,961	—	117,961	—
Investment securities held-to-maturity	18,688	18,574	—	18,574	—
Federal funds sold	15,081	15,081	—	15,081	—
Federal Home Loan Bank stock	713	713	—	—	713
Loans, net of allowance for loan losses	511,515	516,490	—	—	516,490
Liabilities:
Deposits	682,806	682,865	—	682,865	—
Short-term borrowings	73	73	—	73	—

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$49,599	$49,599	$49,599	$—	$—
Investment securities available-for-sale	132,487	132,487	—	132,487	—
Investment securities held-to-maturity	21,462	20,852	—	20,852	—
Federal funds sold	8,354	8,354	—	8,354	—
Federal Home Loan Bank stock	703	703	—	—	703
Loans, net of allowance for loan losses	514,867	516,420	—	—	516,420
Liabilities:
Deposits	704,725	702,832	—	702,832	—
Short-term borrowings	527	527	—	527	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares”), is a bank holding company with its principal offices in Birmingham, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of June 30, 2019, the Bank operated and served its customers through 20 banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill and Ewing, Virginia. In addition, as of June 30, 2019, the Bank operated loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company headquartered in Mobile, Alabama that performs both indirect lending through third-party retailers and conventional consumer finance lending through a branch network. ALC conducts indirect lending in 11 states, including Alabama, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia, with loans underwritten centrally at ALC’s headquarters location. ALC’s branch network serves customers through 21 offices located in Alabama and southeast Mississippi. The Bank serves as the primary funding source for ALC’s operations. In recent years, ALC’s indirect lending portfolio has grown at a more rapid pace than conventional consumer finance lending. In general, the credit quality of indirect lending exceeds the credit quality of conventional consumer finance lending, with a commensurate reduction in yield and lower loss ratios.

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

Delivery of the best possible financial services to customers remains an overall operational focus of Bancshares and its subsidiaries (collectively, the “Company”). The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 284 full-time equivalent employees (as of June 30, 2019), to ensure customer satisfaction and convenience.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of June 30, 2019 to December 31, 2018, while comparing income and expense for the six-month periods ended June 30, 2019 and 2018.

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

EXECUTIVE OVERVIEW

The Company earned net income of $1.0 million, or $0.15 per diluted common share, during the three months ended June 30, 2019, compared to $0.4 million, or $0.06 per diluted common share, for the three months ended June 30, 2018. For the six months ended June 30, 2019, net income totaled $2.2 million, or $0.33 per diluted common share, compared to $0.8 million, or $0.12 per diluted common share, for the corresponding six-month period of 2018.

Summarized condensed consolidated statements of operations are included below for the three-month and six-month periods ended June 30, 2019 and 2018, respectively.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Interest income	$10,923	$8,390	$21,736	$16,509
Interest expense	1,690	888	3,330	1,693
Net interest income	9,233	7,502	18,406	14,816
Provision for loan and lease losses	715	702	1,115	1,360
Net interest income after provision for loan and lease losses	8,518	6,800	17,291	13,456
Non-interest income	1,291	1,132	2,556	2,272
Non-interest expense	8,504	7,492	16,957	14,793
Income before income taxes	1,305	440	2,890	935
Provision for income taxes	300	81	651	162
Net income	$1,005	$359	$2,239	$773

Significant Impacts on Earnings

The following discussion summarizes the most significant activity that drove changes in the Company’s net income during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Net Interest Income

Net interest income increased by $3.6 million, or 24.2%, comparing the six months ended June 30, 2019 to the same period in 2018, due primarily to increases in average loans outstanding following the acquisition of TPB. The average loan balance for the six months ended June 30, 2019 was $512.7 million, compared to $355.7 million for the six months ended June 30, 2018. The increases in interest income resulting from loan growth were partially offset by increases in interest expense due to an increase in average interest-bearing liabilities following the acquisition of TPB. The average balance of interest-bearing liabilities was $586.6 million during the first half of 2019, compared to $458.7 million during the first half of 2018. Net interest margin decreased to 5.19% for the six months ended June 30, 2019, compared to 5.28% for the six months ended June 30, 2018. Yields earned on interest-earning assets improved by 25 basis points comparing the six-month period ended June 30, 2019 to the same period of 2018; however, these gains were offset by a 40-basis point increase in funding costs, comparing the two periods. The increases in both loan yields and funding costs were consistent with the prevailing interest rate environments comparing the two periods. In addition, there was a decrease in the average yield of loans at ALC due to a continued shift toward indirect sales loans with a lower yield but higher credit quality.

Provision for Loan and Lease Losses

The provision for loan and lease losses decreased by $0.2 million, or 18.0%, during the first half of 2019 compared to the first half of 2018, due primarily to slower loan growth at ALC in 2019 compared to 2018. During the first half of 2019, ALC’s indirect sales portfolio increased by $4.9 million, compared to an increase of $8.6 million during the first half of 2018. Additionally, ALC’s consumer and branch retail portfolios decreased by $0.5 million during the first half of 2019, compared to an increase of $2.6 million in these portfolios during the first half of 2018.

Non-interest Income

Non-interest income increased by $0.3 million comparing the first half of 2019 to the first half of 2018. The increase was mostly attributable to rental income of $0.4 million associated with the lease-up of remaining unused office space at the Company’s headquarters location in Birmingham, Alabama. Lease-up of the space occurred in the fourth quarter of 2018. The increase was partially offset by a decrease in credit insurance commissions and fees at ALC, as well as a decrease in the net gains on the sale and prepayment of investment securities at the Bank, during the six months ended June 30, 2019 compared to the same period in 2018.

Non-interest Expense

Non-interest expense increased by $2.2 million comparing the first half of 2019 to the first half of 2018. The increase was attributable primarily to additional salaries and benefits, occupancy and other expenses associated with the addition of employees, facilities and other services in connection with the acquisition of TPB.

Provision for Income Taxes

The Company’s effective tax rate increased to 22.5% during the six months ended June 30, 2019, compared to 17.3% during the corresponding period of 2018. The increased effective tax rate resulted from growth in taxable earnings.

Balance Sheet Management

As of June 30, 2019, the Company’s assets totaled $777.2 million, compared to $791.9 million as of December 31, 2018, a decrease of 1.86%. The discussion below presents significant balance sheet components comparing June 30, 2019 to December 31, 2018.

Loans and Credit Quality

Net loans decreased to $511.5 million as of June 30, 2019, compared to $514.9 million as of December 31, 2018. Net loans at the Bank decreased $6.9 million during the first half of 2019, while net loans at ALC increased by $3.6 million during the same period. At the Bank, the reduction in loan volume resulted primarily from the scheduled pay-off of one significant loan relationship that occurred during the first quarter of 2019. Net loans increased $8.8 million during the second quarter of 2019. This growth included $3.7 million attributable to the Bank’s commercial lending efforts, along with $5.1 million in growth at ALC. ALC’s growth was most pronounced in its indirect sales portfolio, which has been an area of focus for management over the past several years.

As of both June 30, 2019 and December 31, 2018, the allowance for loan and lease losses totaled $5.1 million, or 0.98% and 0.97% of gross loans outstanding, respectively, representing a decrease from 1.37% as of June 30, 2018. In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the TPB acquisition were recorded at fair value; accordingly, there was no allowance for loan and lease losses associated with the acquired loan portfolio at the acquisition date. Management continues to evaluate the need for an allowance on the acquired portfolio, factoring in the remaining fair value discount on the loans, which totaled 1.07% of gross purchased loans as of June 30, 2019. Management has also recorded an allowance for loan and lease losses of approximately $50 thousand on the acquired portfolio, bringing the allowance on purchased loans combined with the fair value discount to $1.5 million, or 1.10% of the gross purchased loans balance, as of June 30, 2019. The allowance for loan and lease losses as a percentage of non-purchased gross loans outstanding was 1.32% as of June 30, 2019.

Nonperforming assets, including loans in non-accrual status and other real estate owned (OREO), decreased to $2.7 million as of June 30, 2019, compared to $4.3 million as of December 31, 2018. As a percentage of total assets, non-performing assets totaled 0.35% as of June 30, 2019, compared to 0.54% of total assets as of December 31, 2018. Non-accrual loans totaled $1.5 million as of June 30, 2019, compared to $2.8 million as of December 31, 2018.

Investment Securities

The investment securities portfolio continues to provide the Company with additional liquidity and allows management to fund a portion of loan growth from the maturity and payoff of securities within the portfolio. During the first half of 2019 and the year ended December 31, 2018, investment maturities outpaced purchases as management generally re-deployed maturing securities into other interest-earning assets, including loans or excess cash and federal funds sold that may be used to fund future loan growth. As of June 30, 2019, the investment securities portfolio totaled $136.6 million, compared to $153.9 million as of December 31, 2018. Management monitors its liquidity position, including forecasted expectations related to loan growth, when making determinations about whether to re-invest in the securities portfolio.

Right-of-Use Asset and Lease Liability

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases,” by recognizing a right-of-use asset and lease liability associated with certain leases in which the Bank or ALC is lessee. As of June 30, 2019, the right-of-use asset and lease liability both totaled $3.8 million. The right-of-use asset is included in other assets on the balance sheet, while the lease liability is included in other liabilities. The adoption of ASU 2016-02 did not have a material impact on the Company’s income or expenses associated with its existing leases.

Deposits and Borrowings

Deposits totaled $682.8 million as of June 30, 2019, compared to $704.7 million as of December 31, 2018. In an effort to improve the efficiency of the Company’s balance sheet and reduce interest expense, during the first six months of 2019, management reduced wholesale deposit funding sources by allowing $28.3 million in brokered deposits to mature without renewal. The reduction in wholesale deposits was partially offset by organic growth in deposits at the Bank of approximately $6.4 million. As of June 30, 2019, the Company’s brokered deposits balances totaled $5.0 million.

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

During the second quarter of 2019, the Bank continued to maintain capital ratios at higher levels than the ratios required to be considered a “well-capitalized” institution under applicable banking regulations. As of June 30, 2019, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 12.86%. Its total capital ratio was 13.76%, and its Tier 1 leverage ratio was 9.43%.

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

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three- and six-month periods ended June 30, 2019 and 2018. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – Bank (Note A)	$410,609	$5,386	5.26%	$258,956	$2,923	4.53%
Loans – ALC (Note A)	102,675	4,447	17.37%	99,080	4,408	17.84%
Taxable investment securities	141,429	747	2.12%	171,752	869	2.03%
Tax-exempt investment securities	2,197	15	2.74%	4,992	44	3.54%
Federal funds sold	15,080	98	2.61%	4,121	22	2.14%
Interest-bearing deposits in banks	39,492	230	2.34%	27,682	124	1.80%
Total interest-earning assets	711,482	10,923	6.16%	566,583	8,390	5.94%
Non-interest-earning assets:
Other assets	73,189			58,053
Total	$784,671			$624,636
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$169,745	$215	0.51%	$157,335	$169	0.43%
Savings deposits	165,318	460	1.12%	102,627	140	0.55%
Time deposits	244,984	1,015	1.66%	180,505	489	1.09%
Borrowings	98	—	—%	20,341	90	1.77%
Total interest-bearing liabilities	580,145	1,690	1.17%	460,808	888	0.77%
Non-interest-bearing liabilities:
Demand deposits	111,929			82,200
Other liabilities	10,262			6,181
Shareholders’ equity	82,335			75,447
Total	$784,671			$624,636
Net interest income (Note B)		$9,233			$7,502
Net interest margin			5.21%			5.31%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At the Bank, these loans averaged $0.8 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively. At ALC, these loans averaged $0.8 million and $1.7 million for the respective periods presented.

Note B	—

Loan fees are included in the interest amounts presented. At the Bank, loan fees totaled $0.1 million for both of the three-month periods ended June 30, 2019 and 2018. At ALC, loan fees totaled $0.4 million and $0.5 million for the respective periods presented.

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – Bank (Note A)	$410,264	$10,740	5.28%	$259,099	$5,731	4.46%
Loans – ALC (Note A)	102,405	8,766	17.26%	96,566	8,689	18.15%
Taxable investment securities	145,211	1,552	2.16%	175,313	1,734	1.99%
Tax-exempt investment securities	2,199	30	2.75%	5,549	100	3.63%
Federal funds sold	11,129	142	2.57%	7,182	65	1.83%
Interest-bearing deposits in banks	43,989	506	2.32%	22,454	190	1.71%
Total interest-earning assets	715,197	21,736	6.13%	566,163	16,509	5.88%
Non-interest-earning assets:
Other assets	71,539			58,308
Total	$786,736			$624,471
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$169,507	$421	0.50%	$162,122	$340	0.42%
Savings deposits	167,111	921	1.11%	93,705	210	0.45%
Time deposits	249,771	1,988	1.61%	180,387	949	1.06%
Borrowings	223	—	—%	22,496	194	1.74%
Total interest-bearing liabilities	586,612	3,330	1.14%	458,710	1,693	0.74%
Non-interest-bearing liabilities:
Demand deposits	109,501			83,311
Other liabilities	9,151			6,815
Shareholders’ equity	81,472			75,635
Total	$786,736			$624,471
Net interest income (Note B)		$18,406			$14,816
Net interest margin			5.19%			5.28%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At the Bank, these loans averaged $1.0 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively. At ALC, these loans averaged $1.0 million and $1.7 million for the respective periods presented.

Note B	—

Loan fees are included in the interest amounts presented. At the Bank, loan fees totaled $0.2 million for both of the six-month periods ended June 30, 2019 and 2018. At ALC, loan fees totaled $0.9 million for both of the respective periods presented.

Interest earned on loans at the Bank increased in both the three- and six-month periods ended June 30, 2019 compared to the corresponding periods of the previous year, primarily due to the increase in average loan balance resulting from the acquisition of TPB. Comparing the three- and six-month periods, the average loan balance increased by $151.7 million and $151.2 million, respectively. Yield on loans at the Bank increased in part due to higher yielding loans acquired from TPB, and in part due to the general interest rate environment comparing the 2019 periods to the 2018 periods. At ALC, interest income was flat comparing the three and six months ended June 30, 2019 to the corresponding periods of 2018. Increases in the average balance of loans at ALC were generally offset by a decrease in average yield resulting from the continuing shift of ALC’s earning assets mix to a higher percentage of indirect sales loans relative to the loan portfolio total. Indirect sales lending has been ALC’s prominent focus over the past several years, and generally provides loans of higher credit quality than ALC’s other consumer loan categories, but at lower yields. Interest income from other earnings assets, including taxable and tax-exempt investment securities, federal funds sold and interest-bearing deposits in banks, increased in both the three- and six-month periods ended June 30, 2019 compared to the corresponding periods of the previous year, primarily due to higher yields in most earning asset categories.

Interest expense increased comparing the three and six months ended June 30, 2019 to the corresponding periods of 2018, primarily due to an increase in average interest-bearing liabilities resulting from the acquisition of TPB. Average interest-bearing liabilities increased $119.3 million and $127.9 million comparing the three- and six-month periods, respectively. To a lesser extent, the increase in interest expense was also attributable to the increased interest rate environment comparing the 2019 periods to the corresponding periods of 2018. Consistent with the prevailing interest rate environment, the average rate on interest-bearing liabilities increased 40 basis points comparing the 2019 and 2018 periods.

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

Provision for Loan and Lease Losses

The provision for loan and lease losses is an expense used to establish the allowance for loan and lease losses. Actual losses, net of recoveries, are charged directly to the allowance for loan and lease losses. The expense recorded for each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio as of the balance sheet date. The following table presents the provision for loan and lease losses for the Bank and ALC for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Bank	$90	$—	$90	$39
ALC	625	702	1,025	1,321
Total	$715	$702	$1,115	$1,360

At the Bank, the increase in provision expense comparing the three and six months ended June 30, 2019 and 2018 was due to an increase in loan volume during the second quarter of 2019 that was not experienced during the second quarter of 2018. The Bank experienced loan growth of $11.4 million during the second quarter of 2019 attributable to the Bank’s commercial lending efforts. This growth was partially offset by a decline in the Bank’s purchased loan portfolio of $7.7 million during the quarter, resulting in net loan growth during the second quarter of 2019 of $3.7 million. The Bank’s allowance for loan and lease losses as a percentage of loans totaled 0.68% as of June 30, 2019, compared to 0.98% as of June 30, 2018. The decrease in the allowance for loan and lease losses as a percentage of loans was due to the acquisition of TPB that occurred during the third quarter of 2018. In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the TPB acquisition were recorded at fair value; accordingly, there was no allowance for loan and lease losses associated with the acquired loan portfolio at the acquisition date. Management continues to evaluate the need for an allowance on the acquired portfolio, factoring in the remaining fair value discount on the loans, which totaled 1.07% of gross purchased loans as of June 30, 2019. Management has also recorded an allowance for loan and lease losses of approximately $50 thousand on the acquired portfolio, bringing the allowance on purchased loans combined with the fair value discount to $1.5 million, or 1.10% of the gross purchased loans balance, as of June 30, 2019. At the Bank, the allowance for loan and lease losses as a percentage of non-purchased gross loans outstanding was 1.00% as of June 30, 2019.

At ALC, the provision for loan and lease losses decreased comparing the three and six months ended June 30, 2019 and 2018 due to slower loan growth at ALC during the first half of 2019 compared to the first half of 2018. During the first half of 2019, ALC’s indirect sales portfolio increased by $4.9 million, compared to an increase of $8.6 million during the first half of 2018. Additionally, ALC’s consumer and branch retail portfolios decreased by $0.5 million during the first half of 2019, compared to an increase of $2.6 million in these portfolios during the first half of 2018. ALC’s allowance for loan and lease losses as a percentage of loans totaled 2.15% as of June 30, 2019, compared to 2.26% as of December 31, 2018 and 2.36% as of June 30, 2018. The decrease in the allowance for loan and lease losses as a percentage of loans was due to the changing mix of ALC’s portfolio to indirect lending, which has enhanced the credit quality of ALC’s loan portfolio.

For the Company, the allowance for loan and lease losses as a percentage of loans totaled 0.98% as of June 30, 2019, compared to 1.37% as of June 30, 2018. As discussed above, the decrease in the allowance for loan and lease losses as a percentage of loans was due to the acquisition of TPB that occurred during the third quarter of 2018. For the Company, the allowance for loan and lease losses as a percentage of non-purchased gross loans outstanding was 1.32% as of June 30, 2019. Based on our evaluation of the loan portfolio, we believe that the allowance for loan and lease losses at both the Bank and ALC is adequate to absorb losses inherent in the loan portfolio as of June 30, 2019. While we believe that the methodologies and calculations that have been used in the determination of the allowance are adequate, our conclusions are based on estimates and judgments. Factors beyond our control, such as changes in economic conditions impacting the national economy or the local service areas in which the Bank and ALC operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan and lease losses, as well as the resulting provision for loan and lease losses. In general, we expect the provision for loan and lease losses to increase commensurate with growth in loan volume at both the Bank and ALC.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Service charges and other fees on deposit accounts	$443	$444	$(1)	(0.2)%	$903	$911	$(8)	(0.9)%
Credit insurance commissions and fees	108	100	8	8.0%	251	318	(67)	(21.1)%
Bank-owned life insurance	107	106	1	0.9%	214	211	3	1.4%
Net gain on sale and prepayment of investment securities	9	102	(93)	(91.2)%	22	105	(83)	(79.0)%
Mortgage fees from secondary market	186	144	42	29.2%	289	261	28	10.7%
Lease income	212	—	212	NM	421	34	387	1,138.2%
Other income	226	236	(10)	(4.2)%	456	432	24	5.6%
Total non-interest income	$1,291	$1,132	$159	14.0%	$2,556	$2,272	$284	12.5%

NM: Not measurable

Non-interest income at the Bank consists of service charges and other fees on deposit accounts; bank-owned life insurance; net gains on the sale and prepayment of investment securities; fees from the secondary market mortgage activities; lease income; and other non-interest income, which includes fee income generated by the Bank, such as ATM fees and real estate rental income. Non-interest income at ALC consists of credit insurance commissions and fees and other non-interest income generated for ancillary services, such as ALC’s auto club membership program. The increase in non-interest income for the three and six months ended June 30, 2019 compared to the same periods in 2018 was mostly attributable to rental income associated with the lease-up of remaining unused office space at the Company’s headquarters location in Birmingham, Alabama. Lease-up of the space occurred in December of 2018. The increase comparing the 2019 periods to the same periods of 2018 was also attributable to an increase in fees from the secondary market mortgage activities. These increases were partially offset by decreases in credit insurance commissions and fees at ALC during the six months ended June 30, 2019 compared to the same period in 2018, along with decreases in the net gain on the sale and prepayment of investment securities comparing the three and six months ended June 30, 2019 to the same periods in 2018. Certain categories of non-interest income are expected to provide a relatively stable source of revenues, while others may fluctuate significantly based on changes in economic conditions, regulation or other factors.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Salaries and employee benefits	$5,195	$4,533	$662	14.6%	$10,183	$9,100	$1,083	11.9%
Net occupancy and equipment expense	1,046	873	173	19.8%	2,135	1,762	373	21.2%
Computer services	333	317	16	5.0%	684	609	75	12.3%
Insurance expense and assessments	192	191	1	0.5%	473	377	96	25.5%
Fees for professional services	321	266	55	20.7%	563	539	24	4.5%
Postage, stationery and supplies	212	190	22	11.6%	450	402	48	11.9%
Telephone/data communications	205	193	12	6.2%	418	388	30	7.7%
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	(3)	152	(155)	(102.0)%	27	101	(74)	(73.3)%
Carrying costs	34	35	(1)	(2.9)%	62	75	(13)	(17.3)%
Total other real estate/foreclosure expense	31	187	(156)	(83.4)%	89	176	(87)	(49.4)%
Other	969	742	227	30.6%	1,962	1,440	522	36.3%
Total non-interest expense	$8,504	$7,492	$1,012	13.5%	$16,957	$14,793	$2,164	14.6%

The increase in non-interest expense for the three and six months ended June 30, 2019 compared to the same periods in 2018 was attributable primarily to additional salaries and benefits, occupancy and other expenses associated with the addition of employees, facilities and other services in connection with the acquisition of TPB in the third quarter of 2018. In general, non-interest expense is expected to increase over time due to inflationary pressures; however, management continues to maintain vigilance in efforts to reduce these costs where opportunities to do so exist.

Provision for Income Taxes

The provision for income taxes was $0.7 million and $0.2 million for the six-month periods ended June 30, 2019 and 2018, respectively. The Company’s effective tax rate was 22.5% and 17.3%, respectively, for the same periods. The increase in the effective tax rate resulted from an increase in the amount of taxable income earned by the Company comparing the first half of 2019 to the first half of 2018.

The effective tax rate is impacted by recurring items, such as changes in tax-exempt interest income earned from bank-qualified municipal bonds and loans and the cash surrender value of bank-owned life insurance. Management makes decisions about whether to invest in tax-exempt instruments on a case-by-case basis after considering a number of factors, including investment return, credit quality and the consistency of such investments with the Company’s overall strategy. The Company’s effective tax rate is expected to fluctuate commensurate with the level of these investments as compared to total pre-tax income.

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 2.5 years and 2.9 years as of June 30, 2019 and December 31, 2018, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of June 30, 2019, available-for-sale securities totaled $118.0 million, or 86.3% of the total investment portfolio, compared to $132.5 million, or 86.1% of the total investment portfolio, as of December 31, 2018. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of June 30, 2019, held-to-maturity securities totaled $18.7 million, or 13.7% of the total investment portfolio, compared to $21.5 million, or 13.9% of the total investment portfolio, as of December 31, 2018. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of states and political subdivisions.

Loans and Allowance for Loan and Lease Losses

The tables below summarize loan balances by portfolio category for both the Bank and ALC at the end of each of the most recent five quarters as of June 30, 2019:

	Bank
	2019		2018
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$27,521	$27,065	$41,340	$43,501	$22,878
Secured by 1-4 family residential properties	96,805	99,933	102,971	111,555	38,968
Secured by multi-family residential properties	28,033	27,602	23,009	22,915	18,374
Secured by non-farm, non-residential properties	158,748	157,023	156,162	150,523	112,461
Other	880	949	1,308	1,100	187
Commercial and industrial loans	91,489	87,865	85,779	83,087	59,320
Consumer loans	7,241	6,484	6,927	7,075	5,420
Total loans	$410,717	$406,921	$417,496	$419,756	$257,608
Less unearned interest, fees and deferred cost	411	352	331	331	351
Allowance for loan and lease losses	2,798	2,711	2,735	2,709	2,520
Net loans	$407,508	$403,858	$414,430	$416,716	$254,737

	ALC
	2019		2018
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	6,549	7,058	7,785	8,472	9,176
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Consumer	29,919	29,808	31,656	31,965	32,902
Branch retail	29,609	27,066	28,324	29,904	30,188
Indirect sales	45,466	42,280	40,609	41,101	37,241
Total loans	$111,543	$106,212	$108,374	$111,442	$109,507
Less unearned interest, fees and deferred cost	5,247	5,097	5,617	5,929	6,283
Allowance for loan and lease losses	2,289	2,213	2,320	2,407	2,432
Net loans	$104,007	$98,902	$100,437	$103,106	$100,792

The tables below summarize changes in the allowance for loan and lease losses for each of the most recent five quarters as of June 30, 2019 at both the Bank and ALC:

	Bank
	2019		2018
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,711	$2,735	$2,709	$2,520	$2,500
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	(13)	(34)	—	—	(1)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer loans	—	(15)	(1)	—	(2)
Other loans	—	—	(1)	(3)	—
Total charge-offs	(13)	(49)	(2)	(3)	(3)
Recoveries	10	25	28	16	23
Net recoveries (charge-offs)	(3)	(24)	26	13	20
Provision (reduction in reserve) for loan losses	90	—	—	176	—
Ending balance	$2,798	$2,711	$2,735	$2,709	$2,520
as a percentage of loans	0.68%	0.67%	0.66%	0.65%	0.98%
as a percentage of loans, excluding acquired loans	1.00%	1.01%	1.01%	1.03%	0.98%

	ALC
	2019		2018
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,213	$2,320	$2,407	$2,432	$2,329
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	(11)	(19)	(19)	(41)	(18)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer loans:
Consumer	(554)	(521)	(637)	(628)	(609)
Branch retail	(103)	(98)	(73)	(123)	(98)
Indirect sales	(76)	(52)	(36)	(21)	(33)
Other loans	—	—	—	—	—
Total charge-offs	(744)	(690)	(765)	(813)	(758)
Recoveries	195	183	204	176	159
Net recoveries (charge-offs)	(549)	(507)	(561)	(637)	(599)
Provision (reduction in reserve) for loan losses	625	400	474	612	702
Ending balance	$2,289	$2,213	$2,320	$2,407	$2,432
as a percentage of loans	2.15%	2.19%	2.26%	2.28%	2.36%

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of June 30, 2019 were as follows:

	Consolidated
	2019		2018
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Non-accrual loans	$1,479	$1,864	$2,759	$3,782	$1,713
Other real estate owned	1,258	1,222	1,505	1,489	2,181
Total	$2,737	$3,086	$4,264	$5,271	$3,894
Nonperforming assets as a percentage of loans and other real estate	0.53%	0.61%	0.82%	1.00%	1.07%
Nonperforming assets as a percentage of total assets	0.35%	0.39%	0.54%	0.66%	0.61%

	Bank
	2019		2018
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Non-accrual loans	$642	$749	$1,530	$2,581	$360
Other real estate owned	1,258	1,200	1,401	1,319	2,002
Total	$1,900	$1,949	$2,931	$3,900	$2,362
Nonperforming assets as a percentage of loans and other real estate	0.46%	0.48%	0.70%	0.93%	0.91%
Nonperforming assets as a percentage of total assets	0.24%	0.24%	0.37%	0.48%	0.37%

	ALC
	2019		2018
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Non-accrual loans	$837	$1,115	$1,229	$1,201	$1,353
Other real estate owned	—	22	104	170	179
Total	$837	$1,137	$1,333	$1,371	$1,532
Nonperforming assets as a percentage of loans and other real estate	0.79%	1.12%	1.30%	1.30%	1.48%
Nonperforming assets as a percentage of total assets	0.78%	1.11%	1.29%	1.30%	1.48%

Deposits

Total deposits decreased by 3.11% to $682.8 million as of June 30, 2019, from $704.7 million as of December 31, 2018. Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source that supports earning assets. Core deposits totaled $637.4 million, or 93.3% of total deposits, as of June 30, 2019, compared to $634.1 million, or 90.0% of total deposits, as of December 31, 2018.

Deposits, in particular core deposits, have historically been the Company’s primary source of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be one of the Company’s primary sources of funding in the future. We will continue to monitor deposit levels closely to help ensure an adequate level of funding for the Company’s activities. However, various economic and competitive factors could affect this funding source in the future, including increased competition from other financial institutions in deposit gathering, national and local economic conditions and interest rate policies adopted by the Federal Reserve and other central banks.

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. This category continues to be utilized as an alternative source of funds. During the second quarter of 2019, these borrowings represented less than 0.1% of average interest-bearing liabilities, compared to 4.4% in the second quarter of 2018.

Shareholders’ Equity

The Company has historically placed significant emphasis on maintaining its strong capital base. As of June 30, 2019, shareholders’ equity totaled $83.7 million, or 10.8% of total assets, compared to $79.4 million, or 10.0% of total assets, as of December 31, 2018. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. The increase in shareholders’ equity during the period ended June 30, 2019 resulted primarily from growth in retained earnings and a decrease in accumulated other comprehensive loss associated with unrealized losses in the fair value of available-for-sale securities during the first half of 2019. The fair value of the available-for-sale portfolio fluctuates based primarily on changes in interest rates. Accordingly, the net unrealized losses during the first half of 2019 are not necessarily indicative of future performance of the portfolio.

Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and our desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During both of the three-month periods ended June 30, 2019 and 2018, Bancshares declared a dividend of $0.02 per common share, or approximately $0.1 million in aggregate amount.

As of both June 30, 2019 and December 31, 2018, the Company retained approximately $20.4 million in treasury stock. The Company initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of Bancshares’ common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors has extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2019. There are 242,303 shares available for repurchase under this program. No shares were repurchased under this program to date in 2019 or in 2018. Share repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate, subject to applicable regulatory requirements.

As of June 30, 2019 and December 31, 2018, a total of 119,519 and 116,766 shares of stock, respectively, were deferred in connection with Bancshares’ Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash or shares of Bancshares common stock. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares of stock as equity surplus. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans and (2) principal payments and maturities from the investment portfolio. Other short-term investments, such as federal funds sold, may also provide additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $153.8 million as of June 30, 2019 and $75.2 million as of December 31, 2018. Investment securities forecasted to mature or reprice in one year or less were estimated to be $9.2 million and $8.1 million of the investment portfolio as of June 30, 2019 and December 31, 2018, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of June 30, 2019, the investment securities portfolio had an estimated average life of 2.5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of both June 30, 2019 and December 31, 2018, the Company did not have any outstanding borrowings under FHLB advances. The Company had up to $238.5 million and $282.2 million in remaining unused credit from the FHLB (subject to available collateral) as of June 30, 2019 and December 31, 2018, respectively. In addition, the Company had $72.0 million and $72.2 million in unused established federal funds lines as of June 30, 2019 and December 31, 2018, respectively.

Management believes that the Company has adequate sources of liquidity to cover its contractual obligations and commitments over the next twelve months. Management is not aware of any condition that currently exists that would have a materially adverse effect on the liquidity, capital resources or operation of the Company.

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2019, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of June 30, 2019, that Bancshares’ disclosure controls and procedures are effective to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the second quarter of 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (2)
April 1 – April 30	1,644	$10.30	—	242,303
May 1 – May 31	—	$—	—	242,303
June 1 – June 30	1,517	$9.45	—	242,303
Total	3,161	$9.89	—	242,303

(1)	3,161 shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the second quarter of 2019.
(2)

On December 19, 2018, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, Bancshares is authorized to repurchase up to 642,785 shares of common stock before December 31, 2019, of which 242,303 shares remain available.

ITEM 5.	OTHER INFORMATION

On May 2, 2019, the shareholders of Bancshares approved an amendment (the “Amendment”) to the 2013 Incentive Plan (the “Incentive Plan”) to increase the number of shares of common stock available under the Incentive Plan by 450,000 to 1,050,000. The Amendment was approved by Bancshares’ Board of Directors (the “Board”) in February 2019, subject to shareholder approval at the 2019 Annual Meeting of Shareholders.

The Incentive Plan initially became effective in March 2013 and is administered by the Compensation Committee of the Board (the “Compensation Committee”). A number of award types are available under the Incentive Plan, including incentive stock options, nonqualified stock options, stock appreciation rights and restricted awards. Persons eligible to participate in the Incentive Plan include all employees, directors and consultants of the Company and such other individuals designated by the Compensation Committee who are reasonably expected to become employees, directors and consultants upon the receipt of awards under the Incentive Plan.

The Compensation Committee has the authority to, subject to the terms of the Incentive Plan, the Compensation Committee’s charter and applicable laws, among other things, determine when awards are to be granted under the Incentive Plan, determine the participants to whom awards shall be granted and prescribe the terms and conditions of such awards.

The above description of the Incentive Plan is a summary only and is qualified in its entirety by reference to the complete text of the Incentive Plan, as amended, which is included as Exhibit 10.1 to this report and incorporated herein by reference.

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

3.2	Bylaws of First US Bancshares, Inc., effective as of October 11, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016).

*10.1	First US Bancshares, Inc. 2013 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on May 10, 2019).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019.

*Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: August 7, 2019

By:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)