Form 10-Q
period 2019-09-30
FIRST US BANCSHARES INC
filed 2019-11-06
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2019
Common Stock, $0.01 par value	6,222,230 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

PAGE

PART I. FINANCIAL INFORMATION	4

ITEM 1. FINANCIAL STATEMENTS	4

Interim Condensed Consolidated Balance Sheets at September 30, 2019 (Unaudited) and December 31, 2018	4

Interim Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)	5

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)	6

Interim Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)	8

Interim Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (Unaudited)	9

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	45

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	57

ITEM 4. CONTROLS AND PROCEDURES	57

PART II. OTHER INFORMATION	58

ITEM 1. LEGAL PROCEEDINGS	58

ITEM 1A. RISK FACTORS	58

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	58

ITEM 6. EXHIBITS	59

Signature Page	60

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and due from banks	$12,358	$9,796
Interest-bearing deposits in banks	23,077	39,803
Total cash and cash equivalents	35,435	49,599
Federal funds sold	10,080	8,354
Investment securities available-for-sale, at fair value	96,550	132,487
Investment securities held-to-maturity, at amortized cost	17,759	21,462
Federal Home Loan Bank stock, at cost	713	703
Loans, net of allowance for loan and lease losses of $5,585 and $5,055, respectively	544,519	514,867
Premises and equipment, net of accumulated depreciation	29,319	27,643
Cash surrender value of bank-owned life insurance	15,469	15,237
Accrued interest receivable	2,348	2,816
Goodwill and core deposit intangible, net	8,934	9,312
Other real estate owned	1,248	1,505
Other assets	9,556	7,954
Total assets	$771,930	$791,939
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$677,640	$704,725
Accrued interest expense	548	424
Other liabilities	9,731	6,826
Short-term borrowings	221	527
Total liabilities	688,140	712,502
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,568,053 and 7,562,264 shares issued, respectively; 6,222,230 and 6,298,062 shares outstanding, respectively	75	75
Surplus	13,730	13,496
Accumulated other comprehensive loss, net of tax	(573)	(2,377)
Retained earnings	91,731	88,668
Less treasury stock: 1,345,823 and 1,264,202 shares at cost, respectively	(21,173)	(20,414)
Noncontrolling interest	—	(11)
Total shareholders’ equity	83,790	79,437
Total liabilities and shareholders’ equity	$771,930	$791,939

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$10,114	$8,395	$29,620	$22,815
Interest on investment securities	913	1,057	3,143	3,146
Total interest income	11,027	9,452	32,763	25,961
Interest expense:
Interest on deposits	1,622	1,120	4,952	2,619
Interest on borrowings	58	4	58	198
Total interest expense	1,680	1,124	5,010	2,817
Net interest income	9,347	8,328	27,753	23,144
Provision for loan and lease losses	883	789	1,998	2,149
Net interest income after provision for loan and lease losses	8,464	7,539	25,755	20,995
Non-interest income:
Service and other charges on deposit accounts	472	489	1,375	1,400
Credit insurance income	175	198	426	516
Net gain on sales and prepayments of investment securities	45	—	67	105
Net gain on settlement of derivative contracts	—	981	—	981
Mortgage fees from secondary market	91	128	380	389
Other income, net	631	316	1,722	993
Total non-interest income	1,414	2,112	3,970	4,384
Non-interest expense:
Salaries and employee benefits	5,089	4,643	15,272	13,743
Net occupancy and equipment	1,055	983	3,190	2,745
Computer services	421	328	1,105	937
Fees for professional services	316	242	879	781
Acquisition expenses	—	1,492	—	1,492
Other expense	1,665	1,454	5,057	4,237
Total non-interest expense	8,546	9,142	25,503	23,935

Income before income taxes	1,332	509	4,222	1,444
Provision for income taxes	214	269	865	431
Net income	$1,118	$240	$3,357	$1,013
Basic net income per share	$0.17	$0.04	$0.52	$0.17
Diluted net income per share	$0.16	$0.03	$0.49	$0.15
Dividends per share	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the three months ended September 30, 2019 and 2018 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Non- controlling Interest	Total Shareholders’ Equity
Balance, June 30, 2018	6,092,264	$73	$10,970	$(2,187)	$87,203	$(20,414)	$(11)	$75,634
Net income	—	—	—	—	240	—	—	240
Net change in fair value of securities available-for-sale, net of tax	—	—	—	39	—	—	—	39
Net change in fair value of derivative instruments, net of tax	—	—	—	(734)	—	—	—	(734)
Dividends declared: $.02 per share	—	—	—	—	(126)	—	—	(126)
Impact of stock-based compensation plans, net	93	—	118	—	—	—	—	118
Issuance of common stock	204,355	2	2,297	—	—	—	—	2,299
Balance, September 30, 2018	6,296,712	$75	$13,385	$(2,882)	$87,317	$(20,414)	$(11)	$77,470

Balance, June 30, 2019	6,306,161	$75	$13,646	$(338)	$90,737	$(20,372)	$—	$83,748
Net income	—	—	—	—	1,118	—	—	1,118
Net change in fair value of securities available-for-sale, net of tax	—	—	—	88	—	—	—	88
Net change in fair value of derivative instruments, net of tax	—	—	—	(323)	—	—	—	(323)
Dividends declared: $.02 per share	—	—	—	—	(124)	—	—	(124)
Impact of stock-based compensation plans, net	269	—	84	—	—	—	—	84
Treasury stock repurchases	(84,200)	—	—	—	—	(801)	—	(801)
Balance, September 30, 2019	6,222,230	$75	$13,730	$(573)	$91,731	$(21,173)	$—	$83,790

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the nine months ended September 30, 2019 and 2018 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Non- controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2018	6,081,744	$73	$10,755	$(868)	$86,673	$(20,414)	$(11)	$76,208
Net income	—	—	—	—	1,013	—	—	1,013
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(1,681)	—	—	—	(1,681)
Net change in fair value of derivative instruments, net of tax	—	—	—	(333)	—	—	—	(333)
Dividends declared: $.06 per share	—	—	—	—	(369)	—	—	(369)
Impact of stock-based compensation plans, net	10,613	—	333	—	—	—	—	333
Issuance of common stock	204,355	2	2,297	—	—	—	—	2,299
Balance, September 30, 2018	6,296,712	$75	$13,385	$(2,882)	$87,317	$(20,414)	$(11)	$77,470

Balance, January 1, 2019	6,298,062	$75	$13,496	$(2,377)	$88,668	$(20,414)	$(11)	$79,437
Net income	—	—	—	—	3,357	—	—	3,357
Net change in fair value of securities available-for-sale, net of tax	—	—	—	2,127	—	—	—	2,127
Net change in fair value of derivative instruments, net of tax	—	—	—	(323)	—	—	—	(323)
Dividends declared: $.06 per share	—	—	—	—	(377)	—	—	(377)
Impact of stock-based compensation plans, net	5,789	—	276	—	—	—	—	276
Reissuance of treasury stock as compensation	2,579	—	(42)	—	—	42	—	—
Treasury stock repurchases	(84,200)	—	—	—	—	(801)	—	(801)
Discontinuation of partnership consolidation	—	—	—	—	83	—	11	94
Balance, September 30, 2019	6,222,230	$75	$13,730	$(573)	$91,731	$(21,173)	$—	$83,790

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net income	$1,118	$240	$3,357	$1,013
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale arising during period, net of tax expense (benefit) of $40, $13, $726 and $(533), respectively	122	39	2,178	(1,602)
Reclassification adjustment for net gains on securities available-for -sale realized in net income, net of tax of $11, $0, $16 and $26, respectively	(34)	—	(51)	(79)
Unrealized holding gains (losses) arising during the period on effective cash flow hedge derivatives, net of tax expense (benefit) of $(108), $0, $(108) and $133, respectively	(323)	(3)	(323)	398
Reclassification adjustment for net gains on cash flow hedge derivatives realized in net income, net of tax of $0, $243, $0 and $243, respectively	—	(731)	—	(731)
Other comprehensive income (loss)	(235)	(695)	1,804	(2,014)
Total comprehensive income (loss)	$883	$(455)	$5,161	$(1,001)

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net income	$3,357	$1,013
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,205	1,078
Provision for loan and lease losses	1,998	2,149
Deferred income tax provision	738	821
Net gain on sale and prepayment of investment securities	(67)	(105)
Stock-based compensation expense	276	333
Net amortization of securities	452	618
Amortization of intangible assets	378	43
Net loss on premises and equipment and other real estate	392	330
Changes in assets and liabilities:
Decrease in accrued interest receivable	468	148
Increase in other assets	(3,218)	(900)
Increase (decrease) in accrued interest expense	124	(26)
Increase in other liabilities	2,474	2,061
Net cash provided by operating activities	8,577	7,563
Cash flows from investing activities:
Net (increase) decrease in federal funds sold	(1,726)	6,439
Purchases of investment securities, available-for-sale	(2,784)	(15,224)
Proceeds from sales of investment securities, available-for-sale	12,668	4,221
Proceeds from maturities and prepayments of investment securities, available-for-sale	28,568	30,909
Proceeds from maturities and prepayments of investment securities, held-to-maturity	3,640	3,950
Net (increase) decrease in Federal Home Loan Bank stock	(10)	1,471
Net cash paid for acquisition	—	(19,014)
Proceeds from the sale of premises and equipment and other real estate	1,026	2,883
Net increase in loans	(32,698)	(22,122)
Purchases of premises and equipment	(2,856)	(653)
Net cash provided by (used in) investing activities	5,828	(7,140)
Cash flows from financing activities:
Net increase (decrease) in deposits	(27,085)	58,307
Net decrease in short-term borrowings	(306)	(25,402)
Payments on long-term Federal Home Loan Bank advances	—	(10,000)
Treasury stock repurchases	(801)	—
Dividends paid	(377)	(369)
Net cash provided by (used in) financing activities	(28,569)	22,536
Net increase (decrease) in cash and cash equivalents	(14,164)	22,959
Cash and cash equivalents, beginning of period	49,599	27,124
Cash and cash equivalents, end of period	$35,435	$50,083
Supplemental disclosures:
Cash paid for:
Interest	$3,206	$2,843
Income taxes	188	137
Non-cash transactions:
Assets acquired in settlement of loans	1,048	649
Reissuance of treasury stock as compensation	42	—

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

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding (basic shares). Included in basic shares are certain shares that have been accrued as of the balance sheet date as deferred compensation for members of Bancshares’ Board of Directors. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period (dilutive shares). The dilutive shares consist of nonqualified stock option grants issued to employees and members of Bancshares’ Board of Directors pursuant to Bancshares’ 2013 Incentive Plan (as amended, the “2013 Incentive Plan”) previously approved by Bancshares’ shareholders. The following table reflects weighted average shares used to calculate basic and diluted net income per share for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic shares	6,397,290	6,304,717	6,410,805	6,236,197
Dilutive shares	419,081	377,951	419,081	377,951
Diluted shares	6,816,371	6,682,668	6,829,886	6,614,148

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in Thousands, Except Per Share Data)
Net income	$1,118	$240	$3,357	$1,013
Basic net income per share	$0.17	$0.04	$0.52	$0.17
Diluted net income per share	$0.16	$0.03	$0.49	$0.15

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

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the Financial Accounting Standards Board (“FASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 requires organizations that lease assets (lessees) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by the lease for all operating leases under current U.S. GAAP with a term of more than 12 months. ASU 2016-02 became effective for the Company on January 1, 2019. Refer to Note 13, Leases, for additional information regarding the adoption of ASU 2016-02. As a result of implementation of the standard, the Company recorded a right-of-use asset and lease liability. As of September 30, 2019, both the right-of-use asset and lease liability totaled approximately $3.6 million.

Pending Accounting Pronouncements

ASU 2018-15, “Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” Issued in August 2018, ASU 2018-15 aims to reduce complexity in the accounting for costs of implementing a cloud computing service arrangement. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments of ASU 2018-15 require an entity to follow the guidance in FASB ASC Subtopic 350-40, “Intangibles-Goodwill and Other – Internal-Use Software,” in order to determine which implementation costs to capitalize as assets related to the service contract and which costs to expense. The amendments of ASU 2018-15 also require an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement (i.e., the noncancelable period of the arrangement plus periods covered by (1) an option to extend the arrangement if the entity is reasonably certain to exercise that option, (2) an option to terminate the arrangement if the entity is reasonably certain not to exercise the option and (3) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor). ASU 2018-15 also requires an entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement, and to classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not currently have any material amount of implementation costs related to hosting arrangements that are service contracts, and the Company does not expect the adoption of ASU 2018-15 to have a material impact on the Company’s consolidated financial statements.

ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” Issued in August 2018, the amendments in this ASU remove disclosure requirements in ASC Topic 820 related to (1) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. The ASU also modifies disclosure requirements such that (1) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date that restrictions from redemption might lapse, only if the investee has communicated the timing to the entity or announced the timing publicly, and (2) it is clear that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Additionally, this ASU adds disclosure requirements for public entities about (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments of ASU 2018-13 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements but does not expect the adoption of ASU 2018-13 to have a material impact on the Company’s consolidated financial statements.

ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  Issued in January 2017, ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. As originally issued, ASU 2017-04 was effective prospectively for annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019. On October 16, 2019, the FASB approved a delay in the implementation of ASU 2017-04 by three years for smaller reporting companies, including the Company. Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

ASU 2016-13, "Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” Issued in June 2016, ASU 2016-13 removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance removes all current recognition thresholds and requires companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities. The standard will add new disclosures related to factors that influenced management’s estimate, including current expected credit losses, the changes in those factors and reasons for the changes, as well as the method applied to revert to historical credit loss experience. As originally issued, ASU 2016-13 was effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019, with institutions required to apply the changes through a cumulative-effect adjustment to their retained earnings balance as of the beginning of the first reporting period in which the guidance is effective. On October 16, 2019, the FASB approved a delay in the implementation of ASU 2016-13 by three years for smaller reporting companies, including the Company. Management has been in the process of developing a revised model to calculate the allowance for loan and lease losses upon implementation of ASU 2016-13 in order to determine the impact on the Company’s consolidated financial statements and, at this time, expects to recognize a one-time cumulative effect adjustment to the allowance for loan and lease losses as of the beginning of the first reporting period in which the new standard is effective. The magnitude of any such one-time adjustment is not yet known.

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

All of the Company’s revenue that is subject to ASC Topic 606 is included in non-interest income; however, not all non-interest income is subject to ASC Topic 606. Revenue earned by the Company that is subject to ASC Topic 606 primarily consists of service and other charges on deposit accounts, mortgage fees from secondary market transactions at the Bank, ATM fee income and other non-interest income. Revenue generated from these sources for both of the nine-month periods ended September 30, 2019 and 2018 was $2.4 million, and was $0.9 million and $0.8 million for the three-month periods ended September 30, 2019 and 2018, respectively. All sources of the Company’s revenue subject to ASC Topic 606 are transaction-based, and revenue is recognized at the time at which the transaction is executed, which is the same time at which the Company’s performance obligation is satisfied. The Company had no contract liabilities or unsatisfied performance obligations with customers as of September 30, 2019.

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

The acquisition of TPB was accounted for using the purchase method of accounting in accordance with ASC Topic 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding the methods and assumptions to be used. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. No adjustments to fair value were recorded during the nine months ended September 30, 2019.

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

Other liabilities — The carrying amount of these other liabilities was deemed to be a reasonable estimate of fair value.

4.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of September 30, 2019 and December 31, 2018 were as follows:

	Available-for-Sale
	September 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$47,107	$321	$(320)	$47,108
Commercial	45,496	46	(485)	45,057
Obligations of states and political subdivisions	4,199	106	—	4,305
U.S. Treasury securities	80	—	—	80
Total	$96,882	$473	$(805)	$96,550

	Held-to-Maturity
	September 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$9,722	$1	$(83)	$9,640
Obligations of U.S. government-sponsored agencies	6,410	—	(29)	6,381
Obligations of states and political subdivisions	1,627	13	—	1,640
Total	$17,759	$14	$(112)	$17,661

	Available-for-Sale
	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$73,859	$113	$(1,517)	$72,455
Commercial	56,101	10	(1,822)	54,289
Obligations of states and political subdivisions	5,617	51	(4)	5,664
U.S. Treasury securities	79	—	—	79
Total	$135,656	$174	$(3,343)	$132,487

	Held-to-Maturity
	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$11,716	$—	$(349)	$11,367
Obligations of U.S. government-sponsored agencies	8,026	—	(244)	7,782
Obligations of states and political subdivisions	1,720	—	(17)	1,703
Total	$21,462	$—	$(610)	$20,852

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of September 30, 2019 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$102	$103	$—	$—
Maturing after one to five years	20,916	20,843	3,359	3,365
Maturing after five to ten years	43,510	43,446	7,250	7,194
Maturing after ten years	32,354	32,158	7,150	7,102
Total	$96,882	$96,550	$17,759	$17,661

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2019 and December 31, 2018.

	Available-for-Sale
	September 30, 2019
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$16,466	$(135)	$11,030	$(185)
Commercial	4,140	(10)	32,825	(475)
U.S. Treasury securities	80	—	—	—
Total	$20,686	$(145)	$43,855	$(660)

	Held-to-Maturity
	September 30, 2019
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$1,522	$(9)	$7,902	$(74)
Obligations of U.S. government-sponsored agencies	1,403	(8)	4,979	(21)
Obligations of states and political subdivisions	—	—	503	—
Total	$2,925	$(17)	$13,384	$(95)

	Available-for-Sale
	December 31, 2018
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$9,417	$(87)	$53,507	$(1,430)
Commercial	461	(3)	53,430	(1,819)
Obligations of states and political subdivisions	879	(2)	420	(2)
U.S. Treasury securities	79	—	—	—
Total	$10,836	$(92)	$107,357	$(3,251)

	Held-to-Maturity
	December 31, 2018
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$11,367	$(349)
Obligations of U.S. government-sponsored agencies	—	—	7,782	(244)
Obligations of states and political subdivisions	770	—	933	(17)
Total	$770	$—	$20,082	$(610)

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

As of September 30, 2019, 74 debt securities had been in a loss position for more than 12 months, and 39 debt securities had been in a loss position for less than 12 months. As of December 31, 2018, 153 debt securities had been in a loss position for more than 12 months, and 21 debt securities had been in a loss position for less than 12 months. As of both September 30, 2019 and December 31, 2018, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Most of the securities in an unrealized loss position are residential or commercial mortgage-backed securities that are either direct obligations of the U.S. government or government-sponsored entities and, accordingly, have little associated credit risk. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of September 30, 2019 or December 31, 2018.

Investment securities with a carrying value of $55.4 million and $46.7 million as of September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes.

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

As of September 30, 2019 and December 31, 2018, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	September 30, 2019
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$27,348	$—	$27,348
Secured by 1-4 family residential properties	103,269	6,067	109,336
Secured by multi-family residential properties	46,843	—	46,843
Secured by non-farm, non-residential properties	164,941	—	164,941
Other	842	—	842
Commercial and industrial loans (1)	90,470	—	90,470
Consumer loans:
Consumer	8,136	29,341	37,477
Branch retail	—	30,008	30,008
Indirect sales	—	48,073	48,073
Total loans	441,849	113,489	555,338
Less: Unearned interest, fees and deferred cost	204	5,030	5,234
Allowance for loan losses	3,349	2,236	5,585
Net loans	$438,296	$106,223	$544,519

	December 31, 2018
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$41,340	$—	$41,340
Secured by 1-4 family residential properties	102,971	7,785	110,756
Secured by multi-family residential properties	23,009	—	23,009
Secured by non-farm, non-residential properties	156,162	—	156,162
Other	1,308	—	1,308
Commercial and industrial loans (1)	85,779	—	85,779
Consumer loans:
Consumer	6,927	31,656	38,583
Branch retail	—	28,324	28,324
Indirect sales	—	40,609	40,609
Total loans	417,496	108,374	525,870
Less: Unearned interest, fees and deferred cost	331	5,617	5,948
Allowance for loan losses	2,735	2,320	5,055
Net loans	$414,430	$100,437	$514,867

(1)	Includes equipment financing leases.
The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 62.9% and 63.2% of the portfolio was concentrated in loans secured by real estate as of September 30, 2019 and December 31, 2018, respectively.

Loans with a carrying value of $29.6 million and $27.0 million were pledged as collateral to secure FHLB borrowings as of September 30, 2019 and December 31, 2018, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of September 30, 2019 and December 31, 2018 were $0.9 million and $0.8 million, respectively. During the nine months ended September 30, 2019, there were $0.1 million of new loans to these parties, and repayments by active related parties were $8 thousand. During the year ended December 31, 2018, there were $0.5 million of new loans to these parties, and repayments by active related parties were $0.2 million.

Acquired Loans

The Company acquired loans through the TPB acquisition completed on August 31, 2018. At acquisition, certain acquired loans evidenced deterioration of credit quality since origination and it was probable that all contractually-required payments would not be collected.

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. PCI loans are accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. On the date of completion of the acquisition, the outstanding principal balance and carrying value of PCI loans accounted for under ASC Topic 310-30 were $2.9 million and $2.8 million, respectively.

The carrying amount of PCI loans, which is included within loans on the balance sheet, is set forth in the table below as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$75
Secured by 1-4 family residential properties	231	492
Outstanding balance	231	567
Fair value adjustment	(51)	(70)
Carrying amount, net of fair value adjustment	$180	$497

During both the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company did not recognize any accretable yield, or income expected to be collected, associated with these loans. Additionally, the Company did not increase or reverse the allowance for loan losses related to the remaining PCI loans.

Allowance for Loan Losses

The following tables present changes in the allowance for loan losses during the nine months ended September 30, 2019 and the year ended December 31, 2018 and the related loan balances by loan portfolio segment and loan type as of September 30, 2019 and December 31, 2018:

	Bank
	Nine Months Ended September 30, 2019
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$240	$322	$128	$831	$1	$1,138	$75	$—	$—	$2,735
Charge-offs	—	(47)	—	—	—	—	(32)	—	—	(79)
Recoveries	—	22	—	—	—	3	33	—	—	58
Provision	(78)	139	233	72	—	259	10	—	—	635
Ending balance	$162	$436	$361	$903	$1	$1,400	$86	$—	$—	$3,349
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$15	$—	$—	$—	$394	$9	$—	$—	$418
Collectively evaluated for impairment	162	421	361	903	1	1,006	77	—	—	2,931
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$162	$436	$361	$903	$1	$1,400	$86	$—	$—	$3,349
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$702	$—	$496	$—	$4,025	$32	$—	$—	$5,255
Collectively evaluated for impairment	27,348	102,387	46,843	164,445	842	86,445	8,104	—	—	436,414
Loans acquired with deteriorated credit quality	—	180	—	—	—	—	—	—	—	180
Total loans receivable	$27,348	$103,269	$46,843	$164,941	$842	$90,470	$8,136	$—	$—	$441,849

	ALC
	Nine Months Ended September 30, 2019
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$24	$—	$—	$—	$—	$1,724	$427	$145	$2,320
Charge-offs	—	(34)	—	—	—	—	(1,501)	(294)	(194)	(2,023)
Recoveries	—	6	—	—	—	—	470	94	6	576
Provision	—	29	—	—	—	—	862	204	268	1,363
Ending balance	$—	$25	$—	$—	$—	$—	$1,555	$431	$225	$2,236
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	25	—	—	—	—	1,555	431	225	2,236
Total allowance for loan losses	$—	$25	$—	$—	$—	$—	$1,555	$431	$225	$2,236
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$137	$—	$—	$—	$—	$—	$—	$—	$137
Collectively evaluated for impairment	—	5,930	—	—	—	—	29,341	30,008	48,073	113,352
Total loans receivable	$—	$6,067	$—	$—	$—	$—	$29,341	$30,008	$48,073	$113,489

	Bank and ALC
	Nine Months Ended September 30, 2019
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$240	$346	$128	$831	$1	$1,138	$1,799	$427	$145	$5,055
Charge-offs	—	(81)	—	—	—	—	(1,533)	(294)	(194)	(2,102)
Recoveries	—	28	—	—	—	3	503	94	6	634
Provision	(78)	168	233	72	—	259	872	204	268	1,998
Ending balance	$162	$461	$361	$903	$1	$1,400	$1,641	$431	$225	$5,585
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$15	$—	$—	$—	$394	$9	$—	$—	$418
Collectively evaluated for impairment	162	446	361	903	1	1,006	1,632	431	225	5,167
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$162	$461	$361	$903	$1	$1,400	$1,641	$431	$225	$5,585
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$839	$—	$496	$—	$4,025	$32	$—	$—	$5,392
Collectively evaluated for impairment	27,348	108,317	46,843	164,445	842	86,445	37,445	30,008	48,073	549,766
Loans acquired with deteriorated credit quality	—	180	—	—	—	—	—	—	—	180
Total loans receivable	$27,348	$109,336	$46,843	$164,941	$842	$90,470	$37,477	$30,008	$48,073	$555,338

	Bank
	Year Ended December 31, 2018
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$203	$238	$116	$777	$2	$1,049	$62	$—	$—	$2,447
Charge-offs	—	(9)	—	—	—	(3)	(4)	—	—	(16)
Recoveries	—	51	—	4	—	11	23	—	—	89
Provision	37	42	12	50	(1)	81	(6)	—	—	215
Ending balance	$240	$322	$128	$831	$1	$1,138	$75	$—	$—	$2,735
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$28	$50	$—	$1	$—	$67	$20	$—	$—	$166
Collectively evaluated for impairment	212	272	128	830	1	1,071	55	—	—	2,569
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$240	$322	$128	$831	$1	$1,138	$75	$—	$—	$2,735
Ending balance of loans receivable:
Individually evaluated for impairment	$153	$57	$—	$511	$—	$67	$43	$—	$—	$831
Collectively evaluated for impairment	41,114	102,490	23,009	155,651	1,308	85,712	6,884	—	—	416,168
Loans acquired with deteriorated credit quality	73	424	—	—	—	—	—	—	—	497
Total loans receivable	$41,340	$102,971	$23,009	$156,162	$1,308	$85,779	$6,927	$—	$—	$417,496

	ALC
	Year Ended December 31, 2018
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$52	$—	$—	$—	$—	$1,653	$393	$229	$2,327
Charge-offs	—	(92)	—	—	—	—	(2,478)	(415)	(116)	(3,101)
Recoveries	—	23	—	—	—	—	545	113	6	687
Provision	—	41	—	—	—	—	2,004	336	26	2,407
Ending balance	$—	$24	$—	$—	$—	$—	$1,724	$427	$145	$2,320
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	24	—	—	—	—	1,724	427	145	2,320
Total allowance for loan losses	$—	$24	$—	$—	$—	$—	$1,724	$427	$145	$2,320
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$211	$—	$—	$—	$—	$—	$—	$—	$211
Collectively evaluated for impairment	—	7,574	—	—	—	—	31,656	28,324	40,609	108,163
Total loans receivable	$—	$7,785	$—	$—	$—	$—	$31,656	$28,324	$40,609	$108,374

	Bank and ALC
	Year Ended December 31, 2018
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$203	$290	$116	$777	$2	$1,049	$1,715	$393	$229	$4,774
Charge-offs	—	(101)	—	—	—	(3)	(2,482)	(415)	(116)	(3,117)
Recoveries	—	74	—	4	—	11	568	113	6	776
Provision	37	83	12	50	(1)	81	1,998	336	26	2,622
Ending balance	$240	$346	$128	$831	$1	$1,138	$1,799	$427	$145	$5,055
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$28	$50	$—	$1	$—	$67	$20	$—	$—	$166
Collectively evaluated for impairment	212	296	128	830	1	1,071	1,779	427	145	4,889
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$240	$346	$128	$831	$1	$1,138	$1,799	$427	$145	$5,055
Ending balance of loans receivable:
Individually evaluated for impairment	$153	$268	$—	$511	$—	$67	$43	$—	$—	$1,042
Collectively evaluated for impairment	41,114	110,064	23,009	155,651	1,308	85,712	38,540	28,324	40,609	524,331
Loans acquired with deteriorated credit quality	73	424	—	—	—	—	—	—	—	497
Total loans receivable	$41,340	$110,756	$23,009	$156,162	$1,308	$85,779	$38,583	$28,324	$40,609	$525,870

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

•

Doubtful (Risk Grade 8): Loans classified as doubtful have all of the weaknesses found in substandard loans, with the added characteristic that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable or improbable. Serious problems exist such that partial loss of principal is likely; however, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Such pending factors may include proposed merger, acquisition or liquidation procedures, capital injection, perfection of liens on additional collateral and refinancing plans. Loans classified as doubtful may include loans to borrowers that have demonstrated a history of failing to live up to agreements. The Bank did not have any loans classified as Doubtful (Risk Grade 8) as of September 30, 2019 or December 31, 2018.

•

Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Bank did not have any loans classified as Loss (Risk Grade 9) as of September 30, 2019 or December 31, 2018.

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of September 30, 2019:

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$26,997	$351	$—	$27,348
Secured by 1-4 family residential properties	101,001	137	2,131	103,269
Secured by multi-family residential properties	46,843	—	—	46,843
Secured by non-farm, non-residential properties	159,511	4,422	1,008	164,941
Other	842	—	—	842
Commercial and industrial loans	85,353	720	4,397	90,470
Consumer loans	8,096	—	40	8,136
Total	$428,643	$5,630	$7,576	$441,849

The above amounts include purchased credit impaired loans. As of September 30, 2019, $0.2 million of purchased credit impaired loans were rated “Substandard.”

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$5,936	$131	$6,067
Consumer loans:
Consumer	28,908	433	29,341
Branch retail	29,858	150	30,008
Indirect sales	48,003	70	48,073
Total	$112,705	$784	$113,489

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2018:

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$40,200	$914	$226	$41,340
Secured by 1-4 family residential properties	100,485	154	2,332	102,971
Secured by multi-family residential properties	23,009	—	—	23,009
Secured by non-farm, non-residential properties	153,077	1,996	1,089	156,162
Other	1,308	—	—	1,308
Commercial and industrial loans	83,261	1,977	541	85,779
Consumer loans	6,848	—	79	6,927
Total	$408,188	$5,041	$4,267	$417,496

The above amounts include purchased credit impaired loans. As of December 31, 2018, $0.5 million of purchased credit impaired loans were rated “Substandard.”

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$7,657	$128	$7,785
Consumer loans:
Consumer	30,826	830	31,656
Branch retail	28,171	153	28,324
Indirect sales	40,491	118	40,609
Total	$107,145	$1,229	$108,374

The following tables provide an aging analysis of past due loans by class as of September 30, 2019:

	Bank
	As of September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$349	$—	$—	$349	$26,999	$27,348	$—
Secured by 1-4 family residential properties	1,949	212	—	2,161	101,108	103,269	—
Secured by multi-family residential properties	—	—	—	—	46,843	46,843	—
Secured by non-farm, non-residential properties	1,334	—	14	1,348	163,593	164,941	—
Other	—	—	—	—	842	842	—
Commercial and industrial loans	918	—	—	918	89,552	90,470	—
Consumer loans	16	—	1	17	8,119	8,136	—
Total	$4,566	$212	$15	$4,793	$437,056	$441,849	$—

The above amounts include purchased credit impaired loans. As of September 30, 2019, $0.2 million of purchased credit impaired loans were 60-89 days past due.

	ALC
	As of September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	60	—	131	191	5,876	6,067	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	535	275	434	1,244	28,097	29,341	—
Branch retail	122	73	150	345	29,663	30,008	—
Indirect sales	194	75	70	339	47,734	48,073	—
Total	$911	$423	$785	$2,119	$111,370	$113,489	$—

The following tables provide an aging analysis of past due loans by class as of December 31, 2018:

	Bank
	As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$415	$582	$74	$1,071	$40,269	$41,340	$—
Secured by 1-4 family residential properties	991	36	539	1,566	101,405	102,971	—
Secured by multi-family residential properties	—	—	—	—	23,009	23,009	—
Secured by non-farm, non-residential properties	458	13	—	471	155,691	156,162	—
Other	—	—	—	—	1,308	1,308	—
Commercial and industrial loans	2,608	30	384	3,022	82,757	85,779	—
Consumer loans	80	—	4	84	6,843	6,927	—
Total	$4,552	$661	$1,001	$6,214	$411,282	$417,496	$—

The above amounts include purchased credit impaired loans. As of December 31, 2018, $0.3 million of purchased credit impaired loans were 90 or more days past due.

	ALC
	As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	60	65	128	253	7,532	7,785	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	563	354	830	1,747	29,909	31,656	—
Branch retail	164	98	153	415	27,909	28,324
Indirect sales	184	79	118	381	40,228	40,609	—
Total	$971	$596	$1,229	$2,796	$105,578	$108,374	$—

The following table provides an analysis of non-accruing loans by class as of September 30, 2019 and December 31, 2018:

	Loans on Non-Accrual Status
	September 30, 2019	December 31, 2018
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$73
Secured by 1-4 family residential properties	719	1,097
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	23	14
Other	8	—
Commercial and industrial loans	30	424
Consumer loans:
Consumer	468	879
Branch retail	150	153
Indirect sales	70	119
Total loans	$1,468	$2,759

As of September 30, 2019 and December 31, 2018, purchased credit impaired loans comprised $0.2 million and $0.5 million of nonaccrual loans, respectively.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral at the Bank. All loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. At management’s discretion, additional loans may be impaired based on homogeneous factors such as changes in the nature and volume of the portfolio, portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends and economic conditions that may affect the borrower’s ability to pay. At ALC, all loans of $50 thousand or more that are 90 days or more past due are identified for impairment analysis. As of September 30, 2019 and December 31, 2018, there were $0.1 million and $0.2 million, respectively, of impaired loans with no related allowance recorded at ALC. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

As of September 30, 2019, the carrying amount of impaired loans at the Bank and ALC consisted of the following:

	September 30, 2019
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	997	997	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	496	496	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Total loans with no related allowance recorded	$1,493	$1,493	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	22	22	15
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	4,025	4,025	394
Consumer	32	32	9
Total loans with an allowance recorded	$4,079	$4,079	$418
Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	1,019	1,019	15
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	496	496	—
Commercial and industrial	4,025	4,025	394
Consumer	32	32	9
Total impaired loans	$5,572	$5,572	$418

The above amounts include purchased credit impaired loans. As of September 30, 2019, purchased credit impaired loans comprised $0.2 million of impaired loans without a related allowance recorded.

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

The average net investment in impaired loans and interest income recognized and received on impaired loans during the nine months ended September 30, 2019 and the year ended December 31, 2018 were as follows:

	Nine Months Ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$181	$—	$—
Secured by 1-4 family residential properties	1,021	43	37
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	645	22	21
Other	—	—	—
Commercial and industrial	991	5	5
Consumer	38	1	1
Total	$2,876	$71	$64

	Year Ended December 31, 2018
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$70	$8	$8
Secured by 1-4 family residential properties	794	16	16
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	523	34	35
Other	1	—	—
Commercial and industrial	57	4	5
Consumer	15	3	3
Total	$1,460	$65	$67

Loans on which the accrual of interest has been discontinued amounted to $1.5 million and $2.8 million as of September 30, 2019 and December 31, 2018, respectively. If interest on those loans had been accrued, there would have been $30 thousand and $44 thousand of interest accrued for the periods ended September 30, 2019 and December 31, 2018, respectively. Interest income related to these loans for the nine months ended September 30, 2019 and the year ended December 31, 2018 was $13 thousand and $27 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were no loans modified with concessions granted during the nine-month period ended September 30, 2019 or the year ended December 31, 2018. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of September 30, 2019 and December 31, 2018, the Company had $18 thousand and $65 thousand, respectively, of non-accruing loans that were previously restructured and that remained on non-accrual status. For both the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides, as of September 30, 2019 and December 31, 2018, the number of loans remaining in each loan category that the Bank had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	September 30, 2019			December 31, 2018
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	1	$107	$66	1	$107	$73
Secured by 1-4 family residential properties	3	318	30	3	318	118
Secured by non-farm, non-residential properties	—	—	—	1	53	34
Commercial loans	2	116	63	2	116	72
Total	6	$541	$159	7	$594	$297

As of September 30, 2019 and December 31, 2018, no loans that previously had been modified in a troubled debt restructuring had defaulted subsequent to modification.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $1 thousand and $2 thousand as of September 30, 2019 and December 31, 2018, respectively.

6.	OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following tables summarize foreclosed property activity as of the nine months ended September 30, 2019 and 2018:

	September 30, 2019
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$1,401	$104	$1,505
Additions (1)	224	88	312
Sales proceeds	(443)	(80)	(523)
Gross gains	37	2	39
Gross losses	(21)	(26)	(47)
Net gains (losses)	16	(24)	(8)
Impairment	—	(38)	(38)
Ending balance	$1,198	$50	$1,248

	September 30, 2018
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$3,527	$265	$3,792
Additions (1)	191	58	249
Sales proceeds	(2,453)	(77)	(2,530)
Gross gains	267	8	275
Gross losses	(46)	(54)	(100)
Net gains (losses)	221	(46)	175
Impairment	(167)	(30)	(197)
Ending balance	$1,319	$170	$1,489

(1)	Additions to other real estate owned (“OREO”) include transfers from loans and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was $0.2 million and $0.5 million as of September 30, 2019 and 2018, respectively. In addition, the Company held $40 thousand of consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of September 30, 2019, and did not hold any of these loans as of September 30, 2018.

Repossessions

In addition to the other real estate and other assets acquired in foreclosure, the Bank and ALC also acquire assets through the repossession of the underlying collateral of loans in default. Total repossessed assets as of September 30, 2019 and December 31, 2018 were $0.1 million and $0.2 million, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $7.4 million of goodwill as a result of its acquisition of TPB in 2018. The Company’s goodwill impairment testing is being performed during the fourth quarter of 2019. Goodwill impairment was neither indicated nor recorded during the nine months ended September 30, 2019 or the year ended December 31, 2018.

Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill totaled $7.4 million as of both September 30, 2019 and December 31, 2018.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $2.0 million were recorded during 2018 as part of the TPB acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) as of September 30, 2019 were as follows:

September 30, 2019
(Dollars in Thousands)
Goodwill	$7,435
Core deposit intangible:
Gross carrying amount	2,048
Accumulated amortization	(549)
Core deposit intangible, net	1,499
Total	$8,934

The Company’s estimated remaining amortization expense on intangibles as of September 30, 2019 was as follows:

Amortization Expense
(Dollars in Thousands)
2019	$110
2020	414
2021	341
2022	268
2023	195
2024	122
2025	49
Total	$1,499

The net carrying amount of the Company’s core deposit premiums is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition. That assessment is based on the carrying amount of the intangible assets subject to amortization at the date on which it is tested for recoverability. Intangible assets subject to amortization are tested by the Company for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

8.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, and short-term FHLB advances with original maturities of one year or less. Short-term borrowings totaled $0.2 million and $0.5 million as of September 30, 2019 and December 31, 2018, respectively.

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both September 30, 2019 and December 31, 2018, there were no federal funds purchased outstanding. The Bank had $61.8 million and $72.2 million in available unused lines of credit with correspondent banks and the Federal Reserve as of September 30, 2019 and December 31, 2018, respectively.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of September 30, 2019 and December 31, 2018 totaled $0.2 million and $0.5 million, respectively.

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of both September 30, 2019 and December 31, 2018, the Bank did not have any outstanding FHLB advances with original maturities of less than one year.

9.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both September 30, 2019 and December 31, 2018, the Company did not have any long-term FHLB advances outstanding.

Assets pledged (including loans and investment securities) associated with FHLB advances totaled $29.6 million and $27.0 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, the Bank had $233.0 million and $282.2 million, respectively, in remaining credit from the FHLB (subject to available collateral).

10.	INCOME TAXES

The provision for income taxes was $0.9 million and $0.4 million for the nine-month periods ended September 30, 2019 and 2018, respectively. The Company’s effective tax rate was 20.5% and 29.8%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income. Additionally, the Company’s increased effective tax rate in 2018 was primarily due to certain non-deductible expenses associated with the acquisition of TPB in 2018.

The Company had a net deferred tax asset of $3.3 million and $4.6 million as of September 30, 2019 and December 31, 2018, respectively. The decrease in the net deferred tax asset resulted primarily from the impact of changes in the fair value of securities available-for-sale, combined with reductions in net operating loss carryforwards and other book-to-tax temporary differences.

11.	DEFERRED COMPENSATION PLANS

The Company has entered into supplemental retirement compensation benefits agreements with certain directors and executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.3 million and $3.4 million as of September 30, 2019 and December 31, 2018, respectively.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of September 30, 2019 and December 31, 2018, a total of 122,271 and 116,766 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity surplus. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

12.	STOCK AWARDS

In accordance with the Company’s 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Stock-based compensation expense related to stock awards totaled $0.2 million for both of the nine-month periods ended September 30, 2019 and 2018.

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

	2019	2018
Risk-free interest rate	2.59%	2.77%
Expected term (in years)	7.5	7.5
Expected stock price volatility	30.9%	28.3%
Dividend yield	1.25%	1.50%
Fair value of stock option	3.30	3.51

The following table summarizes the Company’s stock option activity for the periods presented.

	Nine Months Ended
	September 30, 2019		September 30, 2018
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	377,950	$9.80	318,000	$9.43
Granted	68,150	9.99	62,150	11.71
Exercised	719	8.30	500	8.12
Expired	—	—	—	—
Forfeited	26,300	11.96	1,700	11.15
Options outstanding, end of period	419,081	$9.70	377,950	$9.80
Options exercisable, end of period	304,748	$9.14	249,467	$8.72

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was approximately $0.2 million and $0.7 million as of September 30, 2019 and 2018, respectively.

Restricted Stock

During the nine months ended September 30, 2019 and 2018, respectively, 5,520 shares and 10,520 shares of restricted stock were granted. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

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

The following table provides a summary of the components of lease expense, as well as the reporting location in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018:

	Location in the Condensed	Three Months Ended		Nine Months Ended
	Consolidated Statements of Operations	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
		(Dollars in Thousands)		(Dollars in Thousands)
Operating lease expense (1)	Net occupancy and equipment	$206	$136	$627	$431
Operating lease income (2)	Other income, net	$212	$10	$633	$44

(1)	Includes short-term lease costs. For the three- and nine-month periods ended September 30, 2019 and 2018, short-term lease costs were nominal in amount.
(2)	Operating lease income includes rental income from owned properties.

The following table provides supplemental lease information for operating leases on the Condensed Consolidated Balance Sheet as of September 30, 2019:

	Location in the Condensed
	Consolidated Balance Sheet	September 30, 2019
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$3,609
Operating lease liabilities	Other liabilities	$3,633
Weighted-average remaining lease term (in years)		7.03
Weighted-average discount rate		3.19%

The following table provides supplemental lease information for the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$574	$370

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of September 30, 2019:

Minimum Rental Payments
(Dollars in Thousands)
2019	$190
2020	677
2021	574
2022	512
2023	453
2024 and thereafter	1,714
Total future minimum lease payments	$4,120
Less: Imputed interest	487
Total operating lease liabilities	$3,633

14.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of certain balance sheet assets and liabilities. In the normal course of business, the Company also uses derivative financial instruments to add stability to interest income or expense and to manage its exposure to movements in interest rates. The Company does not use derivatives for trading or speculative purposes and only enters into transactions that have a qualifying hedge relationship. The Company’s hedging strategies involving interest rate derivatives are classified as either fair value hedges or cash flow hedges, depending upon the rate characteristic of the hedged item.

Cash Flow Hedges

Effective July 8, 2019, the Bank entered into a forward interest rate swap contract on certain variable-rate money market deposit accounts (indexed to the Federal Funds effective rate’s daily weighted average) with a total notional amount of $10.0 million. The money market account balances are expected to exceed $10 million for the next seven years and the rates on these deposits are anticipated to move closely with changes in one-month LIBOR, or a comparable benchmark interest rate. The interest rate swap was designated as a derivative instrument in a cash flow hedge with the objective of converting the floating interest payments to a fixed rate throughout the seven-year period beginning on July 8, 2019 and ending on July 8, 2026. Under the swap arrangement, the Bank will pay a fixed interest rate of 1.790% and receive a variable interest rate based on one-month LIBOR, or a comparable benchmark interest rate, on the notional amount of $10.0 million, with monthly net settlements.

Effective July 22, 2019, the Bank entered into a forward interest rate swap contract on certain variable-rate money market deposit accounts (indexed to the Federal Funds effective rate’s daily weighted average) with a total notional amount of $10.0 million. The money market account balances are expected to exceed $10 million for the next five years and the rates on these deposits are anticipated to move closely with changes in one-month LIBOR, or a comparable benchmark interest rate. The interest rate swap was designated as a derivative instrument in a cash flow hedge with the objective of converting the floating interest payments to a fixed rate throughout the five-year period beginning on July 22, 2019 and ending on July 22, 2024. Under the swap arrangement, the Bank will pay a fixed interest rate of 1.698% and receive a variable interest rate based on one-month LIBOR, or a comparable benchmark interest rate, on the notional amount of $10.0 million, with monthly net settlements.

Fair Value Hedges

Effective August 9, 2019, the Bank entered into a forward interest rate swap contract on fixed rate commercial real estate loans with a total notional amount of $10.0 million. The interest rate swap was designated as a derivative instrument in a fair value hedge with the objective of effectively converting a pool of fixed rate assets to variable rate throughout the five-year period beginning on August 9, 2019 and ending on

August 9, 2024. Under the swap arrangement, the Bank will pay a fixed interest rate of 1.406% and receive a variable interest rate based on one-month LIBOR, or a comparable benchmark interest rate, on the notional amount of $10.0 million, with monthly net settlements.

Effective August 21, 2019, the Bank entered into a forward interest rate swap contract on fixed rate commercial real estate loans with a total notional amount of $10.0 million. The interest rate swap was designated as a derivative instrument in a fair value hedge with the objective of effectively converting a pool of fixed rate assets to variable rate throughout the five-year period beginning on August 21, 2019 and ending on August 21, 2024. Under the swap arrangement, the Bank will pay a fixed interest rate of 1.292% and receive a variable interest rate based on one-month LIBOR, or a comparable benchmark interest rate, on the notional amount of $10.0 million, with monthly net settlements.

The Company has elected the last-of-layer method with respect to both of its fair value hedges. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. Relative to the identified pools of loans, this represents the last dollar amount of the designated commercial loans, which is equivalent to the notional amounts of the derivative instruments.

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

Location in the Condensed Consolidated Balance Sheet in Which the Hedged	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Item is Included	September 30, 2019
	(Dollars in Thousands)
Loans and leases, net of allowance for loan and lease losses (1)	$64,189	$(133)

(1)

These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of September 30, 2019, the amortized cost basis of the closed portfolios used in these hedging relationships was $64.3 million, the cumulative basis adjustments associated with these hedging relationships was $0.1 million, and the amounts of the designated hedged items were $20 million.

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

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended September 30, 2019:
Net interest income	$6,205	$3,136	$6	$—	$9,347
Provision for loan losses	545	338	—	—	883
Total non-interest income	1,176	212	1,520	(1,494)	1,414
Total non-interest expense	5,773	2,467	455	(149)	8,546
Income before income taxes	1,063	543	1,071	(1,345)	1,332
Provision for income taxes	136	139	(61)	—	214
Net income	$927	$404	$1,132	$(1,345)	$1,118
Other significant items:
Total assets	$773,036	$109,852	$89,141	$(200,099)	$771,930
Total investment securities	114,229	—	80	—	114,309
Total loans, net	533,861	106,223	—	(95,565)	544,519
Goodwill and core deposit intangible, net	8,934	—	—	—	8,934
Investment in subsidiaries	5	—	83,460	(83,460)	5
Fixed asset additions	172	42	—	—	214
Depreciation and amortization expense	372	37	—	—	409
Total interest income from external customers	6,546	4,480	1	—	11,027
Total interest income from affiliates	1,345	—	6	(1,351)	—
For the nine months ended September 30, 2019:
Net interest income	$18,200	$9,534	$19	$—	$27,753
Provision for loan losses	635	1,363	—	—	1,998
Total non-interest income	3,362	659	4,485	(4,536)	3,970
Total non-interest expense	17,404	7,201	1,375	(477)	25,503
Income before income taxes	3,523	1,629	3,129	(4,059)	4,222
Provision for income taxes	647	403	(185)	—	865
Net income	$2,876	$1,226	$3,314	$(4,059)	$3,357
Other significant items:
Fixed asset additions	2,736	120	—	—	2,856
Depreciation and amortization expense	1,100	105	—	—	1,205
Total interest income from external customers	19,515	13,246	2	—	32,763
Total interest income from affiliates	3,712	—	18	(3,730)	—

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended September 30, 2018:
Net interest income	$5,001	$3,322	$5	$—	$8,328
Provision for loan losses	176	613	—	—	789
Total non-interest income	1,850	268	630	(636)	2,112
Total non-interest expense	6,508	2,384	455	(205)	9,142
Income before income taxes	167	593	180	(431)	509
Provision for income taxes	195	131	(57)	—	269
Net income	$(28)	$462	$237	$(431)	$240
Other significant items:
Total assets	$805,007	$105,859	$84,362	$(192,663)	$802,565
Total investment securities	159,416	—	80	—	159,496
Total loans, net	509,695	103,106	—	(92,979)	519,822
Goodwill and core deposit intangible, net	9,557	—	—	—	9,557
Investment in subsidiaries	5	—	77,242	(77,242)	5
Fixed asset additions	195	97	—	—	292
Depreciation and amortization expense	334	40	—	—	374
Total interest income from external customers	4,916	4,536	—	—	9,452
Total interest income from affiliates	1,212	—	5	(1,217)	—
For the nine months ended September 30, 2018:
Net interest income	$13,362	$9,769	$13	$—	$23,144
Provision for loan losses	215	1,934	—	—	2,149
Total non-interest income	3,665	796	2,167	(2,244)	4,384
Total non-interest expense	15,927	7,334	1,267	(593)	23,935
Income before income taxes	885	1,297	913	(1,651)	1,444
Provision for income taxes	325	283	(177)	—	431
Net income	$560	$1,014	$1,090	$(1,651)	$1,013
Other significant items:
Fixed asset additions	500	153	—	—	653
Depreciation and amortization expense	973	105	—	—	1,078
Total interest income from external customers	12,736	13,225	—	—	25,961
Total interest income from affiliates	3,455	—	13	(3,468)	—

16.	OTHER OPERATING INCOME AND EXPENSES

Other operating income for the three and nine months ended September 30, 2019 and 2018 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in Thousands, Except Per Share Data)
Bank-owned life insurance	$109	$107	$323	$319
Lease income	212	10	633	44
Auto Club revenue	49	57	149	176
ATM fee income	107	93	323	285
Wire transfer fees	17	8	39	25
Other income	137	41	255	144
Total	$631	$316	$1,722	$993

Other operating expenses for the three and nine months ended September 30, 2019 and 2018 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in Thousands, Except Per Share Data)
Postage, stationery and supplies	$208	$207	$658	$609
Telephone/data communication	228	207	646	595
Advertising and marketing	51	50	143	130
Travel and business development	91	85	303	232
Collection and recoveries	14	34	114	112
Other services	77	130	220	358
Insurance expense	139	137	454	391
FDIC insurance and state assessments	28	69	186	192
Gain or loss on sale of fixed assets	127	104	347	309
Core deposit intangible amortization	122	43	378	43
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	19	(79)	46	22
Carrying costs	35	32	97	107
Total other real estate/foreclosure expense	54	(47)	143	129
Other expense	526	435	1,465	1,137
Total	$1,665	$1,454	$5,057	$4,237

17.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

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

	September 30, 2019	December 31, 2018
	(Dollars in Thousands)
Standby letters of credit	$180	$180
Standby performance letters of credit	652	704
Commitments to extend credit	$103,360	$85,972

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of September 30, 2019 and December 31, 2018, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates accrued liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies’ incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million and $0.1 million as of September 30, 2019 and December 31, 2018, respectively. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the nine months ended September 30, 2019 or the year ended December 31, 2018.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018. There were no liabilities measured at fair value on a recurring basis as of December 31, 2018.

	Fair Value Measurements as of September 30, 2019 Using
	Totals At September 30, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$47,108	$—	$47,108	$—
Commercial	45,057	—	45,057	—
Obligations of states and political subdivisions	4,305	—	4,305	—
U.S. Treasury securities	80	—	80	—
Other liabilities - derivatives	298	—	298	—

	Fair Value Measurements as of December 31, 2018 Using
	Totals At December 31, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$72,455	$—	$72,455	$—
Commercial	54,289	—	54,289	—
Obligations of states and political subdivisions	5,664	—	5,664	—
U.S. Treasury securities	79	—	79	—

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

The following table presents the balances of impaired loans, OREO and assets held-for-sale measured at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018:

	Fair Value Measurements as of September 30, 2019 Using
	Totals At September 30, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$3,661	$—	$—	$3,661
OREO	1,248	—	—	1,248
Assets held-for-sale	198	—	—	198

	Fair Value Measurements as of December 31, 2018 Using
	Totals At December 31, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$665	$—	$—	$665
OREO	1,505	—	—	1,505
Assets held-for-sale	198	—	—	198

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2019. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of September 30, 2019 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value September 30, 2019	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$3,661	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

OREO	$1,248	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

Assets held-for-sale	$198	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

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

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$35,435	$35,435	$35,435	$—	$—
Investment securities available-for-sale	96,550	96,550	—	96,550	—
Investment securities held-to-maturity	17,759	17,661	—	17,661	—
Federal funds sold	10,080	10,080	—	10,080	—
Federal Home Loan Bank stock	713	713	—	—	713
Loans, net of allowance for loan losses	544,519	561,998	—	—	561,998
Liabilities:
Deposits	677,640	678,370	—	678,370	—
Short-term borrowings	221	221	—	221	—
Other liabilities - derivatives	298	298	—	298	—

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$49,599	$49,599	$49,599	$—	$—
Investment securities available-for-sale	132,487	132,487	—	132,487	—
Investment securities held-to-maturity	21,462	20,852	—	20,852	—
Federal funds sold	8,354	8,354	—	8,354	—
Federal Home Loan Bank stock	703	703	—	—	703
Loans, net of allowance for loan losses	514,867	516,420	—	—	516,420
Liabilities:
Deposits	704,725	702,832	—	702,832	—
Short-term borrowings	527	527	—	527	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares”), is a bank holding company with its principal offices in Birmingham, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of September 30, 2019, the Bank operated and served its customers through 20 banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill and Ewing, Virginia. In addition, as of September 30, 2019, the Bank operated loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company headquartered in Mobile, Alabama that performs both indirect lending through third-party retailers and conventional consumer finance lending through a branch network. ALC conducts indirect lending in 11 states, including Alabama, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia, with loans underwritten centrally at ALC’s headquarters location. ALC’s branch network serves customers through 21 offices located in Alabama and southeast Mississippi. The Bank serves as the primary funding source for ALC’s operations. In recent years, ALC’s indirect lending portfolio has grown at a more rapid pace than conventional consumer finance lending. In general, the credit quality of indirect lending exceeds the credit quality of conventional consumer finance lending, with a commensurate reduction in yield and lower loss ratios. On October 25, 2019, Bancshares announced plans to transfer the indirect lending portfolio into the Bank from ALC, effective January 1, 2020.

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

Delivery of the best possible financial services to customers remains an overall operational focus of Bancshares and its subsidiaries (collectively, the “Company”). The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 284 full-time equivalent employees (as of September 30, 2019), to ensure customer satisfaction and convenience.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of September 30, 2019 to December 31, 2018, while comparing income and expense for the nine-month periods ended September 30, 2019 and 2018.

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

EXECUTIVE OVERVIEW

The Company earned net income of $1.1 million, or $0.16 per diluted common share, during the three months ended September 30, 2019, compared to $0.2 million, or $0.03 per diluted common share, for the three months ended September 30, 2018. For the nine months ended September 30, 2019, net income totaled $3.4 million, or $0.49 per diluted common share, compared to $1.0 million, or $0.15 per diluted common share, for the corresponding nine-month period of 2018.

Summarized condensed consolidated statements of operations are included below for the three-month and nine-month periods ended September 30, 2019 and 2018, respectively.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Interest income	$11,027	$9,452	$32,763	$25,961
Interest expense	1,680	1,124	5,010	2,817
Net interest income	9,347	8,328	27,753	23,144
Provision for loan and lease losses	883	789	1,998	2,149
Net interest income after provision for loan and lease losses	8,464	7,539	25,755	20,995
Non-interest income	1,414	2,112	3,970	4,384
Non-interest expense	8,546	9,142	25,503	23,935
Income before income taxes	1,332	509	4,222	1,444
Provision for income taxes	214	269	865	431
Net income	$1,118	$240	$3,357	$1,013

Significant Impacts on Earnings

The following discussion summarizes the most significant activity that drove changes in the Company’s net income during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Net Interest Income

Net interest income increased by $4.6 million, or 19.9%, comparing the nine months ended September 30, 2019 to the same period in 2018, due primarily to increases in average loans outstanding following the acquisition of The Peoples Bank (“TPB”). The average loan balance for the nine months ended September 30, 2019 was $521.3 million, compared to $377.1 million for the nine months ended September 30, 2018. The increases in interest income resulting from loan growth were partially offset by increases in interest expense due to an increase in average interest-bearing liabilities following the acquisition of TPB. The average balance of interest-bearing liabilities was $582.8 million during the nine months ended September 30, 2019, compared to $477.2 million during the corresponding period of 2018. Net interest margin decreased to 5.20% for the nine months ended September 30, 2019, compared to 5.27% for the nine months ended September 30, 2018. Yields earned on interest-earning assets improved by 23 basis points comparing the nine-month period ended September 30, 2019 to the same period of 2018; however, these gains were offset by a 36-basis point increase in rates on interest-bearing liabilities, comparing the two periods. There was a decrease in the average yield on loans at ALC due to a continued shift toward indirect sales loans with a lower yield but higher credit quality.

Provision for Loan and Lease Losses

The provision for loan and lease losses decreased by $0.2 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The provision for loan and lease losses increased by $0.4 million at the Bank comparing the nine months ended September 30, 2019 to the corresponding period to 2018, primarily due to substantial loan growth at the Bank during 2019. This increase was offset by a decrease of $0.6 million in the provision for loan and lease losses at ALC comparing the 2019 period to the same period in 2018, due primarily to slower loan growth, as well as reduced charge-offs, at ALC in 2019 compared to 2018. During the nine months ended September 30, 2019, ALC’s branch retail and indirect sales portfolios increased by $1.7 million and $7.5 million, respectively, compared to increases of $3.5 million and $12.5 million, respectively, during the nine months ended September 30, 2018.

Non-interest Income

Non-interest income decreased by $0.4 million comparing the nine months ended September 30, 2019 to the corresponding period of 2018. The decrease was mostly attributable to nonrecurring gains on the settlement of derivative contracts of $1.0 million recognized in the third quarter of 2018, which was partially offset by rental income of $0.6 million during 2019 associated with the lease-up of previously unused office space at the Company’s headquarters location in Birmingham, Alabama. Lease-up of the space occurred at the end of the fourth quarter of 2018.

Non-interest Expense

Non-interest expense increased by $1.6 million comparing the nine months ended September 30, 2019 to the same period of 2018. The increase was attributable primarily to additional salaries and benefits, occupancy and other expenses associated with the addition of employees, facilities and other services in connection with the acquisition of TPB.

Provision for Income Taxes

The Company’s effective tax rate decreased to 20.5% during the nine months ended September 30, 2019, compared to 29.8% during the corresponding period of 2018. The reduction in the Company’s effective tax rate comparing 2019 to 2018 resulted primarily from certain non-deductible expenses associated with the acquisition of TPB in 2018 that were not incurred in 2019.

Balance Sheet Management

As of September 30, 2019, the Company’s assets totaled $771.9 million, compared to $791.9 million as of December 31, 2018, a decrease of 2.53%. The discussion below presents significant balance sheet components comparing September 30, 2019 to December 31, 2018.

Loans and Credit Quality

Net loans increased to $544.5 million as of September 30, 2019, compared to $514.9 as of December 31, 2018. This growth included $23.9 million attributable to the Bank’s commercial lending efforts, along with $5.8 million in growth at ALC. ALC’s growth was most pronounced in its indirect sales portfolio, which has been an area of focus for management over the past several years.

As of September 30, 2019 and December 31, 2018, the allowance for loan and lease losses totaled $5.6 million and $5.1 million, respectively, or 1.02% and 0.97% of gross loans outstanding, respectively. In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the TPB acquisition in 2018 were recorded at fair value; accordingly, there was no allowance for loan and lease losses associated with the acquired loan portfolio at the acquisition date. Management continues to evaluate the need for an allowance on the acquired portfolio, factoring in the remaining fair value discount on the loans, which totaled 1.14% and 1.27% of gross acquired loans as of September 30, 2019 and December 31, 2018, respectively. The allowance for loan and lease losses as a percentage of non-acquired gross loans outstanding was 1.27% and 1.36% as of September 30, 2019 and December 31, 2018, respectively.

Nonperforming assets, including loans in non-accrual status and other real estate owned (OREO), decreased to $2.7 million as of September 30, 2019, compared to $4.3 million as of December 31, 2018. As a percentage of total assets, non-performing assets totaled 0.35% as of September 30, 2019, compared to 0.54% of total assets as of December 31, 2018. Non-accrual loans totaled $1.5 million as of September 30, 2019, compared to $2.8 million as of December 31, 2018.

Investment Securities

The investment securities portfolio continues to provide the Company with additional liquidity and allows management to fund a portion of loan growth from the maturity and payoff of securities within the portfolio. During the nine months ended September 30, 2019 and the year ended December 31, 2018, investment maturities and sales outpaced purchases as management generally re-deployed maturing securities into other interest-earning assets, including loans or excess cash and federal funds sold that may be used to fund future loan growth. As of September 30, 2019, the investment securities portfolio totaled $114.3 million, compared to $153.9 million as of December 31, 2018. Management monitors its liquidity position, including forecasted expectations related to loan growth, when making determinations about whether to re-invest in the securities portfolio.

Right-of-Use Asset and Lease Liability

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases, by recognizing a right-of-use asset and lease liability associated with certain leases in which the Bank or ALC is lessee. As of September 30, 2019, the right-of-use asset and lease liability both totaled $3.6 million. The right-of-use asset is included in other assets on the balance sheet, while the lease liability is included in other liabilities. The adoption of ASU 2016-02 did not have a material impact on the Company’s income or expenses associated with its existing leases.

Deposits and Borrowings

Deposits totaled $677.6 million as of September 30, 2019, compared to $704.7 million as of December 31, 2018. In an effort to improve the efficiency of the Company’s balance sheet and reduce interest expense, during the nine months ended September 30, 2019, management reduced wholesale deposit funding sources by allowing $25.9 million in net brokered deposits to mature without renewal. Core deposits decreased slightly by $1.2 million during the nine-month period ended September 30, 2019.

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

During the third quarter of 2019, the Bank continued to maintain capital ratios at higher levels than the ratios required to be considered a “well-capitalized” institution under applicable banking regulations. As of September 30, 2019, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 12.66%. Its total capital ratio was 13.62%, and its Tier 1 leverage ratio was 9.55%.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is calculated as the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company’s earning assets consist of loans at both the Bank and ALC, as well as taxable and tax-exempt investments, federal funds sold by the Bank and interest-bearing deposits in banks. Interest-bearing liabilities consist of interest-bearing demand deposits and savings and time deposits, as well as short-term borrowings.

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three- and nine-month periods ended September 30, 2019 and 2018. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – Bank (Note A)	$430,307	$5,634	5.19%	$315,278	$3,859	4.86%
Loans – ALC (Note A)	107,987	4,480	16.46%	104,447	4,536	17.23%
Taxable investment securities	125,730	648	2.04%	161,560	814	2.00%
Tax-exempt investment securities	1,981	14	2.80%	2,217	16	2.86%
Federal funds sold	14,442	85	2.34%	15,102	79	2.08%
Interest-bearing deposits in banks	28,858	166	2.28%	30,236	148	1.94%
Total interest-earning assets	709,305	11,027	6.17%	628,840	9,452	5.96%
Non-interest-earning assets:
Other assets	72,414			61,923
Total	$781,719			$690,763
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$165,877	$217	0.52%	$156,142	$181	0.46%
Savings deposits	157,822	389	0.98%	134,673	277	0.82%
Time deposits	241,433	1,016	1.67%	217,288	662	1.21%
Borrowings	10,166	58	2.26%	5,888	4	0.27%
Total interest-bearing liabilities	575,298	1,680	1.16%	513,991	1,124	0.87%
Non-interest-bearing liabilities:
Demand deposits	111,845			92,841
Other liabilities	10,585			7,628
Shareholders’ equity	83,991			76,303
Total	$781,719			$690,763
Net interest income (Note B)		$9,347			$8,328
Net interest margin			5.23%			5.25%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At the Bank, these loans averaged $0.8 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively. At ALC, these loans averaged $0.8 million and $1.2 million for the respective periods presented.

Note B	—

Loan fees are included in the interest amounts presented. At the Bank, loan fees totaled $ 0.1 million for both of the three-month periods ended September 30, 2019 and 2018. At ALC, loan fees totaled $0.2 million and $0.4 million for the respective periods presented.

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – Bank (Note A)	$417,018	$16,374	5.25%	$277,839	$9,590	4.61%
Loans – ALC (Note A)	104,286	13,246	16.98%	99,222	13,225	17.82%
Taxable investment securities	138,646	2,201	2.12%	170,671	2,548	2.00%
Tax-exempt investment securities	2,125	43	2.71%	4,426	116	3.50%
Federal funds sold	12,246	227	2.48%	9,838	144	1.96%
Interest-bearing deposits in banks	38,890	672	2.31%	25,074	338	1.80%
Total interest-earning assets	713,211	32,763	6.14%	587,070	25,961	5.91%
Non-interest-earning assets:
Other assets	71,834			59,550
Total	$785,045			$646,620
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$168,284	$639	0.51%	$160,094	$520	0.43%
Savings deposits	163,981	1,309	1.07%	107,444	488	0.61%
Time deposits	246,961	3,004	1.63%	192,750	1,611	1.12%
Borrowings	3,574	58	2.17%	16,895	198	1.57%
Total interest-bearing liabilities	582,800	5,010	1.15%	477,183	2,817	0.79%
Non-interest-bearing liabilities:
Demand deposits	110,291			86,490
Other liabilities	9,633			7,088
Shareholders’ equity	82,321			75,859
Total	$785,045			$646,620
Net interest income (Note B)		$27,753			$23,144
Net interest margin			5.20%			5.27%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At the Bank, these loans averaged $0.9 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively. At ALC, these loans averaged $0.9 million and $1.5 million for the respective periods presented.

Note B	—

Loan fees are included in the interest amounts presented. At the Bank, loan fees totaled $0.3 million and $0.4 million for the nine-month periods ended September 30, 2019 and 2018, respectively. At ALC, loan fees totaled $1.1 million and $1.4 million for the respective periods presented.

Interest earned on loans at the Bank increased in both the three- and nine-month periods ended September 30, 2019 compared to the corresponding periods of the previous year, primarily due to the increase in average loan balance resulting from the acquisition of TPB. Comparing the three- and nine-month periods, the average loan balance increased by $115.0 million and $139.2 million, respectively. Yield on loans at the Bank increased in part due to higher yielding loans acquired from TPB, as well as accretion of the purchase accounting discount, which is included in interest income. At ALC, interest income was flat comparing the three and nine months ended September 30, 2019 to the corresponding periods of 2018. Increases in the average balance of loans at ALC were generally offset by a decrease in average yield resulting from the continuing shift of ALC’s earning assets mix to a higher percentage of indirect sales loans relative to the loan portfolio total. Indirect sales lending has been ALC’s prominent focus over the past several years, and generally provides loans of higher credit quality than ALC’s other consumer loan categories, but at lower yields. Interest income from taxable and tax-exempt investment securities decreased in both the three- and nine-month periods ended September 30, 2019 compared to the corresponding periods of the previous year, primarily due to maturities and sales of investment securities. Interest income from other earnings assets, including federal funds sold and interest-bearing deposits in banks, increased in both the three- and nine-month periods ended September 30, 2019 compared to the corresponding periods of the previous year, primarily due to higher yields.

Interest expense increased comparing the three and nine months ended September 30, 2019 to the corresponding periods of 2018, primarily due to an increase in average interest-bearing liabilities resulting from the acquisition of TPB. Average interest-bearing liabilities increased $61.3 million and $105.6 million comparing the three- and nine-month periods ended September 30, 2019 to the corresponding periods of 2018, respectively. Additionally, the average rate on interest-bearing liabilities increased 29 and 36 basis points comparing the three- and nine-month periods ended September 30, 2019 to the corresponding periods of 2018, respectively.

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

Provision for Loan and Lease Losses

The provision for loan and lease losses is an expense used to establish the allowance for loan and lease losses. Actual losses, net of recoveries, are charged directly to the allowance for loan and lease losses. The expense recorded for each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio as of the balance sheet date. The following table presents the provision for loan and lease losses for the Bank and ALC for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Bank	$545	$176	$635	$215
ALC	338	613	1,363	1,934
Total	$883	$789	$1,998	$2,149

At the Bank, the increase in provision expense comparing the three and nine months ended September 30, 2019 and 2018 was due to an increase in loan volume during both the three and nine months ended September 30, 2019 that was not experienced during the corresponding periods of 2018, not factoring in growth in 2018 that resulted from the acquisition of TPB. The Bank experienced loan growth of $23.9 million during the nine months ended September 30, 2019 attributable to the Bank’s commercial lending efforts, compared to $6.9 million in loan growth during the same period of 2018. The Bank’s allowance for loan and lease losses as a percentage of loans totaled 0.76% as of September 30, 2019, compared to 0.65% as of September 30, 2018. In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the TPB acquisition during the third quarter of 2018 were recorded at fair value; accordingly, there was no allowance for loan and lease losses associated with the acquired loan portfolio at the acquisition date. Management continues to evaluate the need for an allowance on the acquired portfolio, factoring in the remaining fair value discount on the loans, which totaled 1.14% and 1.51% of gross acquired loans as of September 30, 2019 and 2018, respectively. At the Bank, the allowance for loan and lease losses as a percentage of non-acquired gross loans outstanding was 1.01% and 1.03% as of September 30, 2019 and 2018, respectively.

At ALC, the provision for loan and lease losses decreased comparing the three and nine months ended September 30, 2019 and 2018 due to slower loan growth and reduced charge-offs at ALC during the nine months ended September 30, 2019 compared to the same period of 2018. During the nine months ended September 30, 2019, ALC’s branch retail and indirect sales portfolios increased by $1.7 million and $7.5 million, respectively, compared to increases of $3.5 million and $12.5 million, respectively, during the nine months ended September 30, 2018. Net charge-offs as a percentage of average loans at ALC totaled 1.39% and 1.87% for the nine months ended September 30, 2019 and 2018, respectively. ALC’s allowance for loan and lease losses as a percentage of loans totaled 2.06% as of September 30, 2019, compared to 2.28% as of September 30, 2018. The decrease in net charge-offs and the allowance for loan and lease losses as a percentage of loans was due to the changing mix of ALC’s portfolio to indirect lending, which has enhanced the credit quality of ALC’s loan portfolio.

For the Company, the allowance for loan and lease losses as a percentage of loans totaled 1.02% as of September 30, 2019, compared to 0.97% as of September 30, 2018. For the Company, the allowance for loan and lease losses as a percentage of non-acquired gross loans outstanding was 1.27% and 1.38% as of September 30, 2019 and 2018, respectively. Based on our evaluation of the loan portfolio, we believe that the allowance for loan and lease losses at both the Bank and ALC is adequate to absorb losses inherent in the loan portfolio as of September 30, 2019. While we believe that the methodologies and calculations that have been used in the determination of the allowance are adequate, our conclusions are based on estimates and judgments. Factors beyond our control, such as changes in economic conditions impacting the national economy or the local service areas in which the Bank and ALC operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan and lease losses, as well as the resulting provision for loan and lease losses. In general, we expect the provision for loan and lease losses to increase commensurate with growth in loan volume at both the Bank and ALC.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Service charges and other fees on deposit accounts	$472	$489	$(17)	(3.5)%	$1,375	$1,400	$(25)	(1.8)%
Credit insurance commissions and fees	175	198	(23)	(11.6)%	426	516	(90)	(17.4)%
Bank-owned life insurance	109	108	1	0.9%	323	319	4	1.3%
Net gain on sale and prepayment of investment securities	45	—	45	NM	67	105	(38)	(36.2)%
Net gain on settlement of derivative contracts	—	981	(981)	NM	—	981	(981)	NM
Mortgage fees from secondary market	91	128	(37)	(28.9)%	380	389	(9)	(2.3)%
Lease income	212	10	202	NM	633	44	589	NM
Other income	310	198	112	56.6%	766	630	136	21.6%
Total non-interest income	$1,414	$2,112	$(698)	(33.0)%	$3,970	$4,384	$(414)	(9.4)%

NM: Not meaningful

Non-interest income at the Bank consists of service charges and other fees on deposit accounts; bank-owned life insurance; net gains on the sale and prepayment of investment securities; net gains on the settlement of derivative contracts; fees from the secondary market mortgage activities; lease income; and other non-interest income, which includes fee income generated by the Bank, such as ATM fees and real estate rental income. Non-interest income at ALC consists of credit insurance commissions and fees and other non-interest income generated for ancillary services, such as ALC’s auto club membership program. The decrease in non-interest income comparing both the third quarter of 2019 to the third quarter of 2018, as well as the nine months ended September 30, 2019 to the nine months ended September 30, 2018, was mostly attributable to nonrecurring gains on the settlement of derivative contracts of $1.0 million in the third quarter of 2018. The decrease was partially offset by lease income in both the third quarter and nine months ended September 30, 2019 associated with the lease-up of previously unused office space at the Company’s headquarters location in Birmingham, Alabama. Lease-up of the space occurred at the end of the fourth quarter of 2018. Certain categories of non-interest income are expected to provide a relatively stable source of revenues, while others may fluctuate significantly based on changes in economic conditions, regulation or other factors.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Salaries and employee benefits	$5,089	$4,643	$446	9.6%	$15,272	$13,743	$1,529	11.1%
Net occupancy and equipment expense	1,055	983	72	7.3%	3,190	2,745	445	16.2%
Computer services	421	328	93	28.4%	1,105	937	168	17.9%
Insurance expense and assessments	167	206	(39)	(18.9)%	640	583	57	9.8%
Fees for professional services	316	242	74	30.6%	879	781	98	12.5%
Postage, stationery and supplies	208	207	1	0.5%	658	609	49	8.0%
Telephone/data communications	228	207	21	10.1%	646	595	51	8.6%
Acquisition expenses	—	1,492	(1,492)	NM	—	1,492	(1,492)	NM
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	19	(79)	98	(124.1)%	46	22	24	109.1%
Carrying costs	35	32	3	9.4%	97	107	(10)	(9.3)%
Total other real estate/foreclosure expense	54	(47)	101	(214.9)%	143	129	14	10.9%
Other expense	1,008	881	127	14.4%	2,970	2,321	649	28.0%
Total non-interest expense	$8,546	$9,142	$(596)	(6.5)%	$25,503	$23,935	$1,568	6.6%

NM: Not meaningful

The decrease in non-interest expense for the three months ended September 30, 2019 compared to the same period in 2018 was attributable primarily to nonrecurring acquisition expenses of $1.5 million that were recorded in 2018 associated with the acquisition of TPB. This expense decrease was partially offset by an increase in salaries and benefits, occupancy and other expenses associated with the addition of employees, facilities and other services in connection with the acquisition of TPB. The increase in non-interest expense for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was mostly due to a full nine-month period of combined operations following the acquisition of TPB as of September 30, 2019, compared to only one month as of September 30, 2018. In general, non-interest expense is expected to increase over time due to inflationary pressures; however, management continues to maintain vigilance in efforts to reduce these costs where opportunities to do so exist.

Provision for Income Taxes

The provision for income taxes was $0.9 million and $0.4 million for the nine-month periods ended September 30, 2019 and 2018, respectively. The Company’s effective tax rate was 20.5% and 29.8%, respectively, for the same periods. The reduction in the Company’s effective tax rate comparing 2019 to 2018 resulted primarily from certain non-deductible expenses associated with the acquisition of TPB in 2018 that were not incurred in 2019.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 2.5 years and 2.9 years as of September 30, 2019 and December 31, 2018, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of September 30, 2019, available-for-sale securities totaled $96.6 million, or 84.5% of the total investment portfolio, compared to $132.5 million, or 86.1% of the total investment portfolio, as of December 31, 2018. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of September 30, 2019, held-to-maturity securities totaled $17.8 million, or 15.5% of the total investment portfolio, compared to $21.5 million, or 13.9% of the total investment portfolio, as of December 31, 2018. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of states and political subdivisions.

Loans and Allowance for Loan and Lease Losses

The tables below summarize loan balances by portfolio category for both the Bank and ALC at the end of each of the most recent five quarters as of September 30, 2019:

	Bank
	2019			2018
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$27,348	$27,521	$27,065	$41,340	$43,501
Secured by 1-4 family residential properties	103,269	96,805	99,933	102,971	111,555
Secured by multi-family residential properties	46,843	28,033	27,602	23,009	22,915
Secured by non-farm, non-residential properties	164,941	158,748	157,023	156,162	150,523
Other	842	880	949	1,308	1,100
Commercial and industrial loans	90,470	91,489	87,865	85,779	83,087
Consumer loans	8,136	7,241	6,484	6,927	7,075
Total loans	$441,849	$410,717	$406,921	$417,496	$419,756
Less unearned interest, fees and deferred cost	204	411	352	331	331
Allowance for loan and lease losses	3,349	2,798	2,711	2,735	2,709
Net loans	$438,296	$407,508	$403,858	$414,430	$416,716

	ALC
	2019			2018
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	6,067	6,549	7,058	7,785	8,472
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Consumer	29,341	29,919	29,808	31,656	31,965
Branch retail	30,008	29,609	27,066	28,324	29,904
Indirect sales	48,073	45,466	42,280	40,609	41,101
Total loans	$113,489	$111,543	$106,212	$108,374	$111,442
Less unearned interest, fees and deferred cost	5,030	5,247	5,097	5,617	5,929
Allowance for loan and lease losses	2,236	2,289	2,213	2,320	2,407
Net loans	$106,223	$104,007	$98,902	$100,437	$103,106

The tables below summarize changes in the allowance for loan and lease losses for each of the most recent five quarters as of September 30, 2019 at both the Bank and ALC:

	Bank
	2019			2018
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,798	$2,711	$2,735	$2,709	$2,520
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	—	(13)	(34)	—	—
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer loans	(17)	—	(15)	(1)	—
Other loans	—	—	—	(1)	(3)
Total charge-offs	(17)	(13)	(49)	(2)	(3)
Recoveries	23	10	25	28	16
Net recoveries (charge-offs)	6	(3)	(24)	26	13
Provision (reduction in reserve) for loan losses	545	90	—	—	176
Ending balance	$3,349	$2,798	$2,711	$2,735	$2,709
as a percentage of loans	0.76%	0.68%	0.67%	0.66%	0.65%
as a percentage of loans, excluding acquired loans	1.01%	1.00%	1.01%	1.01%	1.03%

	ALC
	2019			2018
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,289	$2,213	$2,320	$2,407	$2,432
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	(4)	(11)	(19)	(19)	(41)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer loans:
Consumer	(426)	(554)	(521)	(637)	(628)
Branch retail	(93)	(103)	(98)	(73)	(123)
Indirect sales	(66)	(76)	(52)	(36)	(21)
Other loans	—	—	—	—	—
Total charge-offs	(589)	(744)	(690)	(765)	(813)
Recoveries	198	195	183	204	176
Net recoveries (charge-offs)	(391)	(549)	(507)	(561)	(637)
Provision (reduction in reserve) for loan losses	338	625	400	474	612
Ending balance	$2,236	$2,289	$2,213	$2,320	$2,407
as a percentage of loans	2.06%	2.15%	2.19%	2.26%	2.28%

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of September 30, 2019 were as follows:

	Consolidated
	2019			2018
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Non-accrual loans	$1,468	$1,479	$1,864	$2,759	$3,782
Other real estate owned	1,248	1,258	1,222	1,505	1,489
Total	$2,716	$2,737	$3,086	$4,264	$5,271
Nonperforming assets as a percentage of loans and other real estate	0.49%	0.53%	0.61%	0.82%	1.00%
Nonperforming assets as a percentage of total assets	0.35%	0.35%	0.39%	0.54%	0.66%

	Bank
	2019			2018
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Non-accrual loans	$684	$642	$749	$1,530	$2,581
Other real estate owned	1,198	1,258	1,200	1,401	1,319
Total	$1,882	$1,900	$1,949	$2,931	$3,900
Nonperforming assets as a percentage of loans and other real estate	0.42%	0.46%	0.48%	0.70%	0.93%
Nonperforming assets as a percentage of total assets	0.24%	0.24%	0.24%	0.37%	0.48%

	ALC
	2019			2018
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Non-accrual loans	$784	$837	$1,115	$1,229	$1,201
Other real estate owned	50	—	22	104	170
Total	$834	$837	$1,137	$1,333	$1,371
Nonperforming assets as a percentage of loans and other real estate	0.77%	0.79%	1.12%	1.30%	1.30%
Nonperforming assets as a percentage of total assets	0.76%	0.78%	1.11%	1.29%	1.30%

Deposits

Total deposits decreased by 3.84% to $677.6 million as of September 30, 2019, from $704.7 million as of December 31, 2018. Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source that supports earning assets. Core deposits totaled $623.7 million, or 92.0% of total deposits, as of September 30, 2019, compared to $634.1 million, or 90.0% of total deposits, as of December 31, 2018.

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
Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. This category continues to be utilized as an alternative source of funds. During the third quarter of 2019, these borrowings represented 1.8% of average interest-bearing liabilities, compared to 1.1% in the third quarter of 2018.

Shareholders’ Equity

The Company has historically placed significant emphasis on maintaining its strong capital base. As of September 30, 2019, shareholders’ equity totaled $83.8 million, or 10.9% of total assets, compared to $79.4 million, or 10.0% of total assets, as of December 31, 2018. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. The increase in shareholders’ equity during the period ended September 30, 2019 resulted primarily from growth in retained earnings and a decrease in accumulated other comprehensive loss associated with unrealized losses in the fair value of available-for-sale securities during the nine months ended September 30, 2019. The fair value of the available-for-sale portfolio fluctuates based primarily on changes in interest rates. Accordingly, the net unrealized losses during the nine-month period ended September 30, 2019 are not necessarily indicative of future performance of the portfolio.

Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and our desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During both of the three-month periods ended September 30, 2019 and 2018, Bancshares declared a dividend of $0.02 per common share, or approximately $0.1 million in aggregate amount.

As of September 30, 2019 and December 31, 2018, the Company retained approximately $21.2 million and $20.4 million in treasury stock, respectively. The Company initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of Bancshares’ common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors has extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2019. There were 158,103 shares available for repurchase under this program as of September 30, 2019. During the nine months ended September 30, 2019, 84,200 shares were repurchased under this program, and no shares were repurchased in 2018. Share repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate, subject to applicable regulatory requirements.

As of September 30, 2019 and December 31, 2018, a total of 122,271 and 116,766 shares of stock, respectively, were deferred in connection with Bancshares’ Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash or shares of Bancshares common stock. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares of stock as equity surplus. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans and (2) principal payments and maturities from the investment portfolio. Other short-term investments, such as federal funds sold, may also provide additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $158.6 million as of September 30, 2019 and $75.2 million as of December 31, 2018. Investment securities forecasted to mature or reprice in one year or less were estimated to be $7.5 million and $8.1 million of the investment portfolio as of September 30, 2019 and December 31, 2018, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of September 30, 2019, the investment securities portfolio had an estimated average life of 2.5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of both September 30, 2019 and December 31, 2018, the Company did not have any outstanding borrowings under FHLB advances. The Company had up to $233.0 million and $282.2 million in remaining unused credit from the FHLB (subject to available collateral) as of September 30, 2019 and December 31, 2018, respectively. In addition, the Company had $61.8 million and $72.2 million in unused established federal funds lines as of September 30, 2019 and December 31, 2018, respectively.

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

See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of Bancshares' Annual Report on Form 10-K as of and for the year ended December 31, 2018 for additional disclosures related to market risk.

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2019, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of September 30, 2019, that Bancshares’ disclosure controls and procedures were effective to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the third quarter of 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
July 1 – July 31	—	$—	—	242,303
August 1 – August 31	33,100	$9.48	33,100	209,203
September 1 – September 30	51,100	$9.53	51,100	158,103
Total	84,200	$9.51	84,200	158,103

(1)

On December 19, 2018, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, Bancshares is authorized to repurchase up to 642,785 shares of common stock before December 31, 2019, of which 158,103 shares remain available.

No unregistered securities were sold by the Company during the period covered by this report.

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

3.2	Bylaws of First US Bancshares, Inc., effective as of October 11, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: November 6, 2019

By:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)