Form 10-K
period 2019-12-31
FIRST US BANCSHARES INC
filed 2020-03-18
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO                 .

Commission file number: 0-14549

FIRST US BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0843362
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3291 U.S. Highway 280 Birmingham, Alabama	35243
(Address of Principal Executive Offices)	(Zip Code)

(205) 582-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	FUSB	The Nasdaq Stock Market LLC

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $54,663,304.

As of March 16, 2020, the registrant had outstanding 6,143,286 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Shareholders to be held on April 30, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

First US Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2019

*

Portions of the definitive proxy statement for the registrant’s 2020 Annual Meeting of Shareholders to be held on April 30, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in this Annual Report on Form 10-K for the year ended December 31, 2019. Specifically, with respect to statements relating to the sufficiency of the allowance for loan and lease losses, loan demand, cash flows, growth and earnings potential and expansion, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas, market conditions and investment returns, changes in interest rates, the impact of the current outbreak of the novel coronavirus (COVID-19), the pending discontinuation of LIBOR as an interest rate benchmark, the availability of quality loans in the Company’s service areas, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, collateral values and cybersecurity threats. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

In addition, our business is subject to a number of general and market risks that could affect any forward-looking statements, including the risks discussed under Item 1A herein entitled “Risk Factors.”

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

The Bank conducts a general commercial banking business and offers banking services such as demand, savings, individual retirement account and time deposits, personal and commercial loans, safe deposit box services and remote deposit capture. The Bank operates and serves its customers through 20 full-service banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill and Ewing, Virginia; as well as a loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area.

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

ALC, an Alabama corporation headquartered in Mobile, Alabama, is a finance company that performs both indirect lending through third-party retailers and conventional consumer finance lending through a branch network. As of December 31, 2019, ALC conducted indirect lending in 11 states, including Alabama, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia, with loans underwritten centrally at ALC’s headquarters location. ALC’s branch network serves customers through 21 offices located in Alabama and southeast Mississippi. ALC’s lending guidelines are based on an established company policy that is reviewed regularly by its Loan Committee. The lending guidelines include a consideration of collateral (age, type and loan-to-value) and loan term, as well as the borrower’s budget (debt-to-income ratio), employment and residence history, credit score, credit history and experience with ALC. Effective January 1, 2020, Bancshares transferred a total of $45.5 million of the indirect loan portfolio from ALC to the Bank.

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

Employees

Bancshares has no employees, other than the executive officers discussed in the information incorporated by reference in Part III, Item 10 of this report. As of December 31, 2019, the Bank had 188 full-time equivalent employees, and ALC had 92 full-time equivalent employees. FUSB Reinsurance has no employees. None of our employees are party to a collective bargaining agreement. Management believes that the Company’s employee relations are good.

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

The Dodd-Frank Act requires the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve and the OCC also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2019, these rules have not been implemented. With assets of approximately $789 million, we currently would not be subject to the rules as presently proposed, but would become subject to the rules if our assets increased to $1 billion.

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

In 2018, the U.S. Congress passed, and the President signed into law, the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “Growth Act”) to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with total assets of less than $10 billion and for large banks with total assets of more than $50 billion. The Growth Act, among other things, requires the federal banking agencies to issue regulations allowing community bank organizations with total assets of less than $10 billion and limited amounts of certain assets and off-balance sheet exposures to access a simpler capital regime focused on a bank’s Tier 1 leverage capital levels rather than risk-based capital levels that are the focus of the capital rules issued under the Dodd-Frank Act implementing Basel III.

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

In October 2019, the federal banking agencies adopted regulations that exempt a qualifying community bank and its holding company that have Tier 1 leverage ratios of greater than 9% from the risk-based capital requirements of the capital rules issued under the Dodd-Frank Act. A qualifying community banking organization and its holding company that have chosen the proposed framework will not be required to calculate the existing risk-based and leverage capital requirements. A qualifying community banking organization will also be considered to have met the capital ratio requirements to be well capitalized for the agencies’ prompt corrective action rules provided it has a community bank leverage ratio greater than 9%. The new community bank leverage ratio framework will first be available for banking organizations to use beginning March 31, 2020.

The rules implementing these provisions of the Growth Act were recently adopted and are not yet effective. Bancshares has not yet made a determination regarding whether it will seek to take advantage of these new capital rules under the Growth Act.

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

As of December 31, 2019, the Bank was “well-capitalized” under the prompt corrective action rules. This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be, and should not be, interpreted as a representation of our overall financial condition or prospects.

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

Cybersecurity

The Cybersecurity Information Sharing Act of 2015 (“CISA”) was intended to improve cybersecurity in the United States by enhanced sharing of information about security threats among the U.S. government and private sector entities, including financial institutions. CISA also authorizes companies to monitor their own systems notwithstanding any other provision of law and allows companies to carry out cybersecurity defensive measures on their own systems. The law includes liability protections for companies that share cyber threat information with third parties so long as such sharing activity is conducted in accordance with CISA.

In October 2016, the federal bank regulatory agencies issued an Advance Notice of Proposed Rulemaking regarding enhanced cyber risk management standards which would apply to a wide range of large financial institutions and their third-party service providers, including Bancshares and the Bank. The proposed standards would expand existing cybersecurity regulations and guidance to focus on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. In addition, the proposal contemplates more stringent standards for institutions with systems that are critical to the financial sector.

The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. A financial institution is expected to establish multiple lines of defense and to ensure its risk management processes address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively respond and recover the institution’s operations after a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to this type of cyber-attack.

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

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other specified factors in extending credit;
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

•	Rules and regulations established by the National Flood Insurance Program.

In addition, the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), an independent bureau with broad authority to regulate the consumer finance industry, including regulated financial institutions, non-banks and others involved in extending credit to consumers. The CFPB has authority through rulemaking, orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer financial laws.  Although the CFPB has the power to interpret, administer and enforce federal consumer financial laws, the Dodd-Frank Act provides that the federal banking regulatory agencies continue to have examination and enforcement powers over the financial institutions that they supervise relating to the matters within the jurisdiction of the CFPB if the supervised institutions have less than $10 billion in assets. Even so, the CFPB has adopted a number of rules that impact our lending practices, including, among other things, (1) requiring financial institutions to make a “reasonable and good faith determination” that a consumer has a “reasonable ability” to repay a residential mortgage loan before making such a loan, (2) requiring sponsors of asset-backed securities to retain at least 5% of the credit risk of the assets underlying the securities (and generally prohibiting sponsors from transferring or hedging that credit risk), and (3) imposing a number of new and enhanced requirements on the mortgage servicing industry, including rules regarding communications with borrowers, maintenance of customer account records, procedures for responding to written borrower requests and complaints of errors, servicing delinquent loans, and conducting foreclosure proceedings, among other measures.

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

•	Rules and regulations of the various agencies charged with the responsibility of implementing these laws.

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

Making or continuing an investment in our common stock involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on us. Additional risks and uncertainties also could adversely affect our business, consolidated financial condition, results of operations and cash flows. If any of the following risks actually occurs, our business, financial condition or results of operations could be negatively affected, the market price of your common stock could decline and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

If loan losses are greater than anticipated, our earnings may be adversely affected.

As a lender, we are exposed to the risk that customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans. Our credit risk with respect to our real estate and construction loan portfolio relates principally to the creditworthiness of individuals and the value of the real estate serving as security for the repayment of loans, and the credit risk with respect to our commercial and consumer loan portfolio relates principally to the general creditworthiness of businesses and individuals within the local markets in which we operate. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for potential loan losses based on a number of factors. We believe that our allowance for loan losses is adequate. However, if estimates, assumptions or judgments used in calculating this allowance are incorrect, the allowance for loan losses may not be sufficient to cover our actual loan losses. Deterioration of economic conditions affecting borrowers, new information regarding existing loans, inaccurate management assumptions, identification of additional problem loans and other factors, both within and outside of our control, may result in higher levels of nonperforming assets and charge-offs and loan losses in excess of our current allowance for loan losses, requiring us to make material additions to our allowance for loan losses, which could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions. In addition, banking regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further charge-offs if the regulators’ judgments are different than those of our management. Material additions to the allowance could materially decrease our net income.

We may be required to increase our allowance for loan losses as a result of a recent change to an accounting standard.

The measure of our allowance for loan losses depends in part on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board, or FASB, recently issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses. This ASU provides a new credit impairment model, the Current Expected Credit Loss, or CECL model, which, as a result of a delay in implementation for smaller reporting companies announced by the FASB during the fourth quarter of 2019, will apply to us in fiscal years beginning after December 15, 2022. CECL will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, implementation of the CECL model will change our current method of providing allowances for loan losses, which would likely require us to increase our allowance for loan losses. Moreover, the CECL model likely would create more volatility in our level of allowance for loan losses. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan and lease losses as of the beginning of the first quarter of 2023, equal to the difference between the amount of our allowance under the incurred loss methodology and under CECL. However, we cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. A material increase in our level of allowance for loan losses could adversely affect our business, consolidated financial condition, results of operations and cash flows.

Our business and operations may be materially adversely affected by national and local market economic conditions.

Our business and operations, which primarily consist of banking activities, including lending money to customers in the form of loans and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the United States generally, and in our local markets in particular. If economic conditions in the United States or any of our local markets weaken, our growth and profitability from our operations could be constrained. The current economic environment is characterized by interest rates near historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of delinquencies, defaults and charge-offs, additional provisions for loan losses, a decline in the value of our collateral, and an overall material adverse effect on the quality of our loan portfolio.

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

In addition, the novel coronavirus (COVID-19) is causing worldwide concern and economic disruption. The Centers for Disease Control and Prevention has advised that coronavirus may spread significantly in the United States. There have been numerous reports of the outbreak disrupting or restricting supply chains, resulting in closures of facilities and reductions in demand across companies in a variety of industries. It is also possible that the spread of the coronavirus may have direct effects on our operations, such as limiting employee travel or increasing telecommuting arrangements.  In addition, recent developments and reports relating to the coronavirus have coincided with heightened volatility in financial markets in the United States and worldwide. If the coronavirus adversely affects the ability of our borrowers to satisfy their obligations, the demand for our loans, or our business operations, or leads to a significant or prolonged impact on global markets or economic growth, our business, consolidated financial position, results of operations and cash flows could be adversely affected.

The COVID-19 pandemic, trade wars, tariffs and similar events and disputes, domestic and international, have adversely affected, and may continue to adversely affect, economic activity globally, nationally and locally. Such events also may adversely affect business and consumer confidence, generally. Any such adverse changes may adversely affect our profitability, growth asset quality and financial condition.

The COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the Federal Reserve reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 basis points to 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. The Federal Reserve reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability.

The banking industry is highly competitive, which could result in loss of market share and adversely affect our business.

We encounter strong competition in making loans, acquiring deposits and attracting customers for investment services. We compete with commercial banks, online banks, credit unions, finance companies, mutual funds, insurance companies, investment banking companies, brokerage firms and other financial intermediaries operating in Alabama and elsewhere in various segments of the financial services market. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits than we do. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks, and, as a result, may be able to offer certain products and services at a lower cost than we are able to offer, which could adversely affect our business.

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

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal data, such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, our business is subject to the Gramm-Leach-Bliley Act, which, among other things: (1) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (2) requires us to provide certain disclosures to customers about our information collection, sharing and security practices and to afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (3) requires us to develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and state legislatures have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to unauthorized persons, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under applicable laws and regulations. Concerns about the effectiveness of our measures to safeguard personal information could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our business, consolidated financial condition, results of operations and cash flows.

Our FDIC deposit insurance premiums and assessments may increase and thereby adversely affect our financial results.

The Bank’s deposits are insured by the FDIC up to legal limits, and, accordingly, the Bank is subject to periodic insurance assessments by the FDIC. The Bank’s regular assessments are determined by its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. Numerous bank failures during the financial crisis and increases in the statutory deposit insurance limits increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund. The FDIC has authority to increase insurance assessments, and any significant increase in insurance assessments would likely have an adverse effect on us.

We may not be able to maintain consistent growth, earnings or profitability.

There can be no assurance that we will be able to continue to grow and to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent with our prior results of operations, or increase in the future. Our growth in recent years has been driven primarily by a strong commercial loan market and real estate loan market in certain of our markets. A downturn in economic conditions in our markets, heightened competition from other financial services providers, an inability to retain or grow our core deposit base, regulatory and legislative considerations, and failure to attract and retain high-performing talent, among other factors, could limit our ability to grow our assets or increase our profitability to the same extent as in recent periods. Sustainable growth requires that we manage our risks by following prudent loan underwriting standards, balancing loan and deposit growth without materially increasing interest rate risk or compressing our net interest margin, maintaining adequate capital, hiring and retaining qualified employees and successfully implementing our strategic initiatives. A failure to sustain our recent rate of growth or adequately manage the factors that have contributed to our growth or successfully enter new markets could have a material adverse effect on our earnings and profitability and, therefore on our business, consolidated financial condition, results of operations and cash flows.

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

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of large banks, the Alternative Reference Rate Committee (ARRC), selected, and the Federal Reserve Bank of New York started in April 2018 to publish, the Secured Overnight Finance Rate, or SOFR, as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, given the depth and robustness of the U.S. Treasury repurchase market.  Furthermore, the Bank of England has commenced publication of a reformed Sterling Overnight Index Average (SONIA), comprised of a broader set of overnight Sterling money market transactions, as of April 23, 2018. The SONIA has been recommended as the alternative to Sterling LIBOR by the Working Group on Sterling Risk-Free Reference Rates.

At this time, it is impossible to predict whether SOFR and SONIA will become accepted alternatives to LIBOR or the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

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

We rely heavily on communications and information systems to conduct our business. Any failure or interruption in the operation of these systems could impair or prevent the effective operation of our customer relationship management, general ledger, deposit, lending or other functions. While we have policies and procedures designed to prevent or limit the effect of a failure or interruption in the operation of our information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures or interruptions impacting our information systems could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation and possible financial liability, any of which could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows.

We use information technology in our operations and offer online banking services to our customers, and unauthorized access to our customers’ confidential or proprietary information as a result of a cyber-attack or otherwise could expose us to reputational harm and litigation and adversely affect our ability to attract and retain customers.

Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. We are under continuous threat of loss due to hacking and cyber-attacks, especially as we continue to expand customer capabilities to utilize the internet and other remote channels to transact business. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. Therefore, the secure processing, transmission and storage of information in connection with our online banking services are critical elements of our operations. However, our network could be vulnerable to unauthorized access, computer viruses and other malware, phishing schemes or other security failures. In addition, our customers may use personal smartphones, tablet PCs or other mobile devices that are beyond our control systems in order to access our products and services. Our technologies, systems and networks, and our customers’ devices, may become the target of cyber-attacks, electronic fraud or information security breaches that could result in the unauthorized release, gathering, monitoring, use, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats. To the extent that our activities or the activities of our customers involve the processing, storage or transmission of confidential customer information, any breaches or unauthorized access to such information could present significant regulatory costs and expose us to litigation and other possible liabilities. Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits. In addition, we may not have adequate insurance coverage to compensate for losses from a cyber threat event. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential legal liability, reputational harm, damage to our competitive position, additional compliance costs, and the disruption of our operations, all of which could adversely affect our business, consolidated financial condition, results of operations and cash flows.

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

In addition, federal regulators have issued guidance outlining their expectations for third-party service provider oversight and monitoring by financial institutions. Any failure to adequately oversee the actions of our third-party service providers could result in regulatory actions against us, which could adversely affect our business, consolidated financial condition, results of operations and cash flows.

We face a risk of noncompliance and enforcement action under the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act of 1970, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. Our federal and state banking regulators, the Financial Crimes Enforcement Network and other government agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements. We are also subject to increased scrutiny with respect to our compliance with the regulations issued and enforced by the Office of Foreign Assets Control. If our program is deemed deficient, we could be subject to liability, including fines, civil money penalties and other regulatory actions, which may include restrictions on our business operations and our ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us. Any of these circumstances could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows.

The internal controls that we have implemented to mitigate risks inherent to the business of banking might fail or be circumvented.

Management regularly reviews and updates our internal controls and procedures that are designed to manage the various risks in our business, including credit risk, operational risk, financial risk, compliance risk and interest rate risk. No system of controls, however well-designed and operated, can provide absolute assurance that the objectives of the system will be met. If such a system fails or is circumvented, there could be a material adverse effect on our business, consolidated financial condition, results of operations and cash flows.

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

We regularly evaluate opportunities to strengthen our current market position through acquisitions, subject to regulatory approval. Such transactions could, individually or in the aggregate, have a material effect on our operating results and financial condition, including short and long-term liquidity. Our acquisition activities could be material to our business. These activities could require us to use a substantial amount of cash or other liquid assets and/or incur debt. In addition, if goodwill recorded in connection with acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Our acquisition activities could involve a number of additional risks, including the risks of:

•

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating the terms of potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
•	being potentially exposed to unknown or contingent liabilities of banks and businesses we acquire;
•	changes in asset quality and credit risk as a result of the transaction;
•	being required to expend time and expense to integrate the operations and personnel of the combined businesses;
•	experiencing higher operating expenses relative to operating income from the new operations;
•	creating an adverse short-term effect on our results of operations;
•	losing key team members and customers as a result of an acquisition that is poorly received; and
•	incurring significant problems relating to the conversion of the financial and customer data of the entity being acquired into our financial and customer product systems.

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

We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with pending or potential acquisitions. Our inability to overcome these risks could have an adverse effect on levels of reported net income, return on equity and return on assets and the ability to achieve our business strategy and maintain market value.

Our common stock price could be volatile, which could result in losses for individual shareholders.

The market price of our common stock may be subject to significant fluctuations in response to a variety of factors, including, but not limited to:

•	general economic, business and political conditions;
•	changing market conditions in the broader stock market in general, or in the financial services industry in particular;
•	monetary and fiscal policies, laws and regulations and other activities of the government, agencies and similar organizations;
•	actual or anticipated variations in our operating results, financial condition or asset quality;
•	our failure to meet analyst predictions and projections;
•	collectability of loans;
•	cost and other effects of legal and administrative cases and proceedings, claims, settlements and judgments;
•	additions or departures of key personnel;
•	trades of large blocks of our stock;
•	announcements of innovations or new services by us or our competitors;
•	future sales of our common stock or other securities; and
•	other events or factors, many of which are beyond our control.

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

Changes in tax laws and interpretations and tax challenges may adversely affect our financial results.

The enactment of federal tax reform has had, and is expected to continue to have, far reaching and significant effects on us, our customers and the United States economy. Further, the income tax treatment of corporations may at any time be clarified and/or modified through legislation, administration or judicial changes or interpretations. These changes or interpretations could adversely affect us, either directly or as a result of the effects on our customers.

In the course of our business, we are sometimes subject to challenges from taxing authorities, including the Internal Revenue Service, individual states and municipalities, regarding amounts due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or allocation of income among tax jurisdictions, all of which may require a greater provisioning for taxes or otherwise negatively affect our financial results.

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

We are party to certain ordinary course litigation, and we intend to vigorously defend ourselves in all such litigation. In the opinion of management, based on a review and consultation with our legal counsel, the outcome of such ordinary course litigation should not have a material adverse effect on our consolidated financial statements or results of operation.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bancshares’ common stock is listed on the Nasdaq Capital Market under the symbol “FUSB.” Prior to our name change on October 11, 2016, our common stock was listed on the Nasdaq Capital Market under the symbol “USBI.” As of March 16, 2020, there were 715 record holders of Bancshares’ common stock (excluding any participants in any clearing agency and “street name” holders).

During the years ended December 31, 2019 and 2018, respectively, Bancshares declared total dividends of $0.09 and $0.08 per common share. Bancshares expects to continue to pay comparable cash dividends in the future, subject to the results of operations of Bancshares and the Bank, legal and regulatory requirements and potential limitations imposed by financial covenants with third parties.

Share Repurchases

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the fourth quarter of 2019.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
October 1-31, 2019	—	$—	—	158,103
November 1-30, 2019	48,833	$10.39	48,833	109,270
December 1-31, 2019	15,705	$10.82	15,705	93,565
Total	64,538	$10.50	64,538	93,565

(1)

All shares were repurchased pursuant to Bancshares’ publicly announced share repurchase program. On December 18, 2019, the Board of Directors extended the share repurchase program initially approved by the Board on January 19, 2006, which authorized the repurchase of up to 642,785 shares of common stock. As of December 31, 2019, Bancshares was authorized to repurchase up to 93,565 shares of common stock prior to the expiration date of December 31, 2020.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands, except Per Share Amounts)
Results of Operations:
Interest income	$43,588	$37,138	$31,100	$30,155	$29,897
Interest expense	6,646	4,350	2,706	2,271	2,289
Net interest income	36,942	32,788	28,394	27,884	27,608
Provision for loan and lease losses	2,714	2,622	1,987	3,197	216
Non-interest income	5,366	5,610	4,666	5,201	4,531
Non-interest expense	33,782	32,385	28,449	28,495	28,377
Income before income taxes	5,812	3,391	2,624	1,393	3,546
Provision for income taxes	1,246	901	3,035	169	951
Net income (loss)	$4,566	$2,490	$(411)	$1,224	$2,595
Per Share Data:
Basic net income (loss) per share	$0.71	$0.40	$(0.07)	$0.20	$0.42
Diluted net income (loss) per share	$0.67	$0.37	$(0.07)	$0.19	$0.41
Dividends per share	$0.09	$0.08	$0.08	$0.08	$0.08
Common stock price - High	$11.93	$13.62	$15.14	$11.84	$9.74
Common stock price - Low	$7.60	$7.60	$10.38	$7.90	$7.75
Period end price per share	$11.61	$7.95	$12.80	$11.11	$8.92
Period end shares outstanding (in thousands)	6,158	6,298	6,082	6,043	6,039
Period-End Balance Sheet:
Total assets	$788,738	$791,939	$625,581	$606,892	$575,782
Loans, net of allowance for loan and lease losses	545,243	514,867	346,121	322,772	255,432
Allowance for loan and lease losses	5,762	5,055	4,774	4,856	3,781
Investment securities, net	108,356	153,949	180,150	207,814	231,202
Total deposits	683,662	704,725	517,079	497,556	479,258
Short-term borrowings	10,025	527	15,594	10,119	7,354
Long-term debt	—	—	10,000	15,000	5,000
Total shareholders’ equity	84,748	79,437	76,208	76,241	77,030
Book value	13.76	12.61	12.53	12.62	12.76
Performance Ratios:
Loans to deposits	79.8%	73.1%	66.9%	64.9%	53.3%
Net interest margin	5.18%	5.27%	5.08%	5.16%	5.36%
Return on average assets	0.58%	0.36%	(0.07)%	0.21%	0.46%
Return on average equity	5.51%	3.26%	(0.52)%	1.56%	3.41%
Asset Quality:
Allowance for loan and lease losses as % of loans	1.05%	0.97%	1.36%	1.48%	1.46%
Nonperforming assets as % of loans and other real estate	0.87%	0.82%	1.67%	2.19%	3.45%
Nonperforming assets as % of total assets	0.61%	0.54%	0.95%	1.20%	1.59%
Net charge-offs as a % of average loans	0.38%	0.57%	0.62%	0.72%	1.07%
Capital Adequacy:
CET 1 risk-based capital ratio	12.78%	12.62%	18.41%	19.01%	22.19%
Tier 1 risk-based capital ratio	12.78%	12.62%	18.41%	19.01%	22.19%
Total risk-based capital ratio	13.77%	13.53%	19.60%	20.26%	23.35%
Tier 1 leverage ratio	9.61%	8.96%	11.89%	12.27%	13.02%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in this Annual Report on Form 10-K for the year ended December 31, 2019. Specifically, with respect to statements relating to the sufficiency of the allowance for loan and lease losses, loan demand, cash flows, growth and earnings potential and expansion, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas, market conditions and investment returns, changes in interest rates, the impact of the current outbreak of the novel coronavirus (COVID-19), the pending discontinuation of LIBOR as an interest rate benchmark, the availability of quality loans in the Company’s service areas, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, collateral values and cybersecurity threats. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

In addition, the Company’s business is subject to a number of general and market risks that could affect any forward-looking statements, including the risks discussed under Item 1A herein entitled “Risk Factors.”

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares”), is a bank holding company with its principal offices in Birmingham, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of December 31, 2019, the Bank operated and served its customers through 20 banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill and Ewing, Virginia. In addition, as of December 31, 2019, the Bank operated loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company headquartered in Mobile, Alabama that performs both indirect lending through third-party retailers and conventional consumer finance lending through a branch network. As of December 31, 2019, ALC conducted indirect lending in 11 states, including Alabama, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia, with loans underwritten centrally at ALC’s headquarters location. ALC’s branch network serves customers through 21 offices located in Alabama and southeast Mississippi. The Bank serves as the primary funding source for ALC’s operations. In recent years, ALC’s indirect lending portfolio has grown at a more rapid pace than conventional consumer finance lending. In general, the credit quality of indirect lending exceeds the credit quality of conventional consumer finance lending, with a commensurate reduction in yield and lower loss ratios. Effective January 1, 2020, Bancshares transferred a total of $45.5 million of the indirect loan portfolio from ALC to the Bank.

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

Delivery of the best possible financial services to customers remains an overall operational focus of Bancshares and its subsidiaries (collectively, the “Company”). The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 280 full-time equivalent employees (as of December 31, 2019), to ensure customer satisfaction and convenience.

The following discussion and financial information are presented to aid in an understanding of the Company’s consolidated financial position, changes in financial position, results of operations and cash flows and should be read in conjunction with the Company’s Audited Consolidated Financial Statements and Notes thereto included herein. The emphasis of the discussion is on the years 2019 and 2018. All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

RECENT MARKET CONDITIONS

Our financial condition and performance, as well as the ability of our borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services that we offer, are all highly dependent on the business environment in the primary markets in which we operate and in the United States as a whole. During the first quarter of 2020, an outbreak of a novel strain of coronavirus (COVID-19), which was originally identified in Wuhan, China, has spread to a number of countries around the world, including the United States. COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity and other economic activities have had, are currently having and may for some time continue to have a destabilizing effect on financial markets and economic activity. The extent of the impact of COVID-19 on our operational and financial performance is currently uncertain, cannot be predicted and will depend on certain developments, including, among others, the duration and spread of COVID-19, its impact on our customers, employees and vendors, and governmental, regulatory and private sector responses, which may be precautionary, to the coronavirus.

In light of the changing economic outlook as a result of COVID-19, as well as other factors, including the possibility of an oil price war in March 2020, the 10-year Treasury yield has fallen to historic lows, and the equity markets have been significantly impacted. In response, the Federal Reserve reduced the target federal funds rate by 50 basis points on March 3, 2020, and then by an additional 100 basis points on March 15, 2020. The assets and liabilities of the Company may be significantly impacted by changes in interest rates. The Company is currently reviewing actions that it may take in response to these changes in the event that market turmoil continues for an extended period.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general banking practices. The estimates include accounting for the allowance for loan losses, goodwill and other intangible assets, other real estate owned, valuation of deferred tax assets and fair value measurements.

Allowance for Loan and Lease Losses

The Company maintains the allowance for loan and lease losses at a level deemed adequate by management to absorb probable losses from loans and leases in the portfolio at the balance sheet date. In determining the adequacy of the allowance for loan and lease losses, management considers numerous factors, including, but not limited to, management’s estimate of: (a) loan and lease loss experience; (b) the financial condition and liquidity of certain loan customers; and (c) collateral values of property securing certain loans and leases. Because these factors and others involve the use of management’s estimation and judgment, the allowance for loan and lease losses is inherently subject to adjustment at future dates. Unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan or lease delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions in excess of normal provisions to the allowance for loan and lease losses in future periods. No allowance for loan and lease losses is carried over or established at acquisition for purchased loans acquired in business combinations. Loans acquired in business combinations that are deemed impaired at acquisition, purchased credit impaired (“PCI”) loans, are grouped into pools and evaluated separately from the non-PCI portfolio. The estimated cash flows to be collected on PCI loans are discounted at a market rate of interest. Subsequent to the acquisition of PCI loans, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities and other factors that are reflective of current market conditions. Subsequent decreases in expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows will generally result in a reversal of the provision for loan losses to the extent of prior charges. There can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additions to the allowances will not be required.

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of cost over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is determined to have an indefinite useful life and is not amortized, but is tested for impairment at least annually or more frequently if events or circumstances exist that indicate that a goodwill impairment test should be performed. The Company performs its annual goodwill impairment test as of October 1.

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

Deferred Tax Asset Valuation

Income tax expense and current and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. Deferred tax assets may also arise from the carryforward of operating loss or tax credit carryforwards as allowed by applicable federal or state tax jurisdictions. In evaluating the ability to recover deferred tax assets in the tax jurisdictions from which they arise, management considers all available positive and negative evidence, including the Company’s historical earnings and, in particular, the results of recent operations, expected reversals of temporary differences, the ability to utilize tax planning strategies and the expiration dates of any operating loss and tax credit carryforwards. A valuation allowance is recognized for a deferred tax asset if, based on the weight of all available evidence, it is more likely than not that some portion of or the entire deferred tax asset will not be realized. The assumptions about the amount of future taxable income require the use of significant judgment and are consistent with the plans and estimates that management uses in the underlying business. At this time, management considers it to be more likely than not that the Company will have sufficient taxable income in the future to allow all deferred tax assets to be realized. Accordingly, a valuation allowance was not established for deferred tax assets as of December 31, 2019 and 2018.

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

EXECUTIVE OVERVIEW

For the year ended December 31, 2019, the Company earned net income of $4.6 million, or $0.67 per diluted common share, compared to net income of $2.5 million, or $0.37 per diluted common share, for the year ended December 31, 2018. The improvement in earnings for the year ended December 31, 2019 compared to December 31, 2018 resulted primarily from additional earning assets and efficiencies of scale obtained as a result of the Company’s acquisition of The Peoples Bank (“TPB”) in August 2018, as well as loan growth during 2019. As of December 31, 2019, the Company’s net loans totaled $545.2 million, compared to $514.9 million as of December 31, 2018, an increase of $30.3 million, or 5.9%.

Summarized condensed consolidated statements of operations are included below for the years ended December 31, 2019 and 2018, respectively.

	Year Ended December 31,
	2019	2018
	(Dollars in Thousands)
Interest income	$43,588	$37,138
Interest expense	6,646	4,350
Net interest income	36,942	32,788
Provision for loan losses	2,714	2,622
Net interest income after provision for loan losses	34,228	30,166
Non-interest income	5,366	5,610
Non-interest expense	33,782	32,385
Income before income taxes	5,812	3,391
Provision for income taxes	1,246	901
Net income	$4,566	$2,490

Significant Impacts on Earnings

The following discussion summarizes the most significant activity that drove changes in the Company’s net income during 2019 as compared to 2018.

Net Interest Income

Net interest income increased by $4.2 million, or 12.7%, due primarily to increases in average loans outstanding attributable to the acquisition of TPB, as well as the organic loan growth experienced during 2019. The average loan balance for the year ended December 31, 2019 was $527.3 million, compared to $414.1 million for the year ended December 31, 2018. The increases in interest income resulting from loan growth were partially offset by increases in interest expense due to an increase in average interest-bearing liabilities following the acquisition of TPB. The average balance of interest-bearing liabilities was $580.8 million during the year ended December 31, 2019, compared to $507.9 million during the year ended December 31, 2018. Net interest margin decreased to 5.18% for the year ended December 31, 2019, compared to 5.27% for the year ended December 31, 2018. Yields earned on interest-earning assets improved by 14 basis points comparing 2019 to 2018; however, these gains were offset by a 28-basis point increase in rates on interest-bearing liabilities, comparing the two years. There was a decrease in the average yield on loans at ALC due to a continued shift toward indirect sales loans with a lower yield but higher credit quality.

Provision for Loan and Lease Losses

The provision for loan and lease losses increased by $0.1 million in 2019 compared to 2018. At the Bank, the provision for loan and lease losses increased by $0.6 million comparing the years ended December 31, 2019 and 2018, primarily due to loan growth of $24.1 million. The increase in provisioning at the Bank was partially offset by a decrease of $0.5 million in the provision for loan and lease losses at ALC comparing 2019 to 2018, due primarily to slower loan growth, as well as reduced charge-offs. During the year ended December 31, 2019, ALC’s consumer loans portfolio, including consumer, branch retail and indirect sales loans, increased by $7.4 million compared to an increase of $11.4 million during the year ended December 31, 2018.

Non-interest Income

Non-interest income decreased by $0.2 million comparing the years ended December 31, 2019 and 2018. The decrease comparing the year ended December 31, 2019 to the year ended December 31, 2018 was mostly attributable to nonrecurring gains on the settlement of derivative contracts of $1.0 million that occurred during 2018. This decrease was partially offset by a full year of lease income recognized during the year ended December 31, 2019 associated with the lease-up of office space at the Company’s new headquarters location in Birmingham, Alabama. Lease-up of the space occurred at the end of the fourth quarter of 2018.

Non-interest Expense

Non-interest expense in 2019 increased by $1.4 million compared to 2018. The majority of the 2019 increase was due to a full year of TPB operations in 2019, compared to only four months of TPB operations in 2018 following the acquisition. This increase was partially offset by nonrecurring acquisition expenses of $1.6 million that were recorded in 2018 in connection with the acquisition of TPB.

Provision for Income Taxes

The Company’s effective tax rate decreased to 21.4% for the year ended December 31, 2019, compared to 26.6% for the year ended December 31, 2018. The reduction in the Company’s effective tax rate comparing 2019 to 2018 resulted primarily from certain non-deductible expenses associated with the acquisition of TPB in 2018 that were not incurred in 2019.

Balance Sheet Management

As of December 31, 2019, the Company’s assets totaled $788.7 million, compared to $791.9 million as of December 31, 2018, a decrease of 0.40%. The discussion below presents significant balance sheet components comparing December 31, 2019 to December 31, 2018.

Loans and Credit Quality

Net loans increased to $545.2 million as of December 31, 2019, compared to $514.9 as of December 31, 2018. This growth included $24.1 million attributable to the Bank’s commercial lending efforts, along with $6.1 million in growth at ALC. ALC’s growth was most pronounced in its indirect sales portfolio, which has been an area of focus for management over the past several years.

As of December 31, 2019 and 2018, the allowance for loan and lease losses totaled $5.8 million and $5.1 million, respectively, or 1.05% and 0.97% of gross loans outstanding, respectively. In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the TPB acquisition in 2018 were recorded at fair value; accordingly, there was no allowance for loan and lease losses associated with the acquired loan portfolio at the acquisition date. Management continues to evaluate the need for an allowance on the acquired portfolio, factoring in the remaining fair value discount on the loans, which totaled 1.05% and 1.27% of gross acquired loans as of December 31, 2019 and 2018, respectively. The allowance for loan and lease losses as a percentage of non-acquired gross loans outstanding was 1.29% and 1.36% as of December 31, 2019 and 2018, respectively.

Nonperforming assets, including loans in non-accrual status and other real estate owned (OREO), increased to $4.8 million as of December 31, 2019, compared to $4.3 million as of December 31, 2018. As a percentage of total assets, non-performing assets totaled 0.61% as of December 31, 2019, compared to 0.54% of total assets as of December 31, 2018. Non-accrual loans totaled $3.7 million as of December 31, 2019, compared to $2.8 million as of December 31, 2018.

Investment Securities

The investment securities portfolio continues to provide the Company with additional liquidity and allows management to fund a portion of loan growth from the maturity and payoff of securities within the portfolio. During the years ended December 31, 2019 and 2018, investment maturities and sales outpaced purchases as management generally re-deployed maturing securities into other interest-earning assets, including loans or excess cash and federal funds sold that may be used to fund future loan growth. As of December 31, 2019, the investment securities portfolio totaled $108.4 million, compared to $153.9 million as of December 31, 2018. Management monitors its liquidity position, including forecasted expectations related to loan growth, when making determinations about whether to re-invest in the securities portfolio.

Right-of-Use Asset and Lease Liability

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases, by recognizing a right-of-use asset and lease liability associated with certain leases in which the Bank or ALC is lessee. As of December 31, 2019, the right-of-use asset and lease liability totaled $3.5 million and $3.6 million, respectively. The right-of-use asset is included in other assets on the balance sheet, while the lease liability is included in other liabilities. The adoption of ASU 2016-02 did not have a material impact on the Company’s income or expenses associated with its existing leases.

Deposits and Borrowings

Deposits totaled $683.7 million as of December 31, 2019, compared to $704.7 million as of December 31, 2018. In an effort to improve the efficiency of the Company’s balance sheet and reduce interest expense, during the year ended December 31, 2019, management reduced wholesale deposit funding sources by allowing $25.9 million in net brokered deposits to mature without renewal. Core deposits increased slightly by $1.4 million during the year ended December 31, 2019.

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

During 2019, the Bank continued to maintain capital ratios at higher levels than the ratios required to be considered a “well-capitalized” institution under applicable banking regulations. As of December 31, 2019, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 12.78%. Its total capital ratio was 13.77%, and its Tier 1 leverage ratio was 9.61%.

Cash Dividend

The Company declared cash dividends of $0.09 per share on its common stock during 2019. In the fourth quarter of 2019, the dividend was increased to $0.03 per share from the previous level of $0.02 per share. This represented the first increase in the Company’s dividend since 2014.

Share Repurchases

During 2019, the Company completed share repurchases totaling 148,738 shares at a weighted average price of $9.94 per share.  The shares were repurchased under the Company’s existing share repurchase program, which was originally approved by the Company’s Board of Directors in 2006. As of December 31, 2019, a total of 93,565 shares remained available for repurchase under the program.

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

The following table shows the average balances of each principal category of assets, liabilities and shareholders’ equity for the years ended December 31, 2019 and 2018. Additionally, the table provides an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Year Ended December 31,
	2019			2018
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – Bank (Note A)	$421,932	$21,916	5.19%	$313,552	$15,196	4.85%
Loans – ALC (Note A)	105,378	17,719	16.81%	100,516	17,703	17.61%
Taxable investment securities	130,262	2,710	2.08%	165,496	3,290	1.99%
Tax-exempt investment securities	1,978	55	2.78%	3,866	132	3.41%
Federal Home Loan Bank stock	925	58	6.27%	1,241	76	6.12%
Federal funds sold	11,700	272	2.32%	9,054	182	2.01%
Interest-bearing deposits in banks	40,853	858	2.10%	28,362	559	1.97%
Total interest-earning assets	713,028	43,588	6.11%	622,087	37,138	5.97%
Non-interest-earning assets:
Other assets	71,723			61,813
Total	$784,751			$683,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$167,308	$848	0.51%	$161,518	$725	0.45%
Savings deposits	161,371	1,632	1.01%	122,508	895	0.73%
Time deposits	246,880	4,074	1.65%	211,136	2,531	1.20%
Borrowings	5,237	92	1.76%	12,767	199	1.56%
Total interest-bearing liabilities	580,796	6,646	1.14%	507,929	4,350	0.86%
Non-interest-bearing liabilities:
Demand deposits	111,214			92,030
Other liabilities	9,910			7,473
Shareholders’ equity	82,831			76,468
Total	$784,751			$683,900
Net interest income (Note B)		$36,942			$32,788
Net interest margin			5.18%			5.27%

Note A — For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At the Bank, these loans averaged $1.1 million and $0.9 million for 2019 and 2018, respectively. At ALC, these loans averaged $0.8 million and $1.1 million for the respective periods presented.

Note B — Loan fees are included in the interest amounts presented. At the Bank, loan fees totaled $0.5 million and $0.7 million for 2019 and 2018, respectively. At ALC, loan fees totaled $1.4 million and $2.0 million for the respective periods presented.

The following table summarizes the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	2019 Compared to 2018 Increase (Decrease) Due to Change In:			2018 Compared to 2017 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(Dollars in Thousands)
Interest earned on:
Loans – Bank	$5,253	$1,467	$6,720	$2,998	$2,068	$5,066
Loans – ALC	856	(840)	16	2,014	(1,177)	837
Taxable investments	(700)	120	(580)	(438)	318	(120)
Tax-exempt investments	(64)	(13)	(77)	(163)	(9)	(172)
Federal Home Loan Bank stock	(19)	1	(18)	(13)	12	(1)
Federal funds	53	37	90	122	40	162
Interest-bearing deposits in banks	246	53	299	31	235	266
Total interest-earning assets	5,625	825	6,450	4,551	1,487	6,038
Interest expense on:
Demand deposits	26	97	123	(7)	99	92
Savings deposits	284	453	737	100	596	696
Time deposits	428	1,115	1,543	237	719	956
Other borrowings	(117)	10	(107)	(134)	34	(100)
Total interest-bearing liabilities	621	1,675	2,296	196	1,448	1,644
Increase (decrease) in net interest income	$5,004	$(850)	$4,154	$4,355	$39	$4,394

Interest earned on loans at the Bank increased during the year ended December 31, 2019 compared to the year ended December 31, 2018, due primarily to increased loan volume, and to a lesser extent, an increase in the average interest rate earned on loans. Comparing 2019 to 2018, the Bank experienced an increase in average loans of $108.4 million. This increase was due to a full year of operations following the acquisition of TPB, as well as growth of $24.1 million in the Bank’s loan portfolio during 2019. Loan yields at the Bank increased in part due to higher yielding loans acquired from TPB, as well as accretion of the purchase accounting discount, which is included in interest income. At ALC, interest income was flat comparing 2019 to 2018. An increase in the average balance of loans at ALC was generally offset by a decrease in average yield resulting from the continuing shift of ALC’s earning assets mix to a higher percentage of indirect sales loans relative to the loan portfolio total. Indirect sales lending has been ALC’s primary focus over the past several years, and generally provides loans of higher credit quality than ALC’s other consumer loan categories, but at lower yields. Interest income from taxable and tax-exempt investment securities decreased during 2019 compared to 2018, primarily due to maturities and sales of investment securities. Interest income from other earnings assets, including federal funds sold and interest-bearing deposits in banks, increased in 2019 compared to 2018, due both to higher volume and higher yields.

Interest expense increased comparing the years ended December 31, 2019 and 2018 due to an increase in average interest-bearing liabilities resulting from the acquisition of TPB, as well as an increase in the average rate on interest-bearing liabilities. Average interest-bearing liabilities increased $72.9 million comparing 2019 to 2018, and the average rate on interest-bearing liabilities increased 28 basis points comparing 2019 to 2018.

We expect that continued growth in net loan volume at both the Bank and ALC with loans of sufficient credit quality will enhance net interest income, particularly as resources are shifted from lower-earning excess cash balances, federal funds sold and investment securities into higher-earning loan balances. However, the competitive environment is significant relative to the generation of loans of high credit quality. At both the Bank and ALC, management is continuing to focus efforts on new loan origination within the parameters of established credit policy, while also maintaining vigilance in the deployment of strategies to effectively manage risks associated with interest rate fluctuations. In addition, the Bank experiences significant competitive pressure to both obtain and retain deposits. Net interest income could experience downward pressure as a result of increased competition for quality loan and deposit funding opportunities, as well fluctuations in the interest rate environment.

Provision for Loan and Lease Losses

The provision for loan and lease losses is an expense used to establish the allowance for loan and lease losses. Actual losses, net of recoveries, are charged directly to the allowance for loan and lease losses. The expense recorded for each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio as of the balance sheet date. The following table presents the provision for loan and lease losses for the Bank and ALC for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(Dollars in Thousands)
Bank	$788	$215
ALC	1,926	2,407
Net provision for loan and lease losses	$2,714	$2,622

At the Bank, the increase in provision expense comparing the years ended December 31, 2019 and 2018 was due to an increase in loan volume during 2019 that was not experienced during 2018, not factoring in growth in 2018 that resulted from the acquisition of TPB. The Bank experienced loan growth of $24.3 million during the year ended December 31, 2019, mostly attributable to the Bank’s commercial lending efforts, compared to $14.6 million in organic loan growth during 2018. The Bank’s allowance for loan and lease losses as a percentage of loans totaled 0.79% as of December 31, 2019, compared to 0.66% as of December 31, 2018. In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the TPB acquisition during the third quarter of 2018 were recorded at fair value; accordingly, there was no allowance for loan and lease losses associated with the acquired loan portfolio at the acquisition date. Management continues to evaluate the need for an allowance on the acquired portfolio, factoring in the remaining fair value discount on the loans, which totaled 1.05% and 1.27% of gross acquired loans as of December 31, 2019 and 2018, respectively. At the Bank, the allowance for loan and lease losses as a percentage of non-acquired gross loans outstanding was 1.03% and 1.01% as of December 31, 2019 and 2018, respectively.

At ALC, the provision for loan and lease losses decreased comparing the years ended December 31, 2019 and 2018 due to slower loan growth and reduced charge-offs at ALC during 2019 compared to 2018. During the year ended December 31, 2019, ALC’s loan portfolio, including consumer, branch retail and indirect sales loans, increased by $7.4 million compared to an increase of $11.4 million during the year ended December 31, 2018. Net charge-offs as a percentage of average loans at ALC totaled 1.87% and 2.40% for the years ended December 31, 2019 and 2018, respectively. ALC’s allowance for loan and lease losses as a percentage of loans totaled 2.09% as of December 31, 2019, compared to 2.26% as of December 31, 2018. The decrease in net charge-offs and the allowance for loan and lease losses as a percentage of loans was due to the changing mix of ALC’s portfolio to indirect lending, which enhanced the credit quality of ALC’s loan portfolio.

For the Company, the allowance for loan and lease losses as a percentage of loans totaled 1.05% as of December 31, 2019, compared to 0.97% as of December 31, 2018. In addition, the allowance for loan and lease losses as a percentage of non-acquired gross loans outstanding was 1.29% and 1.36% as of December 31, 2019 and 2018, respectively. Based on our evaluation of the loan portfolio, we believe that the allowance for loan and lease losses at both the Bank and ALC is adequate to absorb losses inherent in the loan portfolio as of December 31, 2019. While we believe that the methodologies and calculations that have been used in the determination of the allowance are adequate, our conclusions are based on estimates and judgments. Factors beyond our control, such as changes in economic conditions impacting the national economy or the local service areas in which the Bank and ALC operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan and lease losses, as well as the resulting provision for loan and lease losses. In general, we expect the provision for loan and lease losses to increase commensurate with growth in loan volume at both the Bank and ALC.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$1,828	$1,895	$(67)	(3.5)%
Credit insurance commissions and fees	549	633	(84)	(13.3)%
Bank-owned life insurance	431	427	4	0.9%
Net gain on sale and prepayment of investment securities	92	118	(26)	(22.0)%
Net gain on settlement of derivative contracts	—	981	(981)	(100.0)%
Mortgage fees from secondary market	475	507	(32)	(6.3)%
Lease income	845	123	722	587.0%
Other income	1,146	926	220	23.8%
Total non-interest income	$5,366	$5,610	$(244)	(4.3)%

Non-interest income at the Bank consists of service charges and other fees on deposit accounts; bank-owned life insurance; net gains on the sale and prepayment of investment securities; net gains on the settlement of derivative contracts; fees from the secondary market mortgage activities; lease income; and other non-interest income, which includes fee income generated by the Bank, such as ATM fees and real estate rental income. Non-interest income at ALC consists of credit insurance commissions and fees and other non-interest income generated for ancillary services, such as ALC’s auto club membership program. The decrease in non-interest income comparing the year ended December 31, 2019 to the year ended December 31, 2018 was mostly attributable to nonrecurring gains on the settlement of derivative contracts of $1.0 million that occurred during 2018. The decrease was partially offset by a full year of lease income recognized during the year ended December 31, 2019 associated with the lease-up of office space at the Company’s new headquarters location in Birmingham, Alabama. Lease-up of the space occurred at the end of the fourth quarter of 2018. Certain categories of non-interest income are expected to provide a relatively stable source of revenues, while others may fluctuate significantly based on changes in economic conditions, regulation or other factors.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$20,352	$18,771	$1,581	8.4%
Net occupancy and equipment expense	4,230	3,677	553	15.0%
Computer services	1,525	1,300	225	17.3%
Insurance expense and assessments	790	890	(100)	(11.2)%
Fees for professional services	1,176	1,031	145	14.1%
Postage, stationery and supplies	873	829	44	5.3%
Telephone/data communication	867	811	56	6.9%
Acquisition expenses	—	1,641	(1,641)	(100.0)%
Other real estate/foreclosure expense, net	185	222	(37)	(16.7)%
Other	3,784	3,213	571	17.8%
Total non-interest expense	$33,782	$32,385	$1,397	4.3%

The increase in non-interest expense in 2019 compared to 2018 was mostly due to a full year of TPB operations in 2019, compared to only four months of TPB operations in 2018 following the acquisition. The increase was partially offset by nonrecurring acquisition expenses of $1.6 million that were recorded in 2018 in connection with the acquisition of TPB. In general, non-interest expense is expected to increase over time due to inflationary pressures; however, management continues to maintain vigilance in efforts to reduce these costs where opportunities to do so exist.

Provision for Income Taxes

The provision for income taxes was $1.2 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively. The Company’s effective tax rate was 21.4% and 26.6%, respectively, for 2019 and 2018. The reduction in the Company’s effective tax rate comparing 2019 to 2018 resulted primarily from certain non-deductible expenses associated with the acquisition of TPB in 2018 that were not incurred in 2019.

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

BALANCE SHEET ANALYSIS

Investment Securities

The Company’s investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 2.6 years and 2.9 years as of December 31, 2019 and 2018, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of December 31, 2019, available-for-sale securities totaled $94.0 million, or 86.8% of the total investment portfolio, compared to $132.5 million, or 86.1% of the total investment portfolio, as of December 31, 2018. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of December 31, 2019, held-to-maturity securities totaled $14.3 million, or 13.2% of the total investment portfolio, compared to $21.5 million, or 13.9% of the total investment portfolio, as of December 31, 2018. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of states and political subdivisions.

During 2019, investment security maturities outpaced purchases as management generally re-deployed maturing securities into other interest-earning assets, including loans or excess cash and federal funds sold that may be used to fund future loan growth. Purchases of investment securities totaled $9.1 million, while proceeds from maturities and prepayments of investment securities totaled $43.1 million. In addition, management sold securities totaling $14.3 million during 2019, generating gains on sale of approximately $0.1 million. All sales were made from the available-for-sale portfolio in response to market conditions that, in management’s view, were favorable for sale. Management monitors its liquidity position, including forecasted expectations related to loan growth, when making determinations about whether to re-invest in the securities portfolio.

Management has structured the investment portfolio to provide cash flows on a monthly basis through interest earned and the maturity or payoff of securities in the portfolio. Purchase and sale transactions affecting the investment portfolio are directed by asset and liability management activities, with consideration given to the expected pace of loan growth and the current interest rate environment. See Note 4, “Investment Securities,” in the Notes to the Consolidated Financial Statements for additional detail related to the investment portfolio.

Investment Securities Maturity Schedule

The following tables summarize the carrying values and weighted average yield of the available-for-sale and held-to-maturity securities portfolios as of December 31, 2019, according to contractual maturity. Available-for-sale securities are stated at fair value. Held-to-maturity securities are stated at amortized cost.

	Available-for-Sale
	Stated Maturity as of December 31, 2019
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities available-for-sale:
Obligations of states and political subdivisions	$253	2.96%	$2,785	3.39%	$756	4.08%	$424	4.13%
U.S. Treasury securities	80	2.73%	—	0.00%	—	0.00%	—	0.00%
Mortgage-backed securities:
Residential	11	3.59%	14,871	1.84%	26,477	2.29%	4,986	2.71%
Commercial	—	0.00%	225	2.88%	17,109	1.77%	26,039	1.94%
Total	$344	2.92%	$17,881	2.11%	$44,342	2.12%	$31,449	2.09%
Total securities with stated maturity							$94,016	2.11%

	Held-to-Maturity
	Stated Maturity as of December 31, 2019
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities held-to-maturity:
Obligations of U.S. government-sponsored agencies	$—	0.00%	$—	0.00%	$3,473	1.87%	$851	2.17%
Obligations of states and political subdivisions	—	0.00%	767	2.21%	—	0.00%	326	3.05%
Mortgage-backed securities:
Commercial	60	1.11%	—	0.00%	3,591	2.16%	5,272	1.95%
Total	$60	1.11%	$767	2.21%	$7,064	2.01%	$6,449	2.04%
Total securities with stated maturity							$14,340	2.03%

Condensed Portfolio Maturity Schedule

Maturity Summary as of December 31, 2019	Dollar Amount	Portfolio Percentage
	(Dollars in Thousands)
Maturing in three months or less	$2	0.0%
Maturing after three months to one year	402	0.4%
Maturing after one year to three years	4,633	4.3%
Maturing after three years to five years	14,015	12.9%
Maturing after five years to fifteen years	72,608	67.0%
Maturing in more than fifteen years	16,696	15.4%
Total	$108,356	100.0%

Loans and Allowance for Loan Losses

The tables below summarize loan balances by portfolio segment for both the Bank and ALC at the end of each of the most recent five quarters as of December 31, 2019:

	Bank
	2019				2018
	December 31,	September 30,	June 30,	March 31,	December 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$30,094	$27,348	$27,521	$27,065	$41,340
Secured by 1-4 family residential properties	98,971	103,269	96,805	99,933	102,971
Secured by multi-family residential properties	50,910	46,843	28,033	27,602	23,009
Secured by non-farm, non-residential properties	162,981	164,941	158,748	157,023	156,162
Other	726	842	880	949	1,308
Commercial and industrial loans	90,957	90,470	91,489	87,865	85,779
Consumer loans	7,816	8,136	7,241	6,484	6,927
Total loans	$442,455	$441,849	$410,717	$406,921	$417,496
Less unearned interest, fees and deferred cost	262	204	411	352	331
Allowance for loan losses	3,483	3,349	2,798	2,711	2,735
Net loans	$438,710	$438,296	$407,508	$403,858	$414,430

	ALC
	2019				2018
	December 31,	September 30,	June 30,	March 31,	December 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	5,566	6,067	6,549	7,058	7,785
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Consumer	30,224	29,341	29,919	29,808	31,656
Branch retail	32,305	30,008	29,609	27,066	28,324
Indirect sales	45,503	48,073	45,466	42,280	40,609
Total loans	$113,598	$113,489	$111,543	$106,212	$108,374
Less unearned interest, fees and deferred cost	4,786	5,030	5,247	5,097	5,617
Allowance for loan losses	2,279	2,236	2,289	2,213	2,320
Net loans	$106,533	$106,223	$104,007	$98,902	$100,437

The tables below summarize changes in the allowance for loan and lease losses at the end of each of the most recent five quarters as of December 31, 2019, at both the Bank and ALC:

	Bank
	2019				2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
	(Dollars in Thousands)
Balance at beginning of period	$3,349	$2,798	$2,711	$2,735	$2,709
Charge-offs:
Real estate loans:
Construction, land development and other loan loans	—	—	—	—	—
Secured by 1-4 family residential properties	(16)	—	(13)	(34)	—
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	(1)
Consumer loans	(3)	(17)	—	(15)	(1)
Total charge-offs	(19)	(17)	(13)	(49)	(2)
Recoveries	—	23	10	25	28
Net recoveries (charge-offs)	(19)	6	(3)	(24)	26
Provision for loan and lease losses	153	545	90	—	—
Ending balance	$3,483	$3,349	$2,798	$2,711	$2,735
as a percentage of loans	0.79%	0.76%	0.68%	0.67%	0.66%
as a percentage of loans, excluding acquired loans	1.03%	1.01%	1.00%	1.01%	1.01%

	ALC
	2019				2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,236	$2,289	$2,213	$2,320	$2,407
Charge-offs:
Real estate loans:
Construction, land development and other loan loans	—	—	—	—	—
Secured by 1-4 family residential properties	(4)	(4)	(11)	(19)	(19)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Consumer	(464)	(426)	(554)	(521)	(637)
Branch retail	(131)	(93)	(103)	(98)	(73)
Indirect sales	(107)	(66)	(76)	(52)	(36)
Other loans	—	—	—	—	—
Total charge-offs	(706)	(589)	(744)	(690)	(765)
Recoveries	186	198	195	183	204
Net charge-offs	(520)	(391)	(549)	(507)	(561)
Provision for loan and lease losses	563	338	625	400	474
Ending balance	$2,279	$2,236	$2,289	$2,213	$2,320
as a percentage of loans	2.09%	2.06%	2.15%	2.19%	2.26%

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of December 31, 2019 were as follows:

	Consolidated
	2019				2018
	December 31,	September 30,	June 30,	March 31,	December 31,
	(Dollars in Thousands)
Non-accrual loans	$3,723	$1,468	$1,479	$1,864	$2,759
Other real estate owned	1,078	1,248	1,258	1,222	1,505
Total	$4,801	$2,716	$2,737	$3,086	$4,264
Nonperforming assets as a percentage of loans and other real estate	0.87%	0.49%	0.53%	0.61%	0.82%
Nonperforming assets as a percentage of total assets	0.61%	0.35%	0.35%	0.39%	0.54%

	Bank
	2019				2018
	December 31,	September 30,	June 30,	March 31,	December 31,
	(Dollars in Thousands)
Non-accrual loans	$2,739	$684	$642	$749	$1,530
Other real estate owned	1,029	1,198	1,258	1,200	1,401
Total	$3,768	$1,882	$1,900	$1,949	$2,931
Nonperforming assets as a percentage of loans and other real estate	0.85%	0.42%	0.46%	0.48%	0.70%
Nonperforming assets as a percentage of total assets	0.48%	0.24%	0.24%	0.24%	0.37%

	ALC
	2019				2018
	December 31,	September 30,	June 30,	March 31,	December 31,
	(Dollars in Thousands)
Non-accrual loans	$984	$784	$837	$1,115	$1,229
Other real estate owned	49	50	—	22	104
Total	$1,033	$834	$837	$1,137	$1,333
Nonperforming assets as a percentage of loans and other real estate	0.95%	0.77%	0.79%	1.12%	1.30%
Nonperforming assets as a percentage of total assets	0.94%	0.76%	0.78%	1.11%	1.29%

Summarized below is information concerning income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2019	2018
	(Dollars in Thousands)
Total loans accounted for on a non-accrual basis	$3,723	$2,759
Interest income that would have been recorded under original terms	41	44
Interest income reported and recorded during the year	147	27

Allocation of Allowance for Loan and Lease Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for loan and lease losses as of the end of the two years indicated.

	2019		2018
	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans In Each Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$196	5.4%	$240	7.9%
Secured by 1-4 family residential properties	466	18.8%	346	21.1%
Secured by multi-family residential properties	422	9.2%	128	4.4%
Secured by non-farm, non-residential properties	964	29.3%	831	29.7%
Other	1	0.1%	1	0.2%
Commercial and industrial loans	1,377	16.4%	1,138	16.3%
Consumer loans:
Consumer	1,625	6.8%	1,799	7.3%
Branch retail	395	5.8%	427	5.4%
Indirect sales	316	8.2%	145	7.7%
Total	$5,762	100.0%	$5,055	100.0%

Summary of Loan Loss Experience

The following table summarizes the Company’s loan loss experience for each of the two years indicated.

	2019	2018
	(Dollars in Thousands)
Balance of allowance for loan and lease losses at beginning of period	$5,055	$4,774
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—
Secured by 1-4 family residential properties	(101)	(101)
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	—	—
Other	—	—
Commercial and industrial loans	—	(3)
Consumer loans:
Consumer	(2,000)	(2,482)
Branch retail	(425)	(415)
Indirect sales	(301)	(116)
	(2,827)	(3,117)
Recoveries:
Real estate loans:
Construction, land development and other land loans	—	—
Secured by 1-4 family residential properties	47	74
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	—	4
Other	—	—
Commercial and industrial loans	3	11
Consumer loans:
Consumer	648	568
Branch retail	116	113
Indirect sales	6	6
	820	776
Net charge-offs	(2,007)	(2,341)
Provision for loan and lease losses	2,714	2,622
Balance of allowance for loan and lease losses at end of period	$5,762	$5,055
Ratio of net charge-offs during period to average loans outstanding	0.38%	0.57%

Net charge-offs improved for the Company to 0.38% of average loans outstanding in 2019, compared to 0.57% of average loans outstanding in 2018. The improvement resulted primarily from improved charge-off experience in ALC’s consumer lending portfolio in 2019 compared to 2018. Net charge-offs in ALC’s consumer portfolio were reduced by $0.6 million comparing 2019 to 2018. In 2019, net charge-offs as a percentage of average loans totaled 4.49% in ALC’s consumer lending portfolio, compared to 1.07% and 0.65% in the branch retail and indirect sales portfolios, respectively. In 2018, net charge-offs as a percentage of average loans totaled 5.93% in ALC’s consumer lending portfolio, compared to 2.00% and 0.22% in the branch retail and indirect sales portfolios, respectively. ALC’s real estate portfolio, which has been discontinued and is in run-off mode, experienced net charge-offs as a percentage of average loans of 0.20% and 0.74% in 2019 and 2018, respectively. The Bank’s portfolio, which is primarily comprised of commercial loans, experienced net charge-offs as a percentage of average loans of 0.01% in 2019 and net recoveries as a percentage of average loans of (0.02%) in 2018.

Deposits

Total deposits decreased by 2.98% to $683.7 million as of December 31, 2019, from $704.7 million as of December 31, 2018. Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source that supports earning assets. Core deposits totaled $635.5 million, or 93.0% of total deposits, as of December 31, 2019, compared to $634.1 million, or 90.0% of total deposits, as of December 31, 2018.

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

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

	2019		2018
	Average Amount	Rate	Average Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposit accounts	$111,214	—	$92,030	—
Interest-bearing demand deposit accounts	167,308	0.51%	161,518	0.45%
Savings deposits	161,371	1.01%	122,508	0.73%
Time deposits	246,880	1.65%	211,136	1.20%
Total deposits	$686,773	0.95%	$587,192	0.71%
Total interest-bearing deposits	$575,559	1.14%	$495,162	0.84%

Maturities of time certificates of deposit of greater than $250 thousand outstanding as of December 31, 2019 and 2018 are summarized as follows:

Maturities	December 31,
	2019	2018
	(Dollars in Thousands)
Three months or less	$14,484	$33,120
Over three through six months	15,390	12,519
Over six through twelve months	11,707	12,846
Over twelve months	6,613	12,178
Total	$48,194	$70,663

Maturities of time certificates of deposit of greater than $100 thousand and less than $250 thousand outstanding as of December 31, 2019 and 2018 are summarized as follows:

Maturities	December 31,
	2019	2018
	(Dollars in Thousands)
Three months or less	$16,850	$10,664
Over three through six months	11,875	8,887
Over six through twelve months	29,315	26,050
Over twelve months	26,239	33,044
Total	$84,279	$78,645

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. This category continues to be utilized as an alternative source of funds. As of December 31, 2019, these borrowings represented 0.9% of average interest-bearing liabilities, compared to 2.5% as of December 31, 2018.

	Short-Term Borrowings (Maturity Less Than One Year)	Long-Term Borrowings (Maturity One Year or Greater)
	(Dollars in Thousands)
Other interest-bearing liabilities outstanding at year-end:
2019	$10,025	$—
2018	$527	$—
Weighted average interest rate at year-end:
2019	1.76%	0.00%
2018	0.25%	0.00%
Maximum amount outstanding at any month end:
2019	$20,039	$—
2018	$15,506	$10,000
Average amount outstanding during the year:
2019	$5,237	$—
2018	$7,479	$5,288
Weighted average interest rate during the year:
2019	1.76%	0.00%
2018	0.49%	1.90%

Shareholders’ Equity

The Company has historically placed significant emphasis on maintaining its strong capital base. As of December 31, 2019, shareholders’ equity totaled $84.7 million, or 10.7% of total assets, compared to $79.4 million, or 10.0% of total assets, as of December 31, 2018. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. The increase in shareholders’ equity during the period ended December 31, 2019 resulted primarily from growth in retained earnings and a decrease in accumulated other comprehensive loss associated with unrealized losses in the fair value of available-for-sale securities during the year ended December 31, 2019. The fair value of the available-for-sale portfolio fluctuates based primarily on changes in interest rates. Accordingly, the net unrealized losses during the year ended December 31, 2019 are not necessarily indicative of future performance of the portfolio.

Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and the desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During the years ended December 31, 2019 and 2018, Bancshares declared dividends of $0.09 and $0.08 per common share, respectively, or approximately $0.6 million and $0.5 million, respectively, in aggregate amount.

As of December 31, 2019 and 2018, the Company retained approximately $21.9 million and $20.4 million in treasury stock, respectively. The Company initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of Bancshares’ common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors has extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2020. There were 93,565 shares available for repurchase under this program as of December 31, 2019. During the year ended December 31, 2019, 148,738 shares were repurchased under this program at a weighted average price of $9.94 per share, or $1.5 million in total. No shares were repurchased in 2018. Share repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate, subject to applicable regulatory requirements.

As of December 31, 2019 and 2018, a total of 124,392 and 116,766 shares of stock, respectively, were deferred in connection with Bancshares’ Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash or shares of Bancshares common stock. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares of stock as equity surplus. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

Liquidity and Capital Resources

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans and (2) principal payments and maturities from the investment portfolio. Other short-term investments, such as federal funds sold, may also provide additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $125.9 million as of December 31, 2019 and $75.2 million as of December 31, 2018. Investment securities forecasted to mature or reprice in one year or less were estimated to be $6.9 million and $8.1 million of the investment portfolio as of December 31, 2019 and 2018, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of December 31, 2019, the investment securities portfolio had an estimated average life of 2.6 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of December 31, 2019, the Company had $10.0 million of outstanding borrowings under FHLB advances, and the Company did not have any outstanding borrowings under FHLB advances as of December 31, 2018. The Company had up to $211.5 million and $282.2 million in remaining unused credit from the FHLB (subject to available collateral) as of December 31, 2019 and 2018, respectively. In addition, the Company had $61.7 million and $72.2 million in unused established federal funds lines as of December 31, 2019 and 2018, respectively.

Management believes that the Company has adequate sources of liquidity to cover its contractual obligations and commitments over the next twelve months. Management is not aware of any condition that currently exists that would have a materially adverse effect on the liquidity, capital resources or operation of the Company.

Regulatory Capital

Since January 1, 2015, the Bank has been subject to certain capital requirements as described in the section captioned “Supervision and Regulation – Capital Adequacy” included in Part I, Item I of this report.  Under these requirements, the Bank is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal banking regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can result in mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Bancshares and the Bank, and could impact Bancshares’ ability to pay dividends. As of December 31, 2019, the Bank exceeded all applicable minimum capital standards. In addition, the Bank met applicable regulatory guidelines to be considered well-capitalized as of December 31, 2019. No significant conditions or events have occurred since December 31, 2019 that management believes would affect the Bank’s classification as “well-capitalized” for regulatory purposes.

Refer to the section captioned “Regulatory Capital” included in Note 16, “Shareholders’ Equity,” in the Notes to the Consolidated Financial Statements for an illustration of the Bank’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2019 and December 31, 2018.

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

As part of interest rate risk management, the Company may use derivative instruments in accordance with policies established by the Board of Directors. The Asset/Liability Committee, in its oversight role, approves the use of derivatives, which include interest rate swaps, caps and floors. As of December 31, 2019, the Bank held five forward interest rate swap contracts. The interest rate swap contracts, which are designated as either cash flow hedges or fair value hedges, are intended to mitigate risk associated with rising interest rates by converting floating interest rate payments to a fixed rate or by converting a pool of fixed rate loans to a variable rate. See Note 18, “Derivative Financial Instruments,” in the Notes to the Consolidated Financial Statements for additional information related to these derivative instruments.

Contractual Obligations

The Company has contractual obligations to make future payments under debt and lease agreements. Long-term debt and operating lease obligations are reflected on the consolidated balance sheets. The Company has not entered into any unconditional purchase obligations or other long-term obligations, other than as included below. These types of obligations are further discussed in Note 11, “Long-Term Debt,” and Note 17, “Leases,” in the Notes to Consolidated Financial Statements.

Many of the Bank’s lending relationships, including those with commercial and consumer customers, contain both funded and unfunded elements. The unfunded component of these commitments is not recorded in the consolidated balance sheets. These commitments are further discussed in Note 21, “Guarantees, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.

The following table summarizes the Company’s contractual obligations as of December 31, 2019:

	Payment Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(Dollars in Thousands)
Time deposits	$246,079	$178,801	$53,344	$13,934	$—
Commitments to extend credit	96,967	96,967	—	—	—
Operating leases	4,026	711	1,148	891	1,276
Standby letters of credit	827	827	—	—	—
Total	$347,899	$277,306	$54,492	$14,825	$1,276

Off-Balance Sheet Obligations

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources other than as described under the captions “Derivative Financial Instruments,” included in Note 18, “Leases,” included in Note 17, and “Guarantees, Commitments and Contingencies,” included in Note 21 in the Notes to Consolidated Financial Statements.

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a monthly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of December 31, 2019, pre-tax net interest margin and net interest income are forecasted to change over timeframes of six months, one year, two years and five years under the four listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	6	5	6	17
+2%	8	5	6	27
-1%	(16)	(19)	(25)	(39)
-2%	(28)	(34)	(45)	(69)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$252	$409	$989	$6,676
+2%	315	399	994	10,610
-1%	(651)	(1,512)	(3,952)	(15,497)
-2%	(1,122)	(2,664)	(7,085)	(27,378)

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

The table below is a summary of estimated market value changes in the Company’s assets, liabilities and equity as of December 31, 2019, for the four listed scenarios.

	+1%	+2%	-1%	-2%
	(Dollars in Thousands)
Change in market value of assets	$(13,512)	$(27,530)	$10,499	$16,543
Change in market value of liabilities	(13,955)	(24,702)	18,376	30,596
Net change in market value of equity	443	(2,828)	(7,877)	(14,053)
Beginning market value of equity	119,148	121,264	114,604	112,880
Resulting market value of equity	$119,591	$118,436	$106,727	$98,827

Item 8.	Financial Statements and Supplementary Data.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First US Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First US Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in shareholders’ equity, comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Atlanta, Georgia

March 18, 2020

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$11,939	$9,796
Interest-bearing deposits in banks	45,091	39,803
Total cash and cash equivalents	57,030	49,599
Federal funds sold	10,080	8,354
Investment securities available-for-sale, at fair value	94,016	132,487
Investment securities held-to-maturity, at amortized cost	14,340	21,462
Federal Home Loan Bank stock, at cost	1,137	703
Loans, net of allowance for loan and lease losses of $5,762 and $5,055, respectively	545,243	514,867
Premises and equipment, net of accumulated depreciation of $22,570 and $21,437, respectively	29,216	27,643
Cash surrender value of bank-owned life insurance	15,546	15,237
Accrued interest receivable	2,488	2,816
Goodwill and core deposit intangible, net	8,825	9,312
Other real estate owned	1,078	1,505
Other assets	9,739	7,954
Total assets	$788,738	$791,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$112,729	$109,050
Interest-bearing	570,933	595,675
Total deposits	683,662	704,725
Accrued interest expense	537	424
Other liabilities	9,766	6,826
Short-term borrowings	10,025	527
Total liabilities	703,990	712,502

Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,568,053 and 7,562,264 shares issued, respectively; 6,157,692 and 6,298,062 shares outstanding, respectively	75	75
Surplus	13,814	13,496
Accumulated other comprehensive loss, net of tax	(46)	(2,377)
Retained earnings	92,755	88,668
Less treasury stock: 1,410,361 and 1,264,202 shares at cost, respectively	(21,850)	(20,414)
Noncontrolling interest	—	(11)
Total shareholders’ equity	84,748	79,437
Total liabilities and shareholders’ equity	$788,738	$791,939

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2019	2018
Interest income:
Interest and fees on loans	$39,635	$32,899
Interest on investment securities:
Taxable	2,710	3,290
Tax-exempt	55	132
Other interest and dividends	1,188	817
Total interest income	43,588	37,138
Interest expense:
Interest on deposits	6,554	4,151
Interest on short-term borrowings	92	115
Interest on long-term debt	—	84
Total interest expense	6,646	4,350
Net interest income	36,942	32,788
Provision for loan and lease losses	2,714	2,622
Net interest income after provision for loan and lease losses	34,228	30,166
Non-interest income:
Service and other charges on deposit accounts	1,828	1,895
Credit insurance income	549	633
Net gain on sales and prepayments of investment securities	92	118
Net gain on settlement of derivative contracts	—	981
Mortgage fees from secondary market	475	507
Other income, net	2,422	1,476
Total non-interest income	5,366	5,610
Non-interest expense:
Salaries and employee benefits	20,352	18,771
Net occupancy and equipment	4,230	3,677
Computer services	1,525	1,300
Fees for professional services	1,176	1,031
Acquisition expenses	—	1,641
Other expense	6,499	5,965
Total non-interest expense	33,782	32,385
Income before income taxes	5,812	3,391
Provision for income taxes	1,246	901
Net income	$4,566	$2,490
Basic net income per share	$0.71	$0.40
Diluted net income per share	$0.67	$0.37
Dividends per share	$0.09	$0.08

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data)

	Common Stock Shares Outstanding	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Non- Controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2017	6,081,744	$73	$10,755	$(868)	$86,673	$(20,414)	$(11)	$76,208
Net income	—	—	—	—	2,490	—	—	2,490
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(1,176)	—	—	—	(1,176)
Net change in fair value of derivative instruments, net of tax	—	—	—	(333)	—	—	—	(333)
Dividends declared: $.08 per share	—	—	—	—	(495)	—	—	(495)
Impact of stock-based compensation plans, net	11,963	—	444	—	—	—	—	444
Stock paid or issued for acquisition	204,355	2	2,297	—	—	—	—	2,299
Balance, December 31, 2018	6,298,062	$75	$13,496	$(2,377)	$88,668	$(20,414)	$(11)	$79,437
Net income	—	—	—	—	4,566	—	—	4,566
Net change in fair value of securities available-for-sale, net of tax	—	—	—	2,334	—	—	—	2,334
Net change in fair value of derivative instruments, net of tax	—	—	—	(3)	—	—	—	(3)
Dividends declared: $.09 per share	—	—	—	—	(562)	—	—	(562)
Impact of stock-based compensation plans, net	5,789	—	360	—	—	—	—	360
Reissuance of treasury stock as compensation	2,579	—	(42)	—	—	42	—	—
Treasury stock repurchases	(148,738)	—	—	—	—	(1,478)	—	(1,478)
Discontinuation of partnership consolidation	—	—	—	—	83	—	11	94
Balance, December 31, 2019	6,157,692	$75	$13,814	$(46)	$92,755	$(21,850)	$—	$84,748

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

	Year Ended December 31,
	2019	2018
Net income	$4,566	$2,490
Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale arising during the year, net of tax expense (benefit) of $802 and $(362), respectively	2,403	(1,087)
Reclassification adjustment for net gains on securities available-for-sale realized in net income, net of tax expense of $23 and $29, respectively	(69)	(89)
Unrealized holding gains (losses) on effective cash flow hedge derivatives arising during the year, net of tax expense (benefit) of $(2) and $133, respectively	(3)	398
Reclassification adjustment for net gains on cash flow hedge derivatives realized in net income, net of tax expense of $0 and $243, respectively	—	(731)
Other comprehensive income (loss)	2,331	(1,509)
Total comprehensive income	$6,897	$981

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$4,566	$2,490
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,609	1,455
Provision for loan and lease losses	2,714	2,622
Deferred income tax provision	1,134	1,488
Net gain on sale and prepayment of investment securities	(92)	(118)
Stock-based compensation expense	360	444
Net amortization of securities	562	804
Amortization of intangible assets	487	171
Net loss on premises and equipment and other real estate	485	472
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	328	(224)
Increase in other assets	(3,891)	(1,653)
Increase in accrued interest expense	113	43
Increase in other liabilities	2,940	70
Net cash provided by operating activities	11,315	8,064
Cash flows from investing activities:
Net (increase) decrease in federal funds sold	(1,726)	6,646
Purchases of investment securities, available-for-sale	(9,094)	(19,676)
Proceeds from sales of investment securities, available-for-sale	14,271	4,221
Proceeds from maturities and prepayments of investment securities, available-for-sale	36,020	40,665
Proceeds from maturities and prepayments of investment securities, held-to-maturity	7,039	4,693
Net (increase) decrease in Federal Home Loan Bank stock	(434)	1,471
Net cash paid for acquisition	—	(19,014)
Proceeds from the sale of premises and equipment and other real estate	1,259	3,104
Net increase in loans	(34,430)	(17,859)
Purchases of premises and equipment	(3,184)	(1,549)
Net cash provided by investing activities	9,721	2,702
Cash flows from financing activities:
Net (decrease) increase in customer deposits	(21,063)	47,271
Net increase (decrease) in short-term borrowings	9,498	(25,067)
Payments on long-term Federal Home Loan Bank advances	—	(10,000)
Treasury stock repurchases	(1,478)	—
Dividends paid	(562)	(495)
Net cash (used in) provided by financing activities	(13,605)	11,709
Net increase in cash and cash equivalents	7,431	22,475
Cash and cash equivalents, beginning of period	49,599	27,124
Cash and cash equivalents, end of period	$57,030	$49,599

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

1.	DESCRIPTION OF BUSINESS

First US Bancshares, Inc. (“Bancshares”) and its wholly-owned subsidiary, First US Bank (the “Bank”), provide commercial banking services to customers through 20 banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill and Ewing, Virginia. In addition, the Bank operates loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area. Both Bancshares and the Bank are headquartered in Birmingham, Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company headquartered in Mobile, Alabama that performs both indirect lending through third-party retailers and conventional consumer finance lending through a branch network. As of December 31, 2019, ALC conducted indirect lending in 11 states, including Alabama, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia, with loans underwritten centrally at ALC’s headquarters location. ALC’s branch network serves customers through 21 offices located in Alabama and southeast Mississippi.

The Bank also owns all of the stock of FUSB Reinsurance, Inc. (“FUSB Reinsurance”), an Arizona corporation. FUSB Reinsurance is an insurance company that underwrites credit life and accidental death insurance related to consumer loans written by the Bank and ALC.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Bancshares, the Bank and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated. The Company consolidates an entity if the Company has a controlling financial interest in the entity.

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

Material estimates that are particularly susceptible to significant changes in the near term relate to the accounting for the allowance for loan and lease losses, the right-of-use asset and lease liability, the value of other real estate owned (“OREO”) and certain collateral-dependent loans, consideration related to goodwill impairment testing and deferred tax asset valuation. In connection with the determination of the allowance for loan losses and OREO, management generally obtains independent appraisals for significant properties, evaluates the overall portfolio characteristics and delinquencies and monitors economic conditions.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental disclosures of cash flow information and non-cash transactions related to cash flows for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
	(Dollars in Thousands)
Cash paid during the year for:
Interest	$6,533	$4,307
Income taxes	131	134
Non-cash transactions:
Assets acquired in settlement of loans	1,340	1,068
Reissuance of treasury stock as compensation	42	—
Assets acquired in business acquisition	—	164,690
Liabilities assumed in business acquisition	—	150,812

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

Investment Securities

Securities may be held in one of three portfolios: trading account securities, securities held-to-maturity or securities available-for-sale. Trading account securities are carried at estimated fair value, with unrealized gains and losses included in operations. The Company held no trading account securities as of December 31, 2019 or 2018. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held-to-maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available-for-sale are carried at fair value, with any unrealized gains or losses excluded from operations and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income or loss. Investment securities available-for-sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. When the fair value of a security falls below carrying value, an evaluation must be made to determine whether the unrealized loss is a temporary or other-than-temporary impairment. Impaired securities that are not deemed to be temporarily impaired are written down by a charge to operations to the extent that the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income or loss. The Company uses a systematic methodology to evaluate potential impairment of its investments that considers, among other things, the magnitude and duration of the decline in fair value, the financial health and business outlook of the issuer and the Company’s ability and intent to hold the investment until such time as the security recovers its fair value.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivatives and Hedging Activities

As part of the Company’s overall interest rate risk management, the Company may use derivative instruments, which can include interest rate swaps, caps and floors. Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC Topic 815”), requires all derivative instruments to be carried at fair value on the consolidated balance sheets. ASC Topic 815 provides special accounting provisions for derivative instruments that qualify for hedge accounting. To be eligible, the Company must specifically identify a derivative as a hedging instrument and identify the risk being hedged. The derivative instrument must be shown to meet specific requirements under ASC Topic 815. See Note 18, “Derivative Financial Instruments,” for information on derivative financial instruments.

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

Interest on all loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to make payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest. Interest received on non-accrual loans generally is either applied against principal or reported as interest income in accordance with management’s judgment as to the collectability of principal. The policy for interest recognition on impaired loans is consistent with the non-accrual interest recognition policy. Generally, loans are restored to accrual status when the obligation is brought current and the borrower has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of cost over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is determined to have an indefinite useful life and is not amortized but tested for impairment at least annually or more frequently if events or circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected October 1 as the date to perform the annual impairment test.

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

Stock-Based Compensation

Compensation expense is recognized for stock options and restricted stock awards issued to employees based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Compensation expense is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize compensation expense net of estimated forfeitures.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassification and Restatement

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the 2019 presentation. These reclassifications had no effect on the Company’s results of operations, financial position or net cash flow.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding (basic shares). Included in basic shares are certain shares that have been accrued as of the balance sheet date as deferred compensation for members of Bancshares’ Board of Directors. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period (dilutive shares). The dilutive shares consist of nonqualified stock option grants issued to employees and members of Bancshares’ Board of Directors pursuant to Bancshares’ 2013 Incentive Plan (as amended, the “2013 Incentive Plan”) previously approved by Bancshares’ shareholders. The following table reflects weighted average shares used to calculate basic and diluted net income per share for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
Basic shares	6,386,946	6,276,670
Dilutive shares	412,800	377,951
Diluted shares	6,799,746	6,654,621

	Year Ended December 31,
	2019	2018
	(Dollars in Thousands, Except Per Share Data)
Net income	$4,566	$2,490
Basic net income per share	$0.71	$0.40
Diluted net income per share	$0.67	$0.37

On February 26, 2020, the Company granted stock awards to certain management employees and members of the Board of Directors. Nonqualified stock options to purchase a total of 9,200 shares of common stock were granted. Additionally, restricted stock awards with respect to 24,660 shares of common stock were granted. The shares underlying these awards are dilutive; however, since they were granted subsequent to December 31, 2019, they are not included in dilutive shares in the table above.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the Financial Accounting Standards Board (“FASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 requires organizations that lease assets (lessees) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by the lease for all operating leases under current U.S. GAAP with a term of more than 12 months. ASU 2016-02 became effective for the Company on January 1, 2019. See Note 17, “Leases,” for additional information regarding the adoption of ASU 2016-02. As a result of implementation of the standard, the Company recorded a right-of-use asset and lease liability. As of December 31, 2019, the right-of-use asset and lease liability totaled approximately $3.5 million and $3.6 million, respectively. The right-of-use asset is included in other assets on the balance sheet, while the lease liability is included in other liabilities. The adoption of ASU 2016-02 did not have a material impact on the Company’s income or expenses associated with its existing leases.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

All of the Company’s revenue that is subject to ASC Topic 606 is included in non-interest income; however, not all non-interest income is subject to ASC Topic 606. Revenue earned by the Company that is subject to ASC Topic 606 primarily consists of service and other charges on deposit accounts, mortgage fees from secondary market transactions at the Bank, ATM fee income and other non-interest income. Revenue generated from these sources for the years ended December 31, 2019 and 2018 was $3.4 million and $3.2 million, respectively. All sources of the Company’s revenue subject to ASC Topic 606 are transaction-based, and revenue is recognized at the time at which the transaction is executed, which is the same time at which the Company’s performance obligation is satisfied. The Company had no contract liabilities or unsatisfied performance obligations with customers as of December 31, 2019.

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

The acquisition of TPB was accounted for using the purchase method of accounting in accordance with ASC Topic 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding the methods and assumptions to be used. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. No adjustments to fair value were recorded during the year ended December 31, 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Other liabilities — The carrying amount of these other liabilities was deemed to be a reasonable estimate of fair value.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of December 31, 2019 and 2018 were as follows:

	Available-for-Sale
	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$46,182	$372	$(209)	$46,345
Commercial	43,686	73	(386)	43,373
Obligations of states and political subdivisions	4,123	95	—	4,218
U.S. Treasury securities	80	—	—	80
Total	$94,071	$540	$(595)	$94,016

	Held-to-Maturity
	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$8,923	$2	$(46)	$8,879
Obligations of U.S. government-sponsored agencies	4,324	5	(10)	4,319
Obligations of states and political subdivisions	1,093	15	—	1,108
Total	$14,340	$22	$(56)	$14,306

	Available-for-Sale
	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$73,859	$113	$(1,517)	$72,455
Commercial	56,101	10	(1,822)	54,289
Obligations of states and political subdivisions	5,617	51	(4)	5,664
U.S. Treasury securities	79	—	—	79
Total	$135,656	$174	$(3,343)	$132,487

	Held-to-Maturity
	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$11,716	$—	$(349)	$11,367
Obligations of U.S. government-sponsored agencies	8,026	—	(244)	7,782
Obligations of states and political subdivisions	1,720	—	(17)	1,703
Total	$21,462	$—	$(610)	$20,852

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of December 31, 2019 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$341	$344	$60	$60
Maturing after one to five years	17,882	17,881	767	779
Maturing after five to ten years	44,274	44,342	7,064	7,035
Maturing after ten years	31,574	31,449	6,449	6,432
Total	$94,071	$94,016	$14,340	$14,306

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2019 and 2018.

	Available-for-Sale
	December 31, 2019
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$17,340	$(66)	$10,094	$(143)
Commercial	3,794	(25)	29,754	(361)
U.S. Treasury securities	80	—	—	—
Total	$21,214	$(91)	$39,848	$(504)

	Held-to-Maturity
	December 31, 2019
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$685	$—	$6,405	$(46)
Obligations of U.S. government-sponsored agencies	846	(4)	2,994	(6)
Total	$1,531	$(4)	$9,399	$(52)

	Available-for-Sale
	December 31, 2018
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$9,417	$(87)	$53,507	$(1,430)
Commercial	461	(3)	53,430	(1,819)
Obligations of states and political subdivisions	879	(2)	420	(2)
U.S. Treasury securities	79	—	—	—
Total	$10,836	$(92)	$107,357	$(3,251)

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As of December 31, 2019, 69 debt securities had been in a loss position for more than 12 months, and 35 debt securities had been in a loss position for less than 12 months. As of December 31, 2018, 153 debt securities had been in a loss position for more than 12 months, and 21 debt securities had been in a loss position for less than 12 months. As of both December 31, 2019 and 2018, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Most of the securities in an unrealized loss position are residential or commercial mortgage-backed securities that are either direct obligations of the U.S. government or government-sponsored entities and, accordingly, have little associated credit risk. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of December 31, 2019 and 2018.

Investment securities with a carrying value of $51.7 million and $46.7 million as of December 31, 2019 and 2018, respectively, were pledged to secure public deposits and for other purposes.

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

As of December 31, 2019 and 2018, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	December 31, 2019
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$30,094	$—	$30,094
Secured by 1-4 family residential properties	98,971	5,566	104,537
Secured by multi-family residential properties	50,910	—	50,910
Secured by non-farm, non-residential properties	162,981	—	162,981
Other	726	—	726
Commercial and industrial loans (1)	90,957	—	90,957
Consumer loans:
Consumer	7,816	30,224	38,040
Branch retail	—	32,305	32,305
Indirect sales	—	45,503	45,503
Total loans	442,455	113,598	556,053
Less: Unearned interest, fees and deferred cost	262	4,786	5,048
Allowance for loan losses	3,483	2,279	5,762
Net loans	$438,710	$106,533	$545,243

	December 31, 2018
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$41,340	$—	$41,340
Secured by 1-4 family residential properties	102,971	7,785	110,756
Secured by multi-family residential properties	23,009	—	23,009
Secured by non-farm, non-residential properties	156,162	—	156,162
Other	1,308	—	1,308
Commercial and industrial loans (1)	85,779	—	85,779
Consumer loans:
Consumer	6,927	31,656	38,583
Branch retail	—	28,324	28,324
Indirect sales	—	40,609	40,609
Total loans	417,496	108,374	525,870
Less: Unearned interest, fees and deferred cost	331	5,617	5,948
Allowance for loan losses	2,735	2,320	5,055
Net loans	$414,430	$100,437	$514,867

(1)	Includes equipment financing leases.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 62.8% and 63.2% of the portfolio was concentrated in loans secured by real estate as of December 31, 2019 and 2018, respectively.

Loans with a carrying value of $34.6 million and $27.0 million were pledged as collateral to secure FHLB borrowings as of December 31, 2019 and 2018, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of December 31, 2019 and 2018 were $0.9 million and $0.8 million, respectively. During the year ended December 31, 2019, there were $0.1 million of new loans to these parties, and repayments by active related parties were $22 thousand. During the year ended December 31, 2018, there were $0.5 million of new loans to these parties, and repayments by active related parties were $0.2 million.

Acquired Loans

The Company acquired loans through the TPB acquisition completed on August 31, 2018. At acquisition, certain acquired loans evidenced deterioration of credit quality since origination and it was probable that all contractually-required payments would not be collected.

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and non-accrual status, borrower credit scores and recent loan to value percentages. Purchased credit impaired (“PCI”) loans are accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. On the date of completion of the acquisition, the outstanding principal balance and carrying value of PCI loans accounted for under ASC Topic 310-30 were $2.9 million and $2.8 million, respectively.

The carrying amount of PCI loans, which is included within loans on the balance sheet, is set forth in the table below as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(Dollars in Thousands)	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$75
Secured by 1-4 family residential properties	224	492
Outstanding balance	$224	$567
Fair value adjustment	(49)	(70)
Carrying amount, net of fair value adjustment	$175	$497

During both of the years ended December 31, 2019 and 2018, the Company did not recognize any accretable yield, or income expected to be collected, associated with these loans. Additionally, the Company did not increase or reverse the allowance for loan losses related to the remaining PCI loans.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Allowance for Loan Losses

The following tables present changes in the allowance for loan losses during the years ended December 31, 2019 and 2018 and the related loan balances by loan portfolio segment and loan type as of December 31, 2019 and 2018:

	Bank
	Year Ended December 31, 2019
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non- Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$240	$322	$128	$831	$1	$1,138	$75	$—	$—	$2,735
Charge-offs	—	(63)	—	—	—	—	(35)	—	—	(98)
Recoveries	—	22	—	—	—	3	33	—	—	58
Provision	(44)	170	294	133	—	236	(1)	—	—	788
Ending balance	$196	$451	$422	$964	$1	$1,377	$72	$—	$—	$3,483

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$14	$—	$—	$—	$206	$7	$—	$—	$227
Collectively evaluated for impairment	196	437	422	964	1	1,171	65	—	—	3,256
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$196	$451	$422	$964	$1	$1,377	$72	$—	$—	$3,483
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$701	$—	$1,877	$—	$206	$29	$—	$—	$2,813
Collectively evaluated for impairment	30,094	98,095	50,910	161,104	726	90,751	7,787	—	—	439,467
Loans acquired with deteriorated credit quality	—	175	—	—	—	—	—	—	—	175
Total loans receivable	$30,094	$98,971	$50,910	$162,981	$726	$90,957	$7,816	$—	$—	$442,455

	ALC
	Year Ended December 31, 2019
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non- Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$24	$—	$—	$—	$—	$1,724	$427	$145	$2,320
Charge-offs	—	(38)	—	—	—	—	(1,965)	(425)	(301)	(2,729)
Recoveries	—	25	—	—	—	—	615	116	6	762
Provision	—	4	—	—	—	—	1,179	277	466	1,926
Ending balance	$—	$15	$—	$—	$—	$—	$1,553	$395	$316	$2,279

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	15	—	—	—	—	1,553	395	316	2,279
Total allowance for loan losses	$—	$15	$—	$—	$—	$—	$1,553	$395	$316	$2,279
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$129	$—	$—	$—	$—	$—	$—	$—	$129
Collectively evaluated for impairment	—	5,437	—	—	—	—	30,224	32,305	45,503	113,469
Total loans receivable	$—	$5,566	$—	$—	$—	$—	$30,224	$32,305	$45,503	$113,598

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Bank and ALC
	Year Ended December 31, 2019
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non- Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$240	$346	$128	$831	$1	$1,138	$1,799	$427	$145	$5,055
Charge-offs	—	(101)	—	—	—	—	(2,000)	(425)	(301)	(2,827)
Recoveries	—	47	—	—	—	3	648	116	6	820
Provision	(44)	174	294	133	—	236	1,178	277	466	2,714
Ending balance	$196	$466	$422	$964	$1	$1,377	$1,625	$395	$316	$5,762

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$14	$—	$—	$—	$206	$7	$—	$—	$227
Collectively evaluated for impairment	196	452	422	964	1	1,171	1,618	395	316	5,535
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$196	$466	$422	$964	$1	$1,377	$1,625	$395	$316	$5,762
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$830	$—	$1,877	$—	$206	$29	$—	$—	$2,942
Collectively evaluated for impairment	30,094	103,532	50,910	161,104	726	90,751	38,011	32,305	45,503	552,936
Loans acquired with deteriorated credit quality	—	175	—	—	—	—	—	—	—	175
Total loans receivable	$30,094	$104,537	$50,910	$162,981	$726	$90,957	$38,040	$32,305	$45,503	$556,053

	Bank
	Year Ended December 31, 2018
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non- Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$203	$238	$116	$777	$2	$1,049	$62	$—	$—	$2,447
Charge-offs	—	(9)	—	—	—	(3)	(4)	—	—	(16)
Recoveries	—	51	—	4	—	11	23	—	—	89
Provision	37	42	12	50	(1)	81	(6)	—	—	215
Ending balance	$240	$322	$128	$831	$1	$1,138	$75	$—	$—	$2,735

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$28	$50	$—	$1	$—	$67	$20	$—	$—	$166
Collectively evaluated for impairment	212	272	128	830	1	1,071	55	—	—	2,569
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$240	$322	$128	$831	$1	$1,138	$75	$—	$—	$2,735
Ending balance of loans receivable:
Individually evaluated for impairment	$153	$57	$—	$511	$—	$67	$43	$—	$—	$831
Collectively evaluated for impairment	41,114	102,490	23,009	155,651	1,308	85,712	6,884	—	—	416,168
Loans acquired with deteriorated credit quality	73	424	—	—	—	—	—	—	—	497
Total loans receivable	$41,340	$102,971	$23,009	$156,162	$1,308	$85,779	$6,927	$—	$—	$417,496

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	ALC
	Year Ended December 31, 2018
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non- Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$52	$—	$—	$—	$—	$1,653	$393	$229	$2,327
Charge-offs	—	(92)	—	—	—	—	(2,478)	(415)	(116)	(3,101)
Recoveries	—	23	—	—	—	—	545	113	6	687
Provision	—	41	—	—	—	—	2,004	336	26	2,407
Ending balance	$—	$24	$—	$—	$—	$—	$1,724	$427	$145	$2,320

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	24	—	—	—	—	1,724	427	145	2,320
Total allowance for loan losses	$—	$24	$—	$—	$—	$—	$1,724	$427	$145	$2,320
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$211	$—	$—	$—	$—	$—	$—	$—	$211
Collectively evaluated for impairment	—	7,574	—	—	—	—	31,656	28,324	40,609	108,163
Total loans receivable	$—	$7,785	$—	$—	$—	$—	$31,656	$28,324	$40,609	$108,374

	Bank and ALC
	Year Ended December 31, 2018
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non- Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$203	$290	$116	$777	$2	$1,049	$1,715	$393	$229	$4,774
Charge-offs	—	(101)	—	—	—	(3)	(2,482)	(415)	(116)	(3,117)
Recoveries	—	74	—	4	—	11	568	113	6	776
Provision	37	83	12	50	(1)	81	1,998	336	26	2,622
Ending balance	$240	$346	$128	$831	$1	$1,138	$1,799	$427	$145	$5,055

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$28	$50	$—	$1	$—	$67	$20	$—	$—	$166
Collectively evaluated for impairment	212	296	128	830	1	1,071	1,779	427	145	4,889
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$240	$346	$128	$831	$1	$1,138	$1,799	$427	$145	$5,055
Ending balance of loans receivable:
Individually evaluated for impairment	$153	$268	$—	$511	$—	$67	$43	$—	$—	$1,042
Collectively evaluated for impairment	41,114	110,064	23,009	155,651	1,308	85,712	38,540	28,324	40,609	524,331
Loans acquired with deteriorated credit quality	73	424	—	—	—	—	—	—	—	497
Total loans receivable	$41,340	$110,756	$23,009	$156,162	$1,308	$85,779	$38,583	$28,324	$40,609	$525,870

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

•

Doubtful (Risk Grade 8): Loans classified as doubtful have all of the weaknesses found in substandard loans, with the added characteristic that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable or improbable. Serious problems exist such that partial loss of principal is likely; however, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Such pending factors may include proposed merger, acquisition or liquidation procedures, capital injection, perfection of liens on additional collateral and refinancing plans. Loans classified as doubtful may include loans to borrowers that have demonstrated a history of failing to live up to agreements. The Bank did not have any loans classified as Doubtful (Risk Grade 8) as of December 31, 2019 or 2018.

•

Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Bank did not have any loans classified as Loss (Risk Grade 9) as of December 31, 2019 or 2018.

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2019:

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$29,740	$354	$—	$30,094
Secured by 1-4 family residential properties	96,277	505	2,189	98,971
Secured by multi-family residential properties	50,910	—	—	50,910
Secured by non-farm, non-residential properties	157,718	2,961	2,302	162,981
Other	726	—	—	726
Commercial and industrial loans	88,463	714	1,780	90,957
Consumer loans	7,781	—	35	7,816
Total	$431,615	$4,534	$6,306	$442,455

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The above amounts include purchased credit impaired loans. As of December 31, 2019, $0.2 million of purchased credit impaired loans were rated “Substandard.”

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$5,394	$172	$5,566
Consumer loans:
Consumer	29,693	531	30,224
Branch retail	32,024	281	32,305
Indirect sales	45,503	—	45,503
Total	$112,614	$984	$113,598

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2018:

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$40,200	$914	$226	$41,340
Secured by 1-4 family residential properties	100,485	154	2,332	102,971
Secured by multi-family residential properties	23,009	—	—	23,009
Secured by non-farm, non-residential properties	153,077	1,996	1,089	156,162
Other	1,308	—	—	1,308
Commercial and industrial loans	83,261	1,977	541	85,779
Consumer loans	6,848	—	79	6,927
Total	$408,188	$5,041	$4,267	$417,496

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide an aging analysis of past due loans by class as of December 31, 2019:

	Bank
	As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$30,094	$30,094	$—
Secured by 1-4 family residential properties	194	83	672	949	98,022	98,971	—
Secured by multi-family residential properties	—	—	—	—	50,910	50,910	—
Secured by non-farm, non-residential properties	30	—	1,419	1,449	161,532	162,981	—
Other	—	—	—	—	726	726	—
Commercial and industrial loans	56	—	—	56	90,901	90,957	—
Consumer loans	12	4	—	16	7,800	7,816	—
Total	$292	$87	$2,091	$2,470	$439,985	$442,455	$—

The above amounts include purchased credit impaired loans. As of December 31, 2019, $0.2 million were 60-89 days past due.

	ALC
	As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	65	25	172	262	5,304	5,566	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:				—		—
Consumer	375	283	531	1,189	29,035	30,224	—
Branch retail	444	189	281	914	31,391	32,305
Indirect sales	132	—	—	132	45,371	45,503	—
Total	$1,016	$497	$984	$2,497	$111,101	$113,598	$—

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides an analysis of non-accruing loans by class as of December 31, 2019 and 2018:

	Loans on Non- Accrual Status
	December 31, 2019	December 31, 2018
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$73
Secured by 1-4 family residential properties	1,423	1,097
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	1,426	14
Other	8	—
Commercial and industrial loans	27	424
Consumer loans:
Consumer	558	879
Branch retail	281	153
Indirect sales	—	119
Total loans	$3,723	$2,759

As of December 31, 2019 and 2018, purchased credit impaired loans comprised $0.2 million and $0.5 million of non-accrual loans, respectively.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral at the Bank. All loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. At management’s discretion, additional loans may be impaired based on homogeneous factors such as changes in the nature and volume of the portfolio, portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends and economic conditions that may affect the borrower’s ability to pay. At ALC, all loans of $50 thousand or more that are 90 days or more past due are identified for impairment analysis. As of December 31, 2019 and 2018, there were $0.1 million and $0.2 million, respectively, of impaired loans with no related allowance recorded at ALC. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2019, the carrying amount of impaired loans at the Bank and ALC consisted of the following:

	December 31, 2019
	Carrying Amount	Unpaid Principal Balance	Related Allowances
Impaired loans with no related allowance recorded	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	984	984	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,877	1,877	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Total loans with no related allowance recorded	$2,861	$2,861	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	21	21	14
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	206	206	206
Consumer	29	29	7
Total loans with an allowance recorded	$256	$256	$227
Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	1,005	1,005	14
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,877	1,877	—
Commercial and industrial	206	206	206
Consumer	29	29	7
Total impaired loans	$3,117	$3,117	$227

The above amounts include purchased credit impaired loans. As of December 31, 2019, purchased credit impaired loans comprised $0.2 million of impaired loans without a related allowance recorded.

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

The average net investment in impaired loans and interest income recognized and received on impaired loans during the years ended December 31, 2019 and 2018 was as follows:

	December 31, 2019
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$181	$—	$—
Secured by 1-4 family residential properties	1,021	48	48
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	645	29	29
Other	—	—	—
Commercial and industrial	991	7	7
Consumer	38	2	2
Total	$2,876	$86	$86

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2018
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$70	$8	$8
Secured by 1-4 family residential properties	794	16	16
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	523	34	35
Other	1	—	—
Commercial and industrial	57	4	5
Consumer	15	3	3
Total	$1,460	$65	$67

Loans on which the accrual of interest has been discontinued amounted to $3.7 million and $2.8 million as of December 31, 2019 and 2018, respectively. If interest on those loans had been accrued, there would have been $41 thousand and $44 thousand of interest accrued for the years ended December 31, 2019 and 2018, respectively. Interest income related to these loans for the years ended December 31, 2019 and 2018 was $147 thousand and $27 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were no loans modified with concessions granted during the years ended December 31, 2019 or 2018. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of December 31, 2019 and 2018, the Company had $16 thousand and $65 thousand, respectively, of non-accruing loans that were previously restructured and that remained on non-accrual status. For both of the years ended December 31, 2019 and 2018, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides, as of December 31, 2019 and 2018, the number of loans remaining in each loan category that the Bank had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	December 31, 2019			December 31, 2018
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	1	$107	$62	1	$107	$73
Secured by 1-4 family residential properties	2	59	14	3	318	118
Secured by non-farm, non-residential properties	—	—	—	1	53	34
Commercial loans	2	116	60	2	116	72
Total	5	$282	$136	7	$594	$297

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2019 and 2018, no loans that previously had been modified in a troubled debt restructuring had defaulted subsequent to modification.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $1 thousand and $2 thousand as of December 31, 2019 and 2018, respectively.

6.	OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following tables summarize foreclosed property activity as of December 31, 2019 and 2018:

	December 31, 2019
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$1,401	$104	$1,505
Additions (1)	224	89	313
Sales proceeds	(582)	(82)	(664)

Gross gains	37	2	39
Gross losses	(51)	(26)	(77)
Net gains (losses)	(14)	(24)	(38)
Impairment	—	(38)	(38)
Ending balance	$1,029	$49	$1,078

	December 31, 2018
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$3,527	$265	$3,792
Additions (1)	399	57	456
Sales proceeds	(2,567)	(89)	(2,656)

Gross gains	267	15	282
Gross losses	(46)	(81)	(127)
Net gains (losses)	221	(66)	155
Impairment	(179)	(63)	(242)
Ending balance	$1,401	$104	$1,505

(1)	Additions to OREO include transfers from loans, capitalized improvements to existing OREO properties and OREO acquired through acquisitions.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was $0.1 million and $0.2 million as of December 31, 2019 and 2018, respectively. In addition, the Company held $0.7 million of consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of December 31, 2019 and did not hold any of these loans as of December 31, 2018.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Repossessions

In addition to the other real estate and other assets acquired in foreclosure, the Bank and ALC also acquire assets through the repossession of the underlying collateral of loans in default. Total repossessed assets as of December 31, 2019 and 2018 were $0.3 million and $0.2 million, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $7.4 million of goodwill as a result of its acquisition of TPB in 2018. Goodwill impairment was neither indicated nor recorded during the years ended December 31, 2019 or 2018.

Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill totaled $7.4 million as of both December 31, 2019 and 2018.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $2.0 million were recorded during 2018 as part of the TPB acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) as of December 31, 2019 were as follows:

December 31, 2019
(Dollars in Thousands)
Goodwill	$7,435
Core deposit intangible:
Gross carrying amount	2,048
Accumulated amortization	(658)
Core deposit intangible, net	1,390
Total	$8,825

The Company’s estimated remaining amortization expense on intangibles as of December 31, 2019 is as follows:

Amortization Expense
(Dollars in Thousands)
2020	415
2021	341
2022	268
2023	195
2024	122
2025	49
Total	$1,390

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	PREMISES AND EQUIPMENT

Premises and equipment and applicable depreciable lives are summarized as follows:

	December 31,
	2019	2018
	(Dollars in Thousands)
Land	$6,407	$6,407
Premises (40 years)	28,387	25,855
Furniture, fixtures and equipment (3-7 years)	16,942	16,043
Total	51,736	48,305
Less accumulated depreciation	(22,570)	(21,437)
	29,166	26,868
Construction in progress	50	775
Total	$29,216	$27,643

Depreciation expense of $1.6 million and $1.5 million was recorded in 2019 and 2018, respectively.

9.	DEPOSITS

As of December 31, 2019, the scheduled maturities of the Bank’s time deposits were as follows:

(Dollars in Thousands)
2020	$178,801
2021	39,118
2022	14,226
2023	8,054
2024	5,880
Total	$246,079

Total time deposits greater than $250 thousand totaled $48.2 million and $70.7 million as of December 31, 2019 and 2018, respectively. In addition, the Company held brokered certificates of deposit totaling $7.4 million and $33.3 million as of December 31, 2019 and 2018, respectively, that were included in total deposits. Deposits from related parties held by the Company amounted to $5.2 million and $4.9 million at December 31, 2019 and 2018, respectively.

10.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, and short-term FHLB advances with original maturities of one year or less. Short-term borrowings totaled $10.0 million and $0.5 million as of December 31, 2019 and December 31, 2018, respectively.

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both December 31, 2019 and 2018, there were no federal funds purchased outstanding. The Bank had $61.7 million and $72.2 million in available unused lines of credit with correspondent banks and the Federal Reserve as of December 31, 2019 and 2018, respectively.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of December 31, 2019 and 2018 totaled $25 thousand and $0.5 million, respectively.

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of December 31, 2019, the Bank had $10.0 million in outstanding FHLB advances with original maturities of less than one year. As of December 31, 2018, the Bank did not have any outstanding FHLB advances with original maturities of less than one year.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both December 31, 2019 and 2018, the Company did not have any long-term FHLB advances outstanding.

The following summarizes information concerning long-term FHLB advances and other borrowings:

	2019	2018
	(Dollars in Thousands)
Balance at year-end	$—	$—
Average balance during the year	$—	$5,288
Maximum month-end balance during the year	$—	$10,000
Average rate paid during the year	N/A	1.90%
Weighted average remaining maturity (in years)	N/A	N/A

Assets pledged (including loans and investment securities) associated with FHLB advances totaled $34.6 million and $27.0 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Bank had $211.5 million and $282.2 million, respectively, in remaining credit from the FHLB (subject to available collateral).

12.	INCOME TAXES

The consolidated provisions for income taxes for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
	(Dollars in Thousands)
Federal
Current	$(54)	$(157)
Deferred	1,100	859
Total federal	1,046	702
State
Current	166	59
Deferred	34	140
Total state	200	199
Total	$1,246	$901

The consolidated tax expense differed from the amount computed by applying the Company’s federal statutory income tax rate of 21.0% in 2019 and 2018 as described in the following table:

	2019	2018
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$1,220	$712
Increase (decrease) resulting from:
Tax-exempt interest	(95)	(119)
Bank-owned life insurance	(65)	(66)
State income tax expense, net of federal income taxes	229	137
Other	(43)	237
Total	$1,246	$901

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2019 and 2018 are presented below:

	2019	2018
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,354	$1,228
Deferred compensation	1,040	1,064
Deferred commissions and fees	337	308
Impairment of other real estate owned	52	99
Federal net operating loss carryforwards	655	1,549
State net operating loss carryforwards	270	280
Federal alternative minimum tax and general business credits carryforwards	107	167
Unrealized loss on securities available-for-sale	71	797
Unrealized loss on cash flow hedges	1	—
Other	630	621
Total gross deferred tax assets	4,517	6,113
Deferred tax liabilities:
Premises and equipment	1,205	888
Core deposit intangible	347	463
Limited partnerships	135	122
Other	79	31
Total gross deferred tax liabilities	1,766	1,504
Net deferred tax asset, included in other assets	$2,751	$4,609

As of December 31, 2019 and 2018, respectively, the Company had federal net operating loss carryforwards of $3.1 million and $7.4 million, and the Company had state net operating loss carryforwards of $5.9 million and $8.4 million for the same respective periods. In addition, as of December 31, 2019 and 2018, the Company had federal tax credit carryforwards of $0.1 million and $0.2 million, respectively. The federal and state net operating loss and federal tax credit carryforwards can be used to offset income in future periods and reduce income taxes payable in those future periods. The majority of these carryforwards will not begin to expire until 2032.

The Company files a consolidated income tax return with the federal government and the States of Alabama and Tennessee. ALC files several state income tax returns, with the majority of its non-Alabama income being apportioned to Mississippi. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the states in which it filed for the years ended December 31, 2014 through 2019.

As of December 31, 2019, the Company had no unrecognized tax benefits related to federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2019. As of December 31, 2019, the Company had accrued no interest and no penalties related to uncertain tax positions.

13.	EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allows participants to defer a portion of their compensation on a pre-tax basis, subject to the statutory annual contribution limit. For 2019 and 2018, the Company made “safe harbor” contributions on behalf of participants in the form of a match that was equal to 100% of each participant’s elective deferrals, up to a maximum of 4% of the participant’s eligible compensation. The 401(k) Plan also allows the Company to make discretionary matching contributions on behalf of participants equal to 2% of each participant’s elective deferrals. No discretionary match was made in 2019 or 2018. The Company’s matching contributions to the 401(k) Plan totaled $0.5 million in both 2019 and 2018.

Participants can elect to invest up to 20% of incoming contributions (measured at the time of investment) in the 401(k) Plan in the form of Company stock. The 401(k) Plan held 221,357 and 240,402 shares of Company stock as of December 31, 2019 and 2018, respectively. These shares are allocated to participants in the 401(k) Plan and, accordingly, are included in the earnings per share calculations.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	DEFERRED COMPENSATION PLANS

The Company has entered into supplemental retirement compensation benefits agreements with certain directors and executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.2 million and $3.4 million as of December 31, 2019 and 2018, respectively.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of December 31, 2019 and 2018, a total of 124,392 and 116,766 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity surplus. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

15.	STOCK AWARDS

In accordance with the Company’s 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Stock-based compensation expense related to stock awards totaled $0.3 million for each of the years ended December 31, 2019 and 2018.

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

	2019	2018
Risk-free interest rate	2.59%	2.77%
Expected term (in years)	7.5	7.5
Expected stock price volatility	30.9%	28.3%
Dividend yield	1.25%	1.50%
Fair value of stock option	$3.30	$3.51

The following table summarizes the Company’s stock option activity for the periods presented.

	December 31, 2019		December 31, 2018
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of year	377,950	$9.80	318,000	$9.43
Granted	68,150	9.99	62,150	11.71
Exercised	7,000	8.30	500	8.12
Forfeited	26,300	11.96	1,700	11.15
Options outstanding, end of year	412,800	$9.72	377,950	$9.80
Options exercisable, end of year	298,467	$9.16	249,467	$8.72

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was approximately $0.9 million as of December 31, 2019 and zero as of December 31, 2018.

Restricted Stock

During the years ended December 31, 2019 and 2018, respectively, 5,520 shares and 11,870 shares of restricted stock were granted. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

16.	SHAREHOLDERS’ EQUITY

Dividends are paid at the discretion of the Company’s Board of Directors, based on the Company’s operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are the Company’s primary source of funds for the payment of dividends to shareholders. In addition, federal and state regulatory agencies have the authority to prevent the Company from paying a dividend to shareholders. During the year ended December 31, 2019, the Company declared dividends of $0.6 million, or $0.09 per share. During the year ended December 31, 2018, the Company declared dividends of $0.5 million, or $0.08 per share.

Regulatory Capital

As of January 1, 2015, the Bank was subject to revised capital requirements as described in the section captioned “Supervision and Regulation – Capital Adequacy” included in Part I, Item I of this report. Under the revised requirements, the Bank is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Bank and Bancshares, and could impact Bancshares’ ability to pay dividends. Effective January 1, 2019, the Bank’s minimum risk-based capital requirements include the year four fully implemented capital conservation buffer of 2.50%. Effective January 1, 2018, the Bank’s minimum risk-based capital requirements include the year three phased-in capital conservation buffer of 1.875%. As of December 31, 2019, the Bank exceeded all applicable minimum capital standards. In addition, the Bank met applicable regulatory guidelines to be considered well-capitalized as of December 31, 2019. To be categorized in this manner, the Bank maintained common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the table below. In addition, the Bank was not subject to any written agreement, order, capital directive or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific level for any capital measures.

The following table provides the Bank’s actual regulatory capital amounts and ratios under regulatory capital standards in effect (Basel III) at December 31, 2019 and December 31, 2018:

	2019
	Actual Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	$74,375	12.78%	7.000%	6.50%
Tier 1 capital (to risk-weighted assets)	74,375	12.78%	8.500%	8.00%
Total capital (to risk-weighted assets)	80,137	13.77%	10.500%	10.00%
Tier 1 leverage (to average assets)	74,375	9.61%	4.00%	5.00%

	2018
	Actual Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	$70,177	12.62%	6.375%	6.50%
Tier 1 capital (to risk-weighted assets)	70,177	12.62%	7.875%	8.00%
Total capital (to risk-weighted assets)	75,232	13.53%	9.875%	10.00%
Tier 1 leverage (to average assets)	70,177	8.96%	4.00%	5.00%

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

No significant conditions or events have occurred since December 31, 2019 that management believes have affected the Bank’s classification as “well-capitalized.” Because of the size of the Company’s balance sheet, there is currently no requirement for separate reporting of capital amounts and ratios for Bancshares. Accordingly, such amounts and ratios are not included.

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

17.	LEASES

The Bank and ALC are involved in a number of operating leases, primarily for branch locations. Branch leases have remaining lease terms ranging from less than one year to 14 years, some of which include options to extend the leases for up to five years, and some of which include an option to terminate the lease within one year. The Bank leases certain office facilities to third parties and classifies these leases as operating leases.

The following table provides a summary of the components of lease income and expense, as well as the reporting location in the Consolidated Statements of Operations for the years ended December 31, 2019 and 2018:

	Location in the Condensed	Year Ended
	Consolidated Statements of Operations	December 31, 2019	December 31, 2018
		(Dollars in Thousands)
Operating lease expense (1)	Net occupancy and equipment	$839	$670
Operating lease income (2)	Other income, net	$845	$124

(1)	Includes short-term lease costs. For the years ended December 31, 2019 and 2018, short-term lease costs were nominal in amount.
(2)	Operating lease income includes rental income from owned properties.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides supplemental lease information for operating leases on the Consolidated Balance Sheet as of December 31, 2019:

	Location in the Condensed
	Consolidated Balance Sheet	December 31, 2019
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$3,543
Operating lease liabilities	Other liabilities	$3,573
Weighted-average remaining lease term (in years)		6.76
Weighted-average discount rate		3.16%

The following table provides supplemental lease information for the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31, 2019	December 31, 2018
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$764	$558

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of December 31, 2019:

Minimum Rental Payments
(Dollars in Thousands)
2020	$711
2021	609
2022	539
2023	453
2024	438
2025 and thereafter	1,276
Total future minimum lease payments	$4,026
Less: Imputed interest	453
Total	$3,573

18.	DERIVATIVE FINANCIAL INSTRUMENTS

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Effective October 1, 2019, the Bank entered into a forward interest rate swap contract on a variable-rate FHLB advance (indexed to one-month LIBOR) with a total notional amount of $10.0 million. The FHLB advance will be renewed on a monthly basis and will remain outstanding until October 1, 2024. The interest rate swap was designated as a derivative instrument in a cash flow hedge with the objective of converting the floating interest payments to a fixed rate throughout the five-year period beginning on October 1, 2019 and ending on October 1, 2024. Under the swap arrangement, the Bank will pay a fixed interest rate of 1.357% and receive a variable interest rate based on one-month LIBOR, or a comparable benchmark interest rate, on the notional amount of $10.0 million, with monthly net settlements.

During the first half of 2018, the Bank held two forward interest rate swap contracts on variable-rate FHLB advances. The swaps were designated as derivative instruments in cash flow hedges with the objective of protecting the quarterly interest rate payments on the FHLB advances from the risk of variability of those payments resulting from changes in interest rates. During the third quarter of 2018, the Bank voluntarily settled both of these forward interest rate swap contracts with the counterparty and concurrently paid down the associated hedged variable-rate FHLB advances. Since the intended forecasted transactions (the variable interest rate payments associated with the FHLB advances) no longer occurred as previously expected, all amounts associated with the fair value of the derivative assets and net after-tax gains recorded in accumulated other comprehensive income were recognized as gains during the year ended December 31, 2018. The amounts recognized as gains totaled approximately $1.0 million on a pre-tax basis and $0.7 million on an after-tax basis. As a result of the settlement of the interest rate swaps, the Bank did not hold any derivative contracts as of December 31, 2018.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

Location in the Condensed Consolidated Balance Sheet in Which the Hedged	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Item is Included	December 31, 2019
	(Dollars in Thousands)
Loans and leases, net of allowance for loan and lease losses (1)	$62,117	$(307)

(1)

These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of December 31, 2019, the amortized cost basis of the closed portfolios used in these hedging relationships was $62.4 million, the cumulative basis adjustments associated with these hedging relationships was $0.3 million, and the amounts of the designated hedged items were $20 million.

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

	2019
	Bank	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$30,921	$17,719	$26	$(5,078)	$43,588
Total interest expense	6,670	5,054	—	(5,078)	6,646
Net interest income	24,251	12,665	26	—	36,942
Provision for loan and lease losses	788	1,926	—	—	2,714
Net interest income after provision	23,463	10,739	26	—	34,228
Total non-interest income	4,559	909	6,039	(6,141)	5,366
Total non-interest expense	23,065	9,599	1,769	(651)	33,782
Income (loss) before income taxes	4,957	2,049	4,296	(5,490)	5,812
Provision for income taxes	977	516	(247)	—	1,246
Net income (loss)	$3,980	$1,533	$4,543	$(5,490)	$4,566
Other significant items:
Total assets	$789,620	$110,374	$90,211	$(201,467)	$788,738
Total investment securities	108,276	—	80	—	108,356
Total loans, net	534,478	106,533	—	(95,768)	545,243
Goodwill and core deposit intangible, net	8,825	—	—	—	8,825
Investment in subsidiaries	—	—	84,186	(84,186)	—
Fixed asset additions	2,948	236	—	—	3,184
Depreciation and amortization expense	1,464	145	—	—	1,609
Total interest income from external customers	25,867	17,719	2	—	43,588
Total interest income from affiliates	5,054	—	24	(5,078)	—

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2018
	Bank	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$24,080	$17,703	$18	$(4,663)	$37,138
Total interest expense	4,367	4,646	—	(4,663)	4,350
Net interest income	19,713	13,057	18	—	32,788
Provision for loan and lease losses	215	2,407	—	—	2,622
Net interest income after provision	19,498	10,650	18	—	30,166
Total non-interest income	4,746	1,081	3,953	(4,170)	5,610
Total non-interest expense	21,859	9,770	1,608	(852)	32,385
Income (loss) before income taxes	2,385	1,961	2,363	(3,318)	3,391
Provision for income taxes	704	430	(233)	—	901
Net income (loss)	$1,681	$1,531	$2,596	$(3,318)	$2,490
Other significant items:
Total assets	$793,530	$103,067	$85,137	$(189,795)	$791,939
Total investment securities	153,871	—	78	—	153,949
Total loans, net	505,546	100,437	—	(91,116)	514,867
Goodwill and core deposit intangible, net	9,312	—	—	—	9,312
Investment in subsidiaries	5	—	79,191	(79,191)	5
Fixed asset additions	1,388	161	—	—	1,549
Depreciation and amortization expense	1,311	144	—	—	1,455
Total interest income from external customers	19,434	17,703	1	—	37,138
Total interest income from affiliates	4,646	—	17	(4,663)	—

20.	OTHER OPERATING INCOME AND EXPENSES

Other operating income for the years 2019 and 2018 consisted of the following:

	2019	2018
	(Dollars in Thousands)
Bank-owned life insurance	$431	$427
Lease income	845	124
Auto Club revenue	220	244
ATM fee income	442	388
Wire transfer fees	50	38
Other income	434	255
Total	$2,422	$1,476

Other operating expenses for the years 2019 and 2018 consisted of the following:

	2019	2018
	(Dollars in Thousands)
Postage, stationery and supplies	$873	$829
Telephone/data communication	867	811
Advertising and marketing	196	188
Travel and business development	404	327
Collection and recoveries	125	176
Other services	310	492
Insurance expense	586	559
FDIC insurance and state assessments	204	331
Gain or loss on sale of fixed assets	408	391
Core deposit intangible amortization	488	171
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	76	87
Carrying costs	109	135
Total other real estate/foreclosure expense	185	222
Other expense	1,853	1,468
Total	$6,499	$5,965

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2019 and 2018, there were no credit losses associated with derivative contracts.

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

	December 31,
	2019	2018
	(Dollars in Thousands)
Standby letters of credit	$180	$180
Standby performance letters of credit	$647	$704
Commitments to extend credit	$96,967	$85,972

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of December 31, 2019 and 2018, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates accrued liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies’ incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million and $0.1 million as of December 31, 2019 and 2018, respectively. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

22.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the years ended December 31, 2019 or 2018.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents assets measured at fair value on a recurring basis as of December 31, 2019 and 2018. There were no liabilities measured at fair value on a recurring basis for either period presented.

	Fair Value Measurements as of December 31, 2019 Using
	Totals At December 31, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$46,345	$—	$46,345	$—
Commercial	43,373	—	43,373	—
Obligations of states and political subdivisions	4,218	—	4,218	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	301	—	301	—

	Fair Value Measurements as of December 31, 2018 Using
	Totals At December 31, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$72,455	$—	$72,455	$—
Commercial	54,289	—	54,289	—
Obligations of states and political subdivisions	5,664	—	5,664	—
U.S. Treasury securities	79	—	79	—

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

The following table presents the balances of impaired loans, OREO and assets held-for-sale measured at fair value on a non-recurring basis as of December 31, 2019 and 2018:

	Fair Value Measurements as of December 31, 2019 Using
	Totals At December 31, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$29	$—	$—	$29
OREO	1,078	—	—	1,078
Assets held-for-sale	198	—	—	198

	Fair Value Measurements as of December 31, 2018 Using
	Totals At December 31, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$665	$—	$—	$665
OREO	1,505	—	—	1,505
Assets held-for-sale	198	—	—	198

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2019. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of December 31, 2019 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value as of December 31, 2019	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Impaired loans	$29	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%	—	10%	(9.5)%
OREO	$1,078	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%	—	10%	(9.5)%
Assets held-for-sale	$198	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%	—	10%	(9.5)%

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2019 and 2018 were as follows:

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$57,030	$57,030	$57,030	$—	$—
Investment securities available-for-sale	94,016	94,016	—	94,016	—
Investment securities held-to-maturity	14,340	14,306	—	14,306	—
Federal funds sold	10,080	10,080	—	10,080	—
Federal Home Loan Bank stock	1,137	1,137	—	—	1,137
Loans, net of allowance for loan losses	545,243	559,911	—	—	559,911
Other assets – derivatives	301	301	—	301	—
Liabilities:
Deposits	683,662	682,828	—	682,828	—
Short-term borrowings	10,025	10,025	—	10,025	—

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$49,599	$49,599	$49,599	$—	$—
Investment securities available-for-sale	132,487	132,487	—	132,487	—
Investment securities held-to-maturity	21,462	20,852	—	20,852	—
Federal funds sold	8,354	8,354	—	8,354	—
Federal Home Loan Bank stock	703	703	—	—	703
Loans, net of allowance for loan losses	514,867	516,420	—	—	516,420
Liabilities:
Deposits	704,725	702,832	—	702,832	—
Short-term borrowings	527	527	—	527	—

23.	FIRST US BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Balance Sheets

	Year Ended December 31,
	2019	2018
	(Dollars in Thousands)
Assets:
Cash on deposit	$476	$265
Investment in subsidiaries	84,186	79,097
Other assets	246	326
Total assets	$84,908	$79,688
Liabilities:
Other liabilities	$160	$251
Shareholders’ equity	84,748	79,437
Total liabilities and shareholders’ equity	$84,908	$79,688

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Operations

	Year Ended December 31,
	2019	2018
	(Dollars in Thousands)
Income:
Dividend income, First US Bank	$3,104	$976
Total income	$3,104	$976
Expense	924	831
Gain before equity in undistributed income of subsidiaries	$2,180	$145
Equity in undistributed income of subsidiaries	2,386	2,345
Net income	$4,566	$2,490

Statements of Cash Flows

	Year Ended December 31,
	2019	2018
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$4,566	$2,490
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of undistributed income of subsidiaries	(2,385)	(2,345)
Change in other assets and liabilities	69	256
Net cash provided by operating activities	2,250	401
Cash flows from investing activities:
Cash paid for acquisition	—	(22,099)
Net cash used in investing activities	—	(22,099)
Cash flows from financing activities:
Dividends paid	(561)	(495)
Dividends received	—	22,099
Treasury stock repurchases	(1,478)	—
Net cash (used in) provided by financing activities	(2,039)	21,604
Net increase (decrease) in cash	211	(94)
Cash at beginning of year	265	359
Cash at end of year	$476	$265

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

24.	QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,
	2019				2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands)
Interest income	$10,825	$11,027	$10,923	$10,813	$11,177	$9,452	$8,390	$8,119
Interest expense	1,636	1,680	1,690	1,640	1,533	1,124	888	805
Net interest income	9,189	9,347	9,233	9,173	9,644	8,328	7,502	7,314
Provision for loan and lease losses	716	883	715	400	473	789	702	658
Net interest income after provision for loan and lease losses	8,473	8,464	8,518	8,773	9,171	7,539	6,800	6,656
Non-interest:
Income	1,396	1,414	1,291	1,265	1,226	2,112	1,132	1,140
Expense	8,279	8,546	8,504	8,453	8,450	9,142	7,492	7,301
Income before income taxes	1,590	1,332	1,305	1,585	1,947	509	440	495
Provision for income taxes	381	214	300	351	470	269	81	81
Net income after taxes	$1,209	$1,118	$1,005	$1,234	$1,477	$240	$359	$414

Earnings per common share:
Basic earnings	$0.19	$0.17	$0.16	$0.19	$0.23	$0.04	$0.06	$0.07
Diluted earnings	$0.18	$0.16	$0.15	$0.18	$0.22	$0.03	$0.06	$0.06

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2019, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of December 31, 2019, that Bancshares’ disclosure controls and procedures are effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified.

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes, as of December 31, 2019, the securities that were authorized for issuance under the First US Bancshares, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) and Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The 2013 Incentive Plan provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards and performance compensation awards to our employees, consultants and directors and was approved by Bancshares’ shareholders in 2013. The Deferral Plan permits non-employee directors to defer their directors’ fees and receive the adjusted value of the deferred amounts in cash and/or in Bancshares’ common stock and was approved by Bancshares’ shareholders in 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance (excluding securities reflected in column(a)) (2)
	(a)	(b)		(c)
Equity compensation plans approved by shareholders	566,508	$9.75	(3)	551,438
Equity compensation plans not approved by shareholders	—	—		—
Total	566,508	$9.75	(3)	551,438

(1)	Includes shares to be issued under the 2013 Incentive Plan and the Deferral Plan.
(2)	Does not include shares reserved for future issuance under the Deferral Plan. Includes shares available for issuance pursuant to future awards under the 2013 Incentive Plan.
(3)	Does not include amounts deferred pursuant to the Deferral Plan, as there is no exercise price associated with these deferred amounts.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report

(1)   Financial Statements.

The consolidated financial statements of Bancshares and its subsidiaries, included herein in Item 8, are as follows:

●	Management’s Annual Report on Internal Control over Financial Reporting;
●	Report of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC;
●	Consolidated Balance Sheets – December 31, 2019 and 2018;
●	Consolidated Statements of Operations – Years Ended December 31, 2019 and 2018;
●	Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2019 and 2018;
●	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2019 and 2018;
●	Consolidated Statements of Cash Flows – Years Ended December 31, 2019 and 2018; and
●	Notes to Consolidated Financial Statements – Years Ended December 31, 2019 and 2018.

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

3.2	Bylaws of First US Bancshares, Inc., effective as of October 11, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016)

4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act

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

10.6	Change in Control Agreement dated February 26, 2020, by and among First US Bancshares, Inc., First US Bank and Eric H. Mabowitz*

10.7

Form of Director Indemnification Agreement between United Security Bancshares, Inc. and its directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on October 30, 2009)*

10.8	First US Bancshares, Inc. 2013 Incentive Plan, as amended on May 2, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on May 10, 2019)*

10.9

Form of Nonqualified Stock Option Agreement (Employees – Three-Year Vesting – 2016 Grants) (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 11, 2016)*

10.10

Form of Nonqualified Stock Option Agreement (Employees – Three-Year Vesting – 2017, 2018 and 2019 Grants) (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2018)*

10.11

Form of Restricted Stock Award Agreement (Five-Year Vesting) under the United Security Bancshares, Inc. 2013 Incentive Plan (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

10.12	Form of Nonqualified Stock Option Agreement (Employees – Three-Year Vesting) – 2020 Grants

10.13	Form of Restricted Stock Award Agreement (Employees – Three-Year Vesting) – 2020 Grants

10.14	Form of Restricted Stock Award Agreement (Non-Employee Directors – One-Year Vesting) – 2020 Grants

Exhibit No.	Description

10.15

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

10.24	First US Bancshares, Inc. 2020 Cash Incentive Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File. No. 000-14549), filed on March 3, 2020)*

10.25

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

#

Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. First US Bancshares, Inc. agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of March, 2020.

FIRST US BANCSHARES, INC.

By:	/s/ James F. House
James F. House
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James F. House	President, Chief Executive Officer and Director	March 18, 2020
James F. House	(Principal Executive Officer)

/s/ Thomas S. Elley	Vice President, Treasurer, Assistant Secretary, Chief Financial Officer and Principal Accounting Officer	March 18, 2020
Thomas S. Elley	(Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew C. Bearden, Jr.	Director	March 18, 2020
Andrew C. Bearden, Jr.

/s/ Robert Stephen Briggs	Director	March 18, 2020
Robert Stephen Briggs

/s/ Sheri S. Cook	Director	March 18, 2020
Sheri S. Cook

/s/ John C. Gordon	Director	March 18, 2020
John C. Gordon

/s/ David P. Hale	Director	March 18, 2020
David P. Hale

/s/ William G. Harrison	Director	March 18, 2020
William G. Harrison

/s/ J. Lee McPhearson	Director	March 18, 2020
J. Lee McPhearson

/s/ Jack W. Meigs	Director	March 18, 2020
Jack W. Meigs

/s/ Aubrey S. Miller	Director	March 18, 2020
Aubrey S. Miller

/s/ Donna D. Smith	Director	March 18, 2020
Donna D. Smith

/s/ Howard M. Whitted	Director	March 18, 2020
Howard M. Whitted

/s/ Bruce N. Wilson	Director	March 18, 2020
Bruce N. Wilson