Form 10-Q
period 2020-03-31
FIRST US BANCSHARES INC
filed 2020-05-14
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2020
Common Stock, $0.01 par value	6,143,286 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations, performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in Part I, Item 1A of the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Specifically, with respect to statements relating to the sufficiency of the allowance for loan and lease losses, loan demand, cash flows, growth and earnings potential, expansion and the Company’s positioning to handle the challenges presented by the novel coronavirus (COVID-19), these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas; market conditions and investment returns; changes in interest rates; the impact of the COVID-19 pandemic on our business, our customers, the communities that we serve and the United States economy, including the impact of actions taken by governmental authorities to try to contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security (CARES) Act) and the resulting effect on our operations, liquidity and capital position and on the financial condition of our borrowers and other customers; the pending discontinuation of LIBOR as an interest rate benchmark; the availability of quality loans in the Company’s service areas; the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets; collateral values; and cybersecurity threats. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and due from banks	$13,219	$11,939
Interest-bearing deposits in banks	42,902	45,091
Total cash and cash equivalents	56,121	57,030
Federal funds sold	15,080	10,080
Investment securities available-for-sale, at fair value	96,541	94,016
Investment securities held-to-maturity, at amortized cost	13,538	14,340
Federal Home Loan Bank stock, at cost	1,135	1,137
Loans, net of allowance for loan and lease losses of $5,954 and $5,762, respectively	539,685	545,243
Premises and equipment, net of accumulated depreciation of $22,900 and $22,570, respectively	29,071	29,216
Cash surrender value of bank-owned life insurance	15,622	15,546
Accrued interest receivable	2,391	2,488
Goodwill and core deposit intangible, net	8,715	8,825
Other real estate owned	1,054	1,078
Other assets	9,612	9,739
Total assets	$788,565	$788,738
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$116,190	$112,729
Interest-bearing	566,405	570,933
Total deposits	682,595	683,662
Accrued interest expense	487	537
Other liabilities	10,999	9,766
Short-term borrowings	10,152	10,025
Total liabilities	704,233	703,990
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,592,251 and 7,568,053 shares issued, respectively; 6,143,286 and 6,157,692 shares outstanding, respectively	75	75
Surplus	13,904	13,814
Accumulated other comprehensive loss, net of tax	(763)	(46)
Retained earnings	93,418	92,755
Less treasury stock: 1,448,965 and 1,410,361 shares at cost, respectively	(22,302)	(21,850)
Total shareholders’ equity	84,332	84,748
Total liabilities and shareholders’ equity	$788,565	$788,738

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
Interest income:
Interest and fees on loans	$9,639	$9,673
Interest on investment securities	758	1,140
Total interest income	10,397	10,813
Interest expense:
Interest on deposits	1,475	1,640
Interest on borrowings	36	—
Total interest expense	1,511	1,640
Net interest income	8,886	9,173
Provision for loan and lease losses	580	400
Net interest income after provision for loan and lease losses	8,306	8,773
Non-interest income:
Service and other charges on deposit accounts	434	460
Credit insurance income	153	143
Net gain on sales and prepayments of investment securities	—	13
Mortgage fees from secondary market	127	103
Lease income	212	209
Other income, net	371	337
Total non-interest income	1,297	1,265
Non-interest expense:
Salaries and employee benefits	5,136	4,988
Net occupancy and equipment	1,001	1,089
Computer services	417	351
Fees for professional services	278	242
Other expense	1,662	1,783
Total non-interest expense	8,494	8,453

Income before income taxes	1,109	1,585
Provision for income taxes	262	351
Net income	$847	$1,234
Basic net income per share	$0.13	$0.19
Diluted net income per share	$0.13	$0.18
Dividends per share	$0.03	$0.02

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
Net income	$847	$1,234
Other comprehensive income (loss):
Unrealized holding gains on securities available-for-sale arising during period, net of tax expense of $207 and $284, respectively	622	851
Reclassification adjustment for net gains on securities available-for -sale realized in net income, net of tax of $0 and $3, respectively	—	(10)
Unrealized holding losses arising during the period on effective cash flow hedge derivatives, net of tax benefit of $447 and $0, respectively	(1,339)	—
Other comprehensive income (loss)	(717)	841
Total comprehensive income	$130	$2,075

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the three months ended March 31, 2020 and 2019 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Non- controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2019	6,298,062	$75	$13,496	$(2,377)	$88,668	$(20,414)	$(11)	$79,437
Net income	—	—	—	—	1,234	—	—	1,234
Net change in fair value of securities available-for-sale, net of tax	—	—	—	841	—	—	—	841
Dividends declared: $.02 per share	—	—	—	—	(126)	—	—	(126)
Impact of stock-based compensation plans, net	5,520	—	93	—	—	—	—	93
Discontinuation of partnership consolidation	—	—	—	—	83	—	11	94
Balance, March 31, 2019	6,303,582	$75	$13,589	$(1,536)	$89,859	$(20,414)	$—	$81,573

Balance, January 1, 2020	6,157,692	$75	$13,814	$(46)	$92,755	$(21,850)	$—	$84,748
Net income	—	—	—	—	847	—	—	847
Net change in fair value of securities available-for-sale, net of tax	—	—	—	622	—	—	—	622
Net change in fair value of derivative instruments, net of tax	—	—	—	(1,339)	—	—	—	(1,339)
Dividends declared: $.03 per share	—	—	—	—	(184)	—	—	(184)
Impact of stock-based compensation plans, net	24,198	—	90	—	—	—	—	90
Treasury stock repurchases	(38,604)	—	—	—	—	(452)	—	(452)
Balance, March 31, 2020	6,143,286	$75	$13,904	$(763)	$93,418	$(22,302)	$—	$84,332

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net income	$847	$1,234
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	399	400
Provision for loan and lease losses	580	400
Deferred income tax provision	266	344
Net gain on sale and prepayment of investment securities	—	(13)
Stock-based compensation expense	90	93
Net amortization of securities	96	153
Amortization of intangible assets	110	128
Net loss on premises and equipment and other real estate	171	114
Changes in assets and liabilities:
Decrease in accrued interest receivable	97	330
Increase in other assets	(299)	(4,252)
Increase (decrease) in accrued interest expense	(50)	69
Increase (decrease) in other liabilities	(1,308)	3,081
Net cash provided by operating activities	999	2,081
Cash flows from investing activities:
Net increase in federal funds sold	(5,000)	(6,726)
Purchases of investment securities, available-for-sale	(9,142)	(2,560)
Proceeds from maturities and prepayments of investment securities, available-for-sale	7,365	8,864
Proceeds from maturities and prepayments of investment securities, held-to-maturity	787	602
Net (increase) decrease in Federal Home Loan Bank stock	2	(10)
Proceeds from the sale of premises and equipment and other real estate	190	464
Net decrease in loans	5,699	11,440
Purchases of premises and equipment	(233)	(1,691)
Net cash (used in) provided by investing activities	(332)	10,383
Cash flows from financing activities:
Net decrease in deposits	(1,067)	(1,364)
Net increase (decrease) in short-term borrowings	127	(527)
Treasury stock repurchases	(452)	—
Dividends paid	(184)	(126)
Net cash used in financing activities	(1,576)	(2,017)
Net (decrease) increase in cash and cash equivalents	(909)	10,447
Cash and cash equivalents, beginning of period	57,030	49,599
Cash and cash equivalents, end of period	$56,121	$60,046
Supplemental disclosures:
Cash paid for:
Interest	$1,561	$1,571
Income taxes	147	151
Non-cash transactions:
Assets acquired in settlement of loans	335	267

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

The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2020. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2019.

Risks and Uncertainties

During the first quarter of 2020, an outbreak of a novel strain of coronavirus (COVID-19), which was originally identified in Wuhan, China, spread to a number of countries around the world, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in the Company’s markets. In response to the pandemic, the governments of the states in which both the Bank and ALC have retail offices and lending operations have taken preventive or protective actions, including imposing restrictions on business operations and travel, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been determined to be non-essential.

The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity and other economic activities have had, are currently having, and may for some time continue to have a destabilizing effect on financial markets and economic activity. The extent of the impact of COVID-19 on the Company’s operational and financial performance is currently uncertain, cannot be predicted and will depend on certain developments, including, among others, the duration and spread of COVID-19, its impact on our customers, employees and vendors, and the continued governmental, regulatory and private sector responses, which may be precautionary, to the coronavirus.

The Company’s business, financial condition and results of operations generally rely upon the ability of the Company’s borrowers to repay their loans, the value of collateral underlying those loans, and demand for loans and other products and services that the Company offers, which are highly dependent on the business environment in the Company’s primary markets and the United States economy as a whole.

In light of the changing economic outlook as a result of COVID-19, as well as other factors, in March 2020, the 10-year Treasury yield was reduced to historic lows, and the equity markets were significantly impacted. In response, the Federal Reserve reduced the target federal funds rate by 50 basis points on March 3, 2020, and then by an additional 100 basis points on March 15, 2020. These reductions in interest rates and other economic uncertainties that have arisen as a result primarily of the COVID-19 pandemic are likely to negatively impact net interest income, provisions for loan losses and noninterest income. Additional negative financial impacts could occur; however, the ultimate potential impact is not known at this time.

2.	BASIS OF PRESENTATION

Summary of Significant Accounting Policies

Certain significant accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2019.

Reclassification

Certain disclosures in the notes to the prior period consolidated financial statements have been reclassified to conform to the 2020 presentation. These reclassifications had no effect on the Company’s results of operations, financial position or net cash flow.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding (basic shares). Included in basic shares are certain shares that have been accrued as of the balance sheet date as deferred compensation for members of Bancshares’ Board of Directors, as well as shares of restricted stock that have been granted pursuant to Bancshares’ 2013 Incentive Plan (as amended, the “2013 Incentive Plan”) previously approved by Bancshares’ shareholders. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period (dilutive shares). The dilutive shares consist of nonqualified stock option grants issued to employees and members of Bancshares’ Board of Directors pursuant to the 2013 Incentive Plan. The following table reflects weighted average shares used to calculate basic and diluted net income per share for the periods presented.

	Three Months Ended
	March 31,
	2020	2019
Basic shares	6,280,593	6,418,242
Dilutive shares	422,000	444,101
Diluted shares	6,702,593	6,862,343

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in Thousands, Except Per Share Data)
Net income	$847	$1,234
Basic net income per share	$0.13	$0.19
Diluted net income per share	$0.13	$0.18

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

Accounting Policies Recently Adopted

Accounting Standards Update (“ASU”) 2018-15, “Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force).” Issued in August 2018, ASU 2018-15 aims to reduce complexity in the accounting for costs of implementing a cloud computing service arrangement. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments of ASU 2018-15 require an entity to follow the guidance in FASB Accounting Standards Codification (“ASC”) Subtopic 350-40, “Intangibles-Goodwill and Other – Internal-Use Software,” in order to determine which implementation costs to capitalize as assets related to the service contract and which costs to expense. The amendments of ASU 2018-15 also require an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement (i.e., the noncancelable period of the arrangement plus periods covered by (1) an option to extend the arrangement if the entity is reasonably certain to exercise that option, (2) an option to terminate the arrangement if the entity is reasonably certain not to exercise the option and (3) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor). ASU 2018-15 also requires an entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement, and to classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. ASU 2018-15 became effective for the Company on January 1, 2020. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.

ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” Issued in August 2018, the amendments in this ASU remove disclosure requirements in ASC Topic 820 related to (1) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. The ASU also modifies disclosure requirements such that (1) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date that restrictions from redemption might lapse, only if the investee has communicated the timing to the entity or announced the timing publicly, and (2) it is clear that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Additionally, this ASU adds disclosure requirements for public entities about (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 became effective for the Company on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

Pending Accounting Pronouncements

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”  Issued in March 2020, ASU 2020-04 seeks to provide guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. ASU 2020-04 was issued in response to concerns about the structural risks of interbank offered rates, and specifically, the risk that the London Interbank Offer Rate (LIBOR) will no longer be used. Regulators have begun reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. ASU 2020-04 provides temporary optional expedients to GAAP guidance on contract modifications, hedge accounting, and other transactions that reference LIBOR or another reference rate expected to be discontinued. As the guidance in ASU 2020-04 is intended to assist entities during the global market-wide reference rate transition period, it is in effect for a limited time, from March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the potential discontinuance of LIBOR, and a determination cannot be made at this time as to the impact that the amendments of ASU 2020-04 or the reference rate reform will have on the Company’s consolidated financial statements.

ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” Issued in December 2019, ASU 2019-12 seeks to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company intends to adopt the amendments in ASU 2019-12 on January 1, 2021. Adoption of ASU 2019-12 is not expected to have a material impact on the Company’s consolidated financial statements.

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

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of March 31, 2020 and December 31, 2019 were as follows:

	Available-for-Sale
	March 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$42,525	$589	$(12)	$43,102
Commercial	48,624	379	(263)	48,740
Obligations of states and political subdivisions	3,872	80	—	3,952
Corporate notes	666	—	—	666
U.S. Treasury securities	81	—	—	81
Total	$95,768	$1,048	$(275)	$96,541

	Held-to-Maturity
	March 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$8,158	$89	$—	$8,247
Obligations of U.S. government-sponsored agencies	4,309	34	—	4,343
Obligations of states and political subdivisions	1,071	—	(16)	1,055
Total	$13,538	$123	$(16)	$13,645

	Available-for-Sale
	December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$46,182	$372	$(209)	$46,345
Commercial	43,686	73	(386)	43,373
Obligations of states and political subdivisions	4,123	95	—	4,218
U.S. Treasury securities	80	—	—	80
Total	$94,071	$540	$(595)	$94,016

	Held-to-Maturity
	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$8,923	$2	$(46)	$8,879
Obligations of U.S. government-sponsored agencies	4,324	5	(10)	4,319
Obligations of states and political subdivisions	1,093	15	—	1,108
Total	$14,340	$22	$(56)	$14,306

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of March 31, 2020 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$1,601	$1,621	$40	$40
Maturing after one to five years	15,561	15,706	766	750
Maturing after five to ten years	43,163	43,770	6,852	6,891
Maturing after ten years	35,443	35,444	5,880	5,964
Total	$95,768	$96,541	$13,538	$13,645

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following tables reflect gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2020 and December 31, 2019.

	Available-for-Sale
	March 31, 2020
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$576	$(2)	$4,865	$(10)
Commercial	7,066	—	4,701	(263)
Corporate notes	666	—	—	—
U.S. Treasury securities	80	—	—	—
Total	$8,388	$(2)	$9,566	$(273)

	Held-to-Maturity
	March 31, 2020
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of states and political subdivisions	750	(16)	—	—
Total	$750	$(16)	$—	$—

	Available-for-Sale
	December 31, 2019
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$17,340	$(66)	$10,094	$(143)
Commercial	3,794	(25)	29,754	(361)
U.S. Treasury securities	80	—	—	—
Total	$21,214	$(91)	$39,848	$(504)

	Held-to-Maturity
	December 31, 2019
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$685	$—	$6,405	$(46)
Obligations of U.S. government-sponsored agencies	846	(4)	2,994	(6)
Total	$1,531	$(4)	$9,399	$(52)

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

As of March 31, 2020, 18 debt securities had been in a loss position for more than 12 months, and 14 debt securities had been in a loss position for less than 12 months. As of December 31, 2019, 69 debt securities had been in a loss position for more than 12 months, and 35 debt securities had been in a loss position for less than 12 months. As of both March 31, 2020 and December 31, 2019, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. There was a substantial decrease in interest rates during the first quarter of 2020, including a 150-basis point reduction in the federal funds rate in March 2020. This resulted in significant increases in the fair value of debt securities and a corresponding decline in the number of securities in a loss position as of March 31, 2020 compared to December 31, 2019. Most of the securities in an unrealized loss position as of both March 31, 2020 and December 31, 2019 were residential or commercial mortgage-backed securities that are either direct obligations of the U.S. government or government-sponsored entities and, accordingly, have little associated credit risk. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of March 31, 2020 or December 31, 2019.

Investment securities with a carrying value of $62.2 million and $51.7 million as of March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and for other purposes.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Portfolio Segments

The Company has divided the loan portfolio into eight portfolio segments, each with different risk characteristics described as follows:

Construction, land development and other land loans – Commercial construction, land and land development loans include the development of residential housing projects, loans for the development of commercial and industrial use property, loans for the purchase and improvement of raw land and loans primarily for agricultural production that are secured by farmland. These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrowing entity.

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

Direct consumer – This portfolio segment includes a variety of secured and unsecured personal loans, including automobile loans, loans for household and personal purposes and all other direct consumer installment loans.

Branch retail – This portfolio segment includes loans secured by collateral purchased by consumers at retail stores with whom ALC has an established relationship through its branch network to provide financing for the retail products sold if applicable underwriting standards are met. The collateral securing these loans generally includes personal property items such as furniture, ATVs and home appliances.

Indirect sales – This portfolio segment includes loans secured by collateral purchased by consumers at retail stores with whom the Company has an established relationship to provide financing for the retail products sold if applicable underwriting standards are met. The collateral securing these loans generally includes recreational vehicles, campers, boats and horse trailers.

As of March 31, 2020 and December 31, 2019, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	March 31, 2020
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$31,927	$—	$31,927
Secured by 1-4 family residential properties	95,166	5,020	100,186
Secured by multi-family residential properties	44,029	—	44,029
Secured by non-farm, non-residential properties	156,222	—	156,222
Commercial and industrial loans (1)	80,771	—	80,771
Consumer loans:
Direct consumer	7,839	28,468	36,307
Branch retail	—	31,568	31,568
Indirect sales (2)	69,982	—	69,982
Total loans	485,936	65,056	550,992
Less: Unearned interest, fees and deferred cost	257	5,096	5,353
Allowance for loan losses	4,068	1,886	5,954
Net loans	$481,611	$58,074	$539,685

	December 31, 2019
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$30,820	$—	$30,820
Secured by 1-4 family residential properties	98,971	5,566	104,537
Secured by multi-family residential properties	50,910	—	50,910
Secured by non-farm, non-residential properties	162,981	—	162,981
Commercial and industrial loans (1)	90,957	—	90,957
Consumer loans:
Direct consumer	7,816	30,224	38,040
Branch retail	—	32,305	32,305
Indirect sales (2)	—	45,503	45,503
Total loans	442,455	113,598	556,053
Less: Unearned interest, fees and deferred cost	262	4,786	5,048
Allowance for loan losses	3,483	2,279	5,762
Net loans	$438,710	$106,533	$545,243

(1)	Includes equipment financing leases.
(2)	Effective January 1, 2020, the Company transferred a total of $45.5 million of its indirect sales portfolio from ALC to the Bank.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 60.3% and 62.8% of the portfolio was concentrated in loans secured by real estate as of March 31, 2020 and December 31, 2019, respectively.

Loans with a carrying value of $32.9 million and $34.6 million were pledged as collateral to secure Federal Home Loan Bank (“FHLB”) borrowings as of March 31, 2020 and December 31, 2019, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments were $0.9 million as of both March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020, there were no new loans to these parties, and repayments by active related parties were $6 thousand. During the year ended December 31, 2019, there were $0.1 million of new loans to these parties, and repayments by active related parties were $22 thousand.

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

The carrying amount of PCI loans, which is included within loans on the balance sheet, is set forth in the table below as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(Dollars in Thousands)
Real estate loans:
Secured by 1-4 family residential properties	$219	$224
Outstanding balance	219	224
Fair value adjustment	(48)	(49)
Carrying amount, net of fair value adjustment	$171	$175

During both the three months ended March 31, 2020 and the year ended December 31, 2019, the Company did not recognize any accretable yield, or income expected to be collected, associated with these loans. Additionally, the Company did not increase or reverse the allowance for loan losses related to the remaining PCI loans.

Allowance for Loan Losses

The following tables present changes in the allowance for loan losses during the three months ended March 31, 2020 and 2019 and the related loan balances by loan type as of March 31, 2020 and 2019:

	As of and for the Three Months Ended March 31, 2020
	Construction, Land Development, and Other	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$197	$466	$422	$964	$1,377	$1,625	$395	$316	$5,762
Charge-offs	—	(20)	—	—	—	(492)	(142)	—	(654)
Recoveries	—	12	—	5	—	205	44	—	266
Provision	68	67	16	217	(612)	169	142	513	580
Ending balance	$265	$525	$438	$1,186	$765	$1,507	$439	$829	$5,954
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$14	$—	$—	$63	$3	$—	$—	$80
Collectively evaluated for impairment	265	511	438	1,186	702	1,504	439	829	5,874
Total allowance for loan losses	$265	$525	$438	$1,186	$765	$1,507	$439	$829	$5,954
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$789	$—	$2,754	$63	$26	$—	$—	$3,632
Collectively evaluated for impairment	31,927	99,226	44,029	153,468	80,708	36,281	31,568	69,982	547,189
Loans acquired with deteriorated credit quality	—	171	—	—	—	—	—	—	171
Total loans receivable	$31,927	$100,186	$44,029	$156,222	$80,771	$36,307	$31,568	$69,982	$550,992

	As of and for the Three Months Ended March 31, 2019
	Construction, Land Development, and Other	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$241	$346	$128	$831	$1,138	$1,799	$427	$145	$5,055
Charge-offs	—	(53)	—	—	—	(536)	(98)	(52)	(739)
Recoveries	—	9	—	—	1	173	25	—	208
Provision	(59)	79	32	(58)	44	232	55	75	400
Ending balance	$182	$381	$160	$773	$1,183	$1,668	$409	$168	$4,924
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$98	$16	$—	$—	$66	$16	$—	$—	$196
Collectively evaluated for impairment	84	365	160	773	1,117	1,652	409	168	4,728
Total allowance for loan losses	$182	$381	$160	$773	$1,183	$1,668	$409	$168	$4,924
Ending balance of loans receivable:
Individually evaluated for impairment	$421	$919	$—	$510	$66	$38	$—	$—	$1,954
Collectively evaluated for impairment	27,520	105,885	27,602	156,513	87,799	36,254	27,066	42,280	510,919
Loans acquired with deteriorated credit quality	73	187	—	—	—	—	—	—	260
Total loans receivable	$28,014	$106,991	$27,602	$157,023	$87,865	$36,292	$27,066	$42,280	$513,133

Credit Quality Indicators

The Company utilizes a credit grading system that provides a uniform framework for establishing and monitoring credit risk in the loan portfolio. Under this system, construction, land, multi-family real estate, other commercial real estate, and commercial and industrial loans are graded based on pre-determined risk metrics and categorized into one of nine risk grades. These risk grades can be summarized into categories described as pass, special mention, substandard, doubtful and loss, as described in further detail below.

•	Pass (Risk Grades 1-5): Loans in this category include obligations in which the probability of default is considered low.
•

Special Mention (Risk Grade 6): Loans in this category exhibit potential credit weaknesses or downward trends deserving management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification. Although a special mention asset has a higher probability of default than pass-rated categories, its default is not imminent.

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

•

Doubtful (Risk Grade 8): Loans classified as doubtful have all of the weaknesses found in substandard loans, with the added characteristic that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable or improbable. Serious problems exist such that partial loss of principal is likely; however, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Such pending factors may include proposed merger, acquisition or liquidation procedures, capital injection, perfection of liens on additional collateral and refinancing plans. Loans classified as doubtful may include loans to borrowers that have demonstrated a history of failing to live up to agreements. The Company did not have any loans classified as Doubtful (Risk Grade 8) as of March 31, 2020 or December 31, 2019.

•

Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Company did not have any loans classified as Loss (Risk Grade 9) as of March 31, 2020 or December 31, 2019.

Because residential real estate and consumer loans are more uniform in nature, each loan is categorized into one of two risk grades, depending on whether the loan is considered to be performing or nonperforming. Performing loans are loans that are paying principal and interest in accordance with a contractual agreement. Nonperforming loans are loans that have demonstrated characteristics that indicate a probability of loss.

The tables below illustrate the carrying amount of loans by credit quality indicator as of March 31, 2020:

	March 31, 2020
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$31,849	$78	$—	$31,927
Secured by multi-family residential properties	44,029	—	—	44,029
Secured by non-farm, non-residential properties	151,142	2,814	2,266	156,222
Commercial and industrial loans	79,554	747	470	80,771
Total	$306,574	$3,639	$2,736	$312,949

	March 31, 2020
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$98,051	$2,135	$100,186
Consumer loans:
Direct consumer	35,765	542	36,307
Branch retail	31,332	236	31,568
Indirect sales	69,952	30	69,982
Total	$235,100	$2,943	$238,043

The above amounts include PCI loans. As of March 31, 2020, $0.2 million of PCI loans were classified as “Nonperforming.”

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2019:

	December 31, 2019
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$30,466	$354	$—	$30,820
Secured by multi-family residential properties	50,910	—	—	50,910
Secured by non-farm, non-residential properties	157,718	2,961	2,302	162,981
Commercial and industrial loans	88,463	714	1,780	90,957
Total	$327,557	$4,029	$4,082	$335,668

	December 31, 2019
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$102,176	$2,361	$104,537
Consumer loans:
Direct consumer	37,474	566	38,040
Branch retail	32,024	281	32,305
Indirect sales	45,503	—	45,503
Total	$217,177	$3,208	$220,385

The above amounts include PCI loans. As of December 31, 2019, $0.2 million of PCI loans were classified as “Nonperforming.”

The following table provides an aging analysis of past due loans by class as of March 31, 2020:

	As of March 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$31,927	$31,927	$—
Secured by 1-4 family residential properties	588	35	127	750	99,436	100,186	—
Secured by multi-family residential properties	—	—	—	—	44,029	44,029	—
Secured by non-farm, non-residential properties	200	—	1,416	1,616	154,606	156,222	—
Commercial and industrial loans	1,266	378	—	1,644	79,127	80,771	—
Consumer loans:
Direct consumer	318	273	542	1,133	35,174	36,307	—
Branch retail	252	122	237	611	30,957	31,568	—
Indirect sales	261	19	30	310	69,672	69,982	—
Total	$2,885	$827	$2,352	$6,064	$544,928	$550,992	$—

The above amounts include PCI loans. As of March 31, 2020, $0.2 million of PCI loans were 60-89 days past due.

The following table provides an aging analysis of past due loans by class as of December 31, 2019:

	As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$30,820	$30,820	$—
Secured by 1-4 family residential properties	259	108	844	1,211	103,326	104,537	—
Secured by multi-family residential properties	—	—	—	—	50,910	50,910	—
Secured by non-farm, non-residential properties	30	—	1,419	1,449	161,532	162,981	—
Commercial and industrial loans	56	—	—	56	90,901	90,957	—
Consumer loans:
Direct consumer	387	287	531	1,205	36,835	38,040	—
Branch retail	444	189	281	914	31,391	32,305	—
Indirect sales	132	—	—	132	45,371	45,503	—
Total	$1,308	$584	$3,075	$4,967	$551,086	$556,053	$—

The above amounts include PCI loans. As of December 31, 2019, $0.2 million of PCI loans were 60-89 days past due.

The following table provides an analysis of non-accruing loans by class as of March 31, 2020 and December 31, 2019:

	Loans on Non-Accrual Status
	March 31, 2020	December 31, 2019
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$8	$8
Secured by 1-4 family residential properties	1,372	1,423
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	1,423	1,426
Commercial and industrial loans	72	27
Consumer loans:
Direct consumer	553	558
Branch retail	237	281
Indirect sales	30	—
Total loans	$3,695	$3,723

As of both March 31, 2020 and December 31, 2019, PCI loans comprised $0.2 million of nonaccrual loans.

Subsequent Events: COVID-19 Loan Deferments and Preliminary Risk Identification

In accordance with section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, along with interpretive guidance from banking regulatory agencies, the Company has implemented initiatives to provide short-term payment relief to borrowers who have been negatively impacted by COVID-19. Over 1,400 of the Company’s borrowers have requested and have been granted COVID-19 pandemic-related deferments by the Company. Although the interpretive guidance defines short-term as six-months, the deferments granted by the Company were generally for terms of 90 days or less. The majority of the deferment requests were approved by the Company subsequent to March 31, 2020. The table below summarizes all COVID-19 loan payment deferments made by the Company through April 30, 2020 and the percentages of these loans respective to the related portfolio balances as of March 31, 2020.

	As of April 30, 2020
	Number of Loans Deferred	Principal Balance of Loans Deferred	% of Portfolio Balance as of March 31, 2020	Principal and Interest Deferments	Principal Only Deferments
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	3	$16,666	52.2%	$9,513	$7,153
Secured by 1-4 family residential properties	71	11,549	11.5%	9,368	2,181
Secured by multi-family residential properties	11	24,482	55.6%	5,421	19,061
Secured by non-farm, non-residential properties	53	49,851	31.9%	45,575	4,276
Commercial and industrial loans	12	1,645	2.0%	1,255	390
Consumer loans:
Direct consumer	830	3,774	10.4%	3,774	—
Branch retail	283	2,825	8.9%	2,825	—
Indirect sales	170	4,198	6.0%	4,198	—
Total loans	1,433	$114,990	20.9%	$81,929	$33,061

As of March 31, 2020, no risk grades were changed on loans as a result of COVID-19 deferments. The credit quality of COVID-19 deferred loans will be evaluated on an ongoing basis in accordance with the Company’s uniform framework for establishing and monitoring credit risk.  However, in accordance with regulatory guidance related to the CARES Act, loans for which payments were deferred related to COVID-19 will generally not be considered troubled debt restructurings or placed in past due or nonaccrual status during the COVID-19 deferment period.

While most industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, the Company has identified certain loan categories considered to be “at-risk” of significant impact. The “at-risk” categories have been further subdivided into those deemed by management to be of “high-risk” and those deemed to be of “moderate-risk.” The categories were determined based on management’s current judgment as to the risk that the borrower and underlying collateral supporting the loans could ultimately be negatively impacted by the economic impact of the COVID-19 pandemic.

Hotels/motels – These are loans that are secured by real estate and furniture, fixtures and equipment for hotel or motel facilities. This category may also include hotel or motel facilities that were under construction as of March 31, 2020, and for which the Company is financing the construction costs. While all loans in this category are to individual owner groups, 90% of the loan balance is to major franchises. The primary source of income for the borrowers comes from nightly occupancy of the facilities. Because hotels and motels have not been considered essential businesses during the COVID-19 pandemic, and due to restrictions on travel by many state and local governmental authorities, employers and other entities, the hotel industry has seen declines in occupancy rates, resulting in decreased revenue. Additionally, as the government begins to reduce restrictions, there is uncertainty as to when the public will have the confidence to utilize hotels and motels at the levels the industry experienced prior to COVID-19. Therefore, these loans are currently considered by management to be of high risk of potential loss.

Restaurants – These are loans that are secured by real estate, equipment and leasehold improvements for restaurant facilities. This category may also include restaurant facilities that were under construction as of March 31, 2020, and for which the Company is financing the construction costs. The restaurant category is comprised of franchised fast food restaurants, which account for 52% of the restaurants loan balance, and dine-in restaurants, which represent the remaining 48% of the loan balance. The primary source of income for the borrowers comes from the operation of the restaurant facilities. Fast food restaurants have shown the ability to adapt more quickly to governmental restrictions due to COVID-19 because of their established presence with drive-through business, and therefore, are considered by management to be of moderate risk of potential loss. Dine-in restaurants, which rely more heavily on the presence of diners within the facilities, have had to adapt to a drive-up concept in the current environment. Due to the greater impact that restrictions placed by governmental authorities have had on dine-in restaurants, these loans are currently considered by management to be of high risk of potential loss.

Retail – These are loans that are generally secured by retail strip centers of various sizes. Typically, they have multiple retail-styled tenants. The tenants can range from national or regional retail outlets to small box retailers, restaurants, finance companies, hair and nail salons, and other similar retailers. The primary source of income for these borrowers is from the rental income of tenants that could be considered non-essential businesses during the COVID-19 pandemic. These loans are currently considered by management to be of moderate risk of potential loss.  Risk in this category could become more severe if restrictions related to retail stores in response to the COVID-19 pandemic continue for an extended period of time.

1-4 family investment – These are loans that are generally secured by residential dwellings. The borrowers may be companies or individuals that have purchased 1-4 family property for the purpose of leasing the property to households as a residence. Lease terms are typically for 12 months. The primary source of income for the borrower is rental income from the tenant. The borrowers may hold the properties for an indefinite period of time or may sell the properties to similar investors of like properties. These loans are currently considered by management to be of moderate risk of potential loss. Risk in this category could become more severe if economic activity in the area surrounding the properties continues to be restricted due to the COVID-19 pandemic for an extended period of time.

The table below summarizes the “at-risk” categories and the relative percentage of the Company’s loan portfolio for each as of March 31, 2020.

	March 31, 2020
At-Risk Loan Category Due to COVID-19	Balance of Risk Category	% of Total Loan Balance
	(Dollars in Thousands)
High-risk loan categories:
Hotels/motels	$10,479	1.9%
Dine-in restaurants	4,508	0.8%
Total high-risk loans	14,987	2.7%
Moderate-risk loan categories:
Fast food restaurants	5,067	0.9%
Retail	34,073	6.2%
1-4 family investment	25,620	4.7%
Total moderate-risk loans	64,760	11.8%
Total at-risk loans	$79,747	14.5%

As of April 30, 2020, no risk grades had been changed on loans considered to be “at-risk” due to the COVID-19 pandemic. Management will continue to evaluate credit exposures on these loans on an ongoing basis in accordance with the Company’s uniform framework for establishing and monitoring credit risk.

Paycheck Protection Program

Sections 1102 and 1106 of the CARES Act added a new loan program administered by the Small Business Administration (“SBA”) entitled the Paycheck Protection Program (“PPP”). The PPP is intended to provide economic relief to small businesses throughout the United States that have been adversely impacted by COVID-19. An Interim Final Rule related to the PPP was issued on April 2, 2020, and additional clarifications to the Interim Final Rule have been provided subsequently by the SBA. The Company has participated in the PPP. As of April 30, 2020, the Company had obtained approval from the SBA for 132 loans to small businesses, with an aggregate principal balance of $13.6 million.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral. At the Bank, all loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. Loans of less than $0.5 million may also be impaired if in management’s judgement circumstances warrant impairment. At ALC, all loans of $50 thousand or more that are 90 days or more past due are identified for impairment analysis. As of both March 31, 2020 and December 31, 2019, there were $0.1 million of impaired loans with no related allowance recorded at ALC. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

As of March 31, 2020, the carrying amount of the Company’s impaired loans consisted of the following:

	March 31, 2020
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	940	940	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,754	2,754	—
Commercial and industrial	—	—	—
Direct consumer	—	—	—
Total loans with no related allowance recorded	$3,694	$3,694	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	20	20	14
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	63	63	63
Direct consumer	26	26	3
Total loans with an allowance recorded	$109	$109	$80
Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	960	960	14
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,754	2,754	—
Commercial and industrial	63	63	63
Direct consumer	26	26	3
Total impaired loans	$3,803	$3,803	$80

The above amounts include PCI loans. As of March 31, 2020, PCI loans comprised $0.2 million of impaired loans without a related allowance recorded.

As of December 31, 2019, the carrying amount of the Company’s impaired loans consisted of the following:

	December 31, 2019
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	984	984	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,877	1,877	—
Commercial and industrial	—	—	—
Direct consumer	—	—	—
Total loans with no related allowance recorded	$2,861	$2,861	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	21	21	14
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	206	206	206
Direct consumer	29	29	7
Total loans with an allowance recorded	$256	$256	$227
Total impaired loans
Loans secured by real estate	.
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	1,005	1,005	14
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,877	1,877	—
Commercial and industrial	206	206	206
Direct consumer	29	29	7
Total impaired loans	$3,117	$3,117	$227

The above amounts include PCI loans. As of December 31, 2019, PCI loans comprised $0.2 million of impaired loans without a related allowance recorded.

The average net investment in impaired loans and interest income recognized and received on impaired loans during the three months ended March 31, 2020 and the year ended December 31, 2019 were as follows:

	Three Months Ended March 31, 2020
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	902	2	2
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,757	—	—
Commercial and industrial	110	2	2
Direct consumer	27	1	1
Total	$3,796	$5	$5

	Year Ended December 31, 2019
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$181	$—	$—
Secured by 1-4 family residential properties	1,021	48	48
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	645	29	29
Commercial and industrial	991	7	7
Direct consumer	38	2	2
Total	$2,876	$86	$86

Loans on which the accrual of interest has been discontinued amounted to $3.7 million as of both March 31, 2020 and December 31, 2019. If interest on those loans had been accrued, there would have been $43 thousand and $41 thousand of interest accrued for the periods ended March 31, 2020 and December 31, 2019, respectively. Interest income related to these loans for the three months ended March 31, 2020 and the year ended December 31, 2019 was $12 thousand and $147 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were no loans modified with concessions granted during the three-month period ended March 31, 2020 or the year ended December 31, 2019. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of March 31, 2020 and December 31, 2019, the Company had $13 thousand and $16 thousand, respectively, of non-accruing loans that were previously restructured and that remained on non-accrual status. For both the three months ended March 31, 2020 and the year ended December 31, 2019, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides, as of March 31, 2020 and December 31, 2019, the number of loans remaining in each loan category that the Company had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	March 31, 2020			December 31, 2019
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	1	$107	$59	1	$107	$62
Secured by 1-4 family residential properties	2	59	12	2	59	14
Commercial loans	2	116	58	2	116	60
Total	5	$282	$129	5	$282	$136

As of March 31, 2020 and December 31, 2019, no loans that previously had been modified in a troubled debt restructuring had defaulted subsequent to modification.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $1 thousand as of both March 31, 2020 and December 31, 2019.

5.	OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the three months ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
	(Dollars in Thousands)
Beginning balance	$1,078	$1,505
Additions (1)	18	121
Sales proceeds	(37)	(374)
Gross gains	5	29
Gross losses	—	(21)
Net gains	5	8
Impairment	(10)	(38)
Ending balance	$1,054	$1,222

(1)	Additions to other real estate owned (“OREO”) include transfers from loans and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was $0.1 million as of both March 31, 2020 and 2019. In addition, the Company held $0.1 million of consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of both March 31, 2020 and 2019.

Repossessed Assets

In addition to the other real estate and other assets acquired in foreclosure, the Company also acquires assets through the repossession of the underlying collateral of loans in default. The following table summarizes repossessed asset activity as of the three months ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
	(Dollars in Thousands)
Beginning balance	$256	$229
Transfers from loans	317	146
Sales proceeds	(153)	(83)
Gross gains	—	2
Gross losses	(166)	(92)
Net losses	(166)	(90)
Impairment	—	—
Ending balance	$254	$202

Repossessed assets are included in Other Assets in the Company’s balance sheet.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $7.4 million of goodwill as a result of its acquisition of TPB in 2018. Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2020 or the year ended December 31, 2019.

Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill totaled $7.4 million as of both March 31, 2020 and December 31, 2019.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $2.0 million were recorded during 2018 as part of the TPB acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) as of March 31, 2020 were as follows:

March 31, 2020
(Dollars in Thousands)
Goodwill	$7,435
Core deposit intangible:
Gross carrying amount	2,048
Accumulated amortization	(768)
Core deposit intangible, net	1,280
Total	$8,715

The Company’s estimated remaining amortization expense on intangibles as of March 31, 2020 was as follows:

Amortization Expense
(Dollars in Thousands)
2020	$305
2021	341
2022	268
2023	195
2024	122
2025	49
Total	$1,280

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

7.	BORROWINGS

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, and short-term FHLB advances with original maturities of one year or less. Short-term borrowings totaled $10.2 million and $10.0 million as of March 31, 2020 and December 31, 2019, respectively.

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both March 31, 2020 and December 31, 2019, there were no federal funds purchased outstanding. The Bank had $61.5 million and $61.7 million in available unused lines of credit with correspondent banks and the Federal Reserve as of March 31, 2020 and December 31, 2019, respectively.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of March 31, 2020 and December 31, 2019 totaled $0.2 million and $25 thousand, respectively.

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of both March 31, 2020 and December 31, 2019, the Bank had $10.0 million in outstanding FHLB advances with original maturities of less than one year.

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both March 31, 2020 and December 31, 2019, the Company did not have any long-term FHLB advances outstanding.

Assets pledged (including loans and investment securities) associated with FHLB advances totaled $32.9 million and $34.6 million as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, the Bank had $226.5 million and $211.5 million, respectively, in remaining credit from the FHLB (subject to available collateral).

8.	INCOME TAXES

The provision for income taxes was $0.3 million and $0.4 million for the three-month periods ended March 31, 2020 and, 2019, respectively. The Company’s effective tax rate was 23.6% and 22.1%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $2.7 million and $2.8 million as of March 31, 2020 and December 31, 2019, respectively. The decrease in the net deferred tax asset resulted primarily from the impact of changes in the fair value of securities available-for-sale, combined with reductions in net operating loss carryforwards and other book-to-tax temporary differences.

9.	DEFERRED COMPENSATION PLANS

The Company has entered into supplemental retirement compensation benefits agreements with certain directors and former executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.2 million as of both March 31, 2020 and December 31, 2019.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of March 31, 2020 and December 31, 2019, a total of 129,540 and 124,392 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity surplus. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

10.	STOCK AWARDS

In accordance with the Company’s 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Stock-based compensation expense related to stock awards totaled $0.1 million for both of the three-month periods ended March 31, 2020 and 2019.

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

	2020	2019
Risk-free interest rate	1.24%	2.59%
Expected term (in years)	7.5	7.5
Expected stock price volatility	28.9%	30.9%
Dividend yield	1.25%	1.25%
Fair value of stock option	3.34	3.30

The following table summarizes the Company’s stock option activity for the periods presented.

	Three Months Ended
	March 31, 2020		March 31, 2019
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	412,800	$9.72	377,950	$9.80
Granted	10,200	11.95	66,150	10.01
Exercised	666	10.75	—	—
Expired	—	—	—	—
Forfeited	334	10.75	—	—
Options outstanding, end of period	422,000	$9.77	444,100	$9.83
Options exercisable, end of period	352,517	$9.58	312,783	$9.25

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was approximately zero and $0.4 million as of March 31, 2020 and 2019, respectively.

Restricted Stock

During the three months ended March 31, 2020 and 2019, respectively, 24,160 shares and 5,520 shares of restricted stock were granted. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

11.	LEASES

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

The following table provides a summary of the components of lease expense, as well as the reporting location in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019:

	Location in the Condensed	Three Months Ended
	Consolidated Statements of Operations	March 31, 2020	March 31, 2019
		(Dollars in Thousands)
Operating lease expense (1)	Net occupancy and equipment	$211	$210
Operating lease income (2)	Other income, net	$212	$209

(1)	Includes short-term lease costs. For the three-month periods ended March 31, 2020 and 2019, short-term lease costs were nominal in amount.
(2)	Operating lease income includes rental income from owned properties.

The following table provides supplemental lease information for operating leases on the Condensed Consolidated Balance Sheet as of March 31, 2020:

	Location in the Condensed
	Consolidated Balance Sheet	March 31, 2020
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$3,377
Operating lease liabilities	Other liabilities	$3,414
Weighted-average remaining lease term (in years)		6.51
Weighted-average discount rate		3.16%

The following table provides supplemental lease information for the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$188	$192

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of March 31, 2020:

Minimum Rental Payments
(Dollars in Thousands)
2020	$524
2021	609
2022	539
2023	453
2024	438
2025 and thereafter	1,276
Total future minimum lease payments	$3,839
Less: Imputed interest	425
Total operating lease liabilities	$3,414

12.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

Location in the Condensed Consolidated Balance Sheet in Which the Hedged	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Item is Included	March 31, 2020
	(Dollars in Thousands)
Loans and leases, net of allowance for loan and lease losses (1)	$56,885	$749

(1)

These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of March 31, 2020, the amortized cost basis of the closed portfolios used in these hedging relationships was $56.1 million, the cumulative basis adjustments associated with these hedging relationships was $0.7 million, and the amounts of the designated hedged items were $20 million.

13.	SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of Bancshares: the Bank and ALC. The reportable segments were determined using the internal management reporting system. These segments comprise Bancshares’ and the Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2019. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the tables below.

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended March 31, 2020:
Net interest income	$6,480	$2,400	$6	$—	$8,886
Provision for loan losses	248	332	—	—	580
Total non-interest income	1,094	237	1,234	(1,268)	1,297
Total non-interest expense	6,156	2,169	356	(187)	8,494
Income before income taxes	1,170	136	884	(1,081)	1,109
Provision for income taxes	274	51	(63)	—	262
Net income	$896	$85	$947	$(1,081)	$847
Other significant items:
Total assets	$791,302	$61,503	$89,897	$(154,137)	$788,565
Total investment securities	109,998	—	81	—	110,079
Total loans, net	535,188	58,074	—	(53,577)	539,685
Goodwill and core deposit intangible, net	8,715	—	—	—	8,715
Investment in subsidiaries	—	—	83,680	(83,680)	—
Fixed asset additions	219	14	—	—	233
Depreciation and amortization expense	366	33	—	—	399
Total interest income from external customers	7,257	3,140	—	—	10,397
Total interest income from affiliates	740	—	6	(746)	—

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended March 31, 2019:
Net interest income	$6,009	$3,158	$6	$—	$9,173
Provision for loan losses	—	400	—	—	400
Total non-interest income	1,078	219	1,581	(1,613)	1,265
Total non-interest expense	5,833	2,368	427	(175)	8,453
Income before income taxes	1,254	609	1,160	(1,438)	1,585
Provision for income taxes	262	143	(54)	—	351
Net income	$992	$466	$1,214	$(1,438)	$1,234
Other significant items:
Total assets	$796,876	$102,780	$86,977	$(191,299)	$795,334
Total investment securities	147,947	—	78	—	148,025
Total loans, net	492,895	98,902	—	(89,037)	502,760
Goodwill and core deposit intangible, net	9,184	—	—	—	9,184
Investment in subsidiaries	5	—	81,236	(81,236)	5
Fixed asset additions	1,677	14	—	—	1,691
Depreciation and amortization expense	367	33	—	—	400
Total interest income from external customers	6,493	4,319	1	—	10,813
Total interest income from affiliates	1,161	—	5	(1,166)	—

14.	OTHER OPERATING INCOME AND EXPENSE

Other Operating Income

Other operating income for the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in Thousands, Except Per Share Data)
Bank-owned life insurance	$108	$106
Auto Club revenue	35	38
ATM fee income	100	104
Wire transfer fees	13	11
Other income	115	78
Total	$371	$337

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

All of the Company’s revenue that is subject to ASC Topic 606 is included in non-interest income; however, not all non-interest income is subject to ASC Topic 606. Revenue earned by the Company that is subject to ASC Topic 606 primarily consists of service and other charges on deposit accounts, mortgage fees from secondary market transactions at the Bank, ATM fee income and other non-interest income. Revenue generated from these sources for both of the three-month periods ended March 31, 2020 and 2019 was $0.7 million. All sources of the Company’s revenue subject to ASC Topic 606 are transaction-based, and revenue is recognized at the time at which the transaction is executed, which is the same time at which the Company’s performance obligation is satisfied. The Company had no contract liabilities or unsatisfied performance obligations with customers as of March 31, 2020.

Other Operating Expense

Other operating expense for the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in Thousands, Except Per Share Data)
Postage, stationery and supplies	$214	$238
Telephone/data communication	223	213
Advertising and marketing	44	34
Travel and business development	126	111
Collection and recoveries	85	80
Other services	91	72
Insurance expense	162	162
FDIC insurance and state assessments	80	119
Gain or loss on sale of fixed assets	166	85
Core deposit intangible amortization	110	128
Other real estate/foreclosure expense, net	19	58
Other expense	342	483
Total	$1,662	$1,783

15.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

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

	March 31, 2020	December 31, 2019
	(Dollars in Thousands)
Standby letters of credit	$180	$180
Standby performance letters of credit	$647	$647
Commitments to extend credit	$109,308	$96,967

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of March 31, 2020 and December 31, 2019, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates accrued liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies’ incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both March 31, 2020 and December 31, 2019. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the three months ended March 31, 2020 or the year ended December 31, 2019.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019. There were no liabilities measured at fair value on a recurring basis as of December 31, 2019.

	Fair Value Measurements as of March 31, 2020 Using
	Totals At March 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$43,102	$—	$43,102	$—
Commercial	48,740	—	48,740	—
Obligations of states and political subdivisions	3,952	—	3,952	—
Corporate notes	666	—	666	—
U.S. Treasury securities	81	—	81	—
Other liabilities - derivatives	2,541	—	2,541	—

	Fair Value Measurements as of December 31, 2019 Using
	Totals At December 31, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$46,345	$—	$46,345	$—
Commercial	43,373	—	43,373	—
Obligations of states and political subdivisions	4,218	—	4,218	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	301	—	301	—

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

The following table presents the balances of impaired loans, OREO and assets held-for-sale measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019:

	Fair Value Measurements as of March 31, 2020 Using
	Totals At March 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$29	$—	$—	$29
OREO	1,054	—	—	1,054
Assets held-for-sale	198	—	—	198

	Fair Value Measurements as of December 31, 2019 Using
	Totals At December 31, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$29	$—	$—	$29
OREO	1,078	—	—	1,078
Assets held-for-sale	198	—	—	198

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2020. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of March 31, 2020 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value March 31, 2020	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$29	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

OREO	$1,054	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

Assets held-for-sale	$198	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

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

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$56,121	$56,121	$56,121	$—	$—
Investment securities available-for-sale	96,541	96,541	—	96,541	—
Investment securities held-to-maturity	13,538	13,645	—	13,645	—
Federal funds sold	15,080	15,080	—	15,080	—
Federal Home Loan Bank stock	1,135	1,135	—	—	1,135
Loans, net of allowance for loan losses	539,685	542,410	—	—	542,410
Liabilities:
Deposits	682,595	668,433	—	668,433	—
Short-term borrowings	10,152	10,152	—	10,152	—
Other liabilities - derivatives	2,541	2,541	—	2,541	—

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$57,030	$57,030	$57,030	$—	$—
Investment securities available-for-sale	94,016	94,016	—	94,016	—
Investment securities held-to-maturity	14,340	14,306	—	14,306	—
Federal funds sold	10,080	10,080	—	10,080	—
Federal Home Loan Bank stock	1,137	1,137	—	—	1,137
Loans, net of allowance for loan losses	545,243	559,911	—	—	559,911
Other assets - derivatives	301	301	—	301	—
Liabilities:
Deposits	683,662	682,828	—	682,828	—
Short-term borrowings	10,025	10,025	—	10,025	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares”), is a bank holding company with its principal offices in Birmingham, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of March 31, 2020, the Bank operated and served its customers through 20 banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill and Ewing, Virginia. In addition, the Bank operates loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area. The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company headquartered in Mobile, Alabama that performs both indirect lending and conventional consumer finance lending through a branch network. ALC’s branch network serves customers through 21 offices located in Alabama and southeast Mississippi. The Bank serves as the primary funding source for ALC’s operations.

Effective January 1, 2020, the Company transferred a total of $45.5 million of its indirect loan portfolio from the ALC to the Bank. The loans transferred include indirect sales lending relationships originated through prominent national or regional retailers that are managed by the Company on a centralized basis  The Company currently conducts this lending in 11 states, including Alabama, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

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

Delivery of the best possible financial services to customers remains an overall operational focus of Bancshares and its subsidiaries (collectively, the “Company”). The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 283 full-time equivalent employees (as of March 31, 2020), to ensure customer satisfaction and convenience.

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general banking practices. These estimates include accounting for the allowance for loan and lease losses, the right-of-use asset and lease liability, the value of other real estate owned and certain collateral-dependent loans, consideration related to goodwill impairment testing and deferred tax asset valuation. A description of these estimates, which significantly affect the determination of the Company’s consolidated financial position, results of operations and cash flows, is set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2019.

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of March 31, 2020 to December 31, 2019, while comparing income and expense for the three-month periods ended March 31, 2020 and 2019.

All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2019. As used in the following discussion, the words “we,” “us,” “our” and the “Company” refer to Bancshares and its consolidated subsidiaries, unless the context indicates otherwise.

RECENT MARKET CONDITIONS: COVID-19 PANDEMIC

During the first quarter of 2020, an outbreak of a novel strain of coronavirus (COVID-19), which was originally identified in Wuhan, China, spread to a number of countries around the world, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in the Company’s markets. In response to the pandemic, the governments of the states in which both the Bank and ALC have retail offices and lending operations have taken preventive or protective actions, including imposing restrictions on business operations and travel, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been determined to be non-essential.

The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity and other economic activities have had, are currently having, and may for some time continue to have a destabilizing effect on financial markets and economic activity. The extent of the impact of COVID-19 on the Company’s operational and financial performance is currently uncertain, cannot be predicted and will depend on certain developments, including, among others, the duration and spread of COVID-19, its impact on our customers, employees and vendors, and the continued governmental, regulatory and private sector responses, which may be precautionary, to the coronavirus.

The Company’s business, financial condition and results of operations generally rely upon the ability of the Company’s borrowers to repay their loans, the value of collateral underlying those loans, and demand for loans and other products and services that the Company offers, which are highly dependent on the business environment in the Company’s primary markets and the United States economy as a whole.

In light of the changing economic outlook as a result of COVID-19, as well as other factors, in March 2020, the 10-year Treasury yield was reduced to historic lows, and the equity markets were significantly impacted. In response, the Federal Reserve reduced the target federal funds rate by 50 basis points on March 3, 2020, and then by an additional 100 basis points on March 15, 2020. These reductions in interest rates and other economic uncertainties that have arisen as a result primarily of the COVID-19 pandemic are likely to negatively impact net interest income, provisions for loan losses and noninterest income. Additional negative financial impacts could occur; however, the ultimate potential impact is not known at this time.

EXECUTIVE OVERVIEW

Response to the COVID-19 Pandemic and the CARES Act

As a result of the COVID-19 pandemic, in March 2020, management implemented the Company’s Pandemic Contingency Plan (the “Plan”). The Plan includes activities designed to promote the safety and well-being of employees and customers, and to monitor the Company’s financial and business risks as a result of the pandemic. The procedures implemented under the Plan include, but are not limited to:

•	Daily briefings with management and stakeholders to stay current on developments;
•	Increased monitoring and communications with loan and deposit customers;
•	Increased monitoring of the Company’s capital and liquidity positions;
•	Increased cleaning and sanitation of our facilities;
•	Additional communication to ensure that our robust suite of digital offerings are understood by customers;
•	Suspension of non-essential travel for our employees;
•	Implementation of social distancing protocols, including drive-thru only bank branch operations, and limitation of in-person meetings; and
•	Increased risk monitoring to ensure prudence in all of our management actions.

Loan Deferments and Preliminary Credit Risk Identification

In accordance with section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, along with interpretive guidance from banking regulatory agencies, the Company has implemented initiatives to provide short-term payment relief to borrowers who have been negatively impacted by COVID-19. As of April 30, 2020, over 1,400 borrowers with an aggregate principal balance totaling approximately $114.9 million have been granted COVID-19 pandemic-related deferments by the Company. Although the interpretive guidance defines short-term as six-months, the deferments granted by the Company were generally for terms of 90 days or less. Of the deferments granted by the Company as of April 30, 2020, approximately $81.8 million of the aggregate principal balance, or 71.2%, were deferments of both principal and interest payments, while $33.1 million, or 28.8%, were deferments of principal payments only. In accordance with the interpretive guidance from banking regulatory agencies, the Company’s management has granted the COVID-19 loan deferments on a good faith basis to borrowers who were current on their payments prior to the payment relief.  As of March 31, 2020, none of the loans that have received deferments were considered past due or in nonaccrual status.

With respect to credit risk, management has also identified certain categories of loans that it currently believes to be “at-risk” of potential credit loss based on circumstances associated with the COVID-19 pandemic. These loan categories include loans to hotels or motel facilities and restaurants, as well as loans collateralized by certain retail facilities and 1-4 family investment properties. The principal balances of these loans totaled approximately $79.7 million, or 14.5% of the Company’s total loan portfolio, as of March 31, 2020. Certain of these loans have been granted payment deferments; however, as of March 31, 2020, none of the loans that the Company considers to be “at-risk” were considered past due or in nonaccrual status.

In accordance with the Company’s uniform framework for establishing and monitoring credit risk, management will continue to closely evaluate all loans that request and receive COVID-19 deferments or that are considered to be “at-risk” with respect to the pandemic. However, there continues to be a significant level of uncertainty as to the ultimate impact that the pandemic will have on these borrowers.

Refer to Note 4 in the Notes to the Interim Condensed Consolidated Financial Statements contained herein under the heading “COVID-19 Loan Deferments and Preliminary Risk Identification” for additional details related to COVID-19 deferred loan payments and loans considered to be “at-risk.”

Paycheck Protection Program

Sections 1102 and 1106 of the CARES Act added a new loan program administered by the Small Business Administration (“SBA”) entitled the Paycheck Protection Program (“PPP”). The PPP is intended to provide economic relief to small businesses throughout the United States that have been adversely impacted by COVID-19. An Interim Final Rule related to the PPP was issued on April 2, 2020, and additional clarifications to the Interim Final Rule have been provided subsequently by the SBA. The Company has participated in the PPP. As of April 30, 2020, the Company had obtained approval from the SBA for 132 loans to small businesses, with an aggregate principal balance of $13.6 million.

First Quarter 2020 Earnings Highlights

The Company earned net income of $0.8 million, or $0.13 per diluted common share, during the three months ended March 31, 2020, compared to $1.2 million, or $0.18 per diluted common share, for the three months ended March 31, 2019.

Summarized condensed consolidated statements of operations are included below for the three-month periods ended March 31, 2020 and 2019, respectively.

	Three Months Ended
	March 31,	March 31,
	2020	2019
	(Dollars in Thousands)
Interest income	$10,397	$10,813
Interest expense	1,511	1,640
Net interest income	8,886	9,173
Provision for loan and lease losses	580	400
Net interest income after provision for loan and lease losses	8,306	8,773
Non-interest income	1,297	1,265
Non-interest expense	8,494	8,453
Income before income taxes	1,109	1,585
Provision for income taxes	262	351
Net income	$847	$1,234

The following discussion summarizes the most significant activity that drove changes in the Company’s net income during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

Net Interest Income

Net interest income decreased $0.3 million comparing the first quarter of 2020 to the first quarter of 2019, primarily due to reduction in loan yields, partially offset by reduction in interest rates on interest-bearing liabilities.  The Company’s average loan balance for the first quarter of 2020 was approximately $36.1 million higher than for the first quarter of 2019; however, average annualized yield on loans decreased to 7.07% during the first quarter of 2020, compared to 7.66% during the first quarter of 2019. The decrease in loan yields is consistent with the interest rate environment comparing the two periods, as interest-bearing assets repriced faster than interest-bearing liabilities. The average interest rate on interest-bearing liabilities totaled 1.04% for the first quarter of 2020, compared to 1.12% for the first quarter of 2019. As a result of the interest rate environment, net interest margin decreased 20 basis points to 4.97% for the quarter ended March 31, 2020, compared to 5.17% for the quarter ended March 31, 2019.

The 150-basis point reduction in the federal funds rate in March 2020 impacted the Company’s yields on federal funds sold and interest-bearing deposits in banks significantly during the first quarter of 2020. Continued reduction in yields on loans, investment securities and excess cash is expected in the current interest rate environment. In response, management expects to continue to further reduce interest costs as interest-bearing liabilities reprice in the future.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $0.6 million during the first quarter of 2020, compared to $0.4 million during the first quarter of 2019. Due to changing economic conditions as a result of the COVID-19 pandemic, the Company increased certain qualitative factors associated with macroeconomic conditions in its calculation of the allowance for loan and lease losses as of March 31, 2020. The allowance as a percentage of total loans was 1.09% as of March 31, 2020, compared to 1.05% as of December 31, 2019. Excluding acquired loans, which continue to be recorded net of purchase discounts that management believes are adequate to absorb losses inherent in the portfolio, the allowance as a percentage of total loans was 1.31% as of March 31, 2020, compared to 1.29% as of December 31, 2019.  Due to its classification as a smaller reporting company, the Company was not required to and did not adopt the Current Expected Credit Loss (CECL) model during the first quarter of 2020. Management believes that the allowance for loan and lease losses as of March 31, 2020, which was calculated under an incurred loss model, was sufficient to absorb losses in the Company’s loan portfolio based on circumstances existing as of the balance sheet date. However, the economic environment as a result of the COVID-19 pandemic continues to contain a significant level of uncertainty, and, accordingly, management will continue to closely monitor the impact of changing economic circumstances on the Company’s loan portfolio.

Non-interest Income

Non-interest income remained consistent compared to the prior year, totaling $1.3 million for both the first quarter of 2020 and the first quarter of 2019.  However, if economic conditions worsen as a result of the COVID-19 pandemic and the general level of economic activity in the Company’s service territories continues to decline, reductions in non-interest income could occur.

Non-interest Expense

Non-interest expense remained consistent, totaling $8.5 million for both the first quarter of 2020 and the first quarter of 2019.

Provision for Income Taxes

The Company’s effective tax rate was 23.6% for the three-months ended March 31, 2020, a modest reduction from 24.0% for the thee-months ended March 31, 2019.

Balance Sheet Management

The Company’s asset base remained stable during the first quarter of 2020. As of March 31, 2020, assets totaled $788.6 million, compared to $788.7 million as of December 31, 2019. The discussion below presents significant balance sheet components comparing March 31, 2020 to December 31, 2019.

Loans and Credit Quality

Gross loans decreased by $5.1 million during the first quarter of 2020. The decrease was driven primarily by reductions in commercial and industrial loans totaling $10.2 million, reductions in loans secured by real estate totaling $16.9 million, and reductions in direct consumer and branch retail loan categories totaling $2.5 million. These reductions were partially offset by increases in indirect sales loans totaling $24.5 million during the quarter.

Growth in indirect sales lending has been an area of focus for management over the past several years. Effective January 1, 2020, the Company transferred a total of $45.5 million of its indirect sales loan portfolio from ALC to the Bank. The loans transferred include indirect sales lending relationships originated through prominent national or regional retailers that are managed by the Company on a centralized basis. The Company currently operates this lending in 11 states located in the southeastern United States. Management believes that the movement of this portfolio under the Bank’s brand will afford greater opportunity for growth and diversification of the portfolio over time.

Nonperforming assets, including loans in non-accrual status and other real estate owned (OREO), decreased modestly to $4.7 million as March 31, 2020, compared to $4.8 million as of December 31, 2019. As a percentage of total assets, non-performing assets totaled 0.60% as of March 31, 2020, compared to 0.61% as of December 31, 2019.

Investment Securities

The investment securities portfolio continues to provide the Company with additional liquidity and allows management to fund a portion of loan growth from the maturity and payoff of securities within the portfolio. As of March 31, 2020, the investment securities portfolio totaled $110.1 million, compared to $108.4 million as of December 31, 2019. Management monitors its liquidity position, including forecasted expectations related to loan growth, when making determinations about whether to re-invest in the securities portfolio.

Deposits and Borrowings

Deposits totaled $682.6 million as of March 31, 2020, compared to $683.7 million as of December 31, 2019. The reduction in deposits included the maturity of a brokered certificate of deposit totaling $7.4 million that was not renewed. This reduction was mostly offset by an increase in core deposits. Core deposits, which exclude time deposits of $250 thousand or more, increased to 95.8% of total deposits as of March 31, 2020, compared to 93.0% as of December 31, 2019.

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

During the first quarter of 2020, the Bank continued to maintain capital ratios at higher levels than the ratios required to be considered a “well-capitalized” institution under applicable banking regulations. As of March 31, 2020, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 13.27%. Its total capital ratio was 14.32%, and its Tier 1 leverage ratio was 9.46%.

Cash Dividend

The Company declared a cash dividend of $0.03 per share on its common stock in the first quarter of 2020, which is consistent with the Company’s quarterly dividend declaration for the fourth quarter of 2019. These quarters represented an increase over the Company’s quarterly dividend declarations of $0.02 in the first three quarters of 2019.

Share Repurchases

During the first quarter of 2020, the Company completed share repurchases totaling 38,604 shares of its $0.01 par value common stock at a weighted average price of $11.70 per share.  The shares were repurchased under the Company’s existing share repurchase program, which was originally approved by the Company’s Board of Directors in 2006. As of March 31, 2020, a total of 54,961 shares remained available for repurchase under the program.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is calculated as the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company’s earning assets consist of loans, taxable and tax-exempt investments, Federal Home Loan Bank stock, federal funds sold by the Bank and interest-bearing deposits in banks. Interest-bearing liabilities consist of interest-bearing demand deposits and savings and time deposits, as well as short-term borrowings.

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three-month periods ended March 31, 2020 and 2019. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Total loans (Note A)	$548,107	$9,639	7.07%	$512,047	$9,673	7.66%
Taxable investment securities	104,123	531	2.05%	148,333	794	2.17%
Tax-exempt investment securities	1,191	10	3.38%	2,201	15	2.76%
Federal Home Loan Bank stock	1,137	14	4.95%	703	11	6.35%
Federal funds sold	12,663	42	1.33%	7,134	44	2.50%
Interest-bearing deposits in banks	52,026	161	1.24%	48,535	276	2.31%
Total interest-earning assets	719,247	10,397	5.81%	718,953	10,813	6.10%
Non-interest-earning assets:
Other assets	73,405			69,871
Total	$792,652			$788,824
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$169,424	$175	0.42%	$169,268	$206	0.49%
Savings deposits	165,419	313	0.76%	168,925	461	1.11%
Time deposits	238,234	987	1.67%	254,610	973	1.55%
Total interest-bearing deposits (Note B)	573,077	1,475	1.04%	592,803	1,640	1.12%
Borrowings	10,121	36	1.43%	349	—	—
Total interest-bearing liabilities	583,198	1,511	1.04%	593,152	1,640	1.12%
Non-interest-bearing liabilities:
Demand deposits	114,239			107,045
Other liabilities	10,494			8,027
Shareholders’ equity	84,721			80,600
Total	$792,652			$788,824
Net interest income (Note C)		$8,886			$9,173
Net interest margin			4.97%			5.17%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $3.7 million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively.

Note B	—

The annualized rate on total average funding costs, including total average interest-bearing liabilities and average non-interest-bearing demand deposits, was 0.87% and 0.95% for the three-month periods ended March 31, 2020 and 2019, respectively.

Note C	—	Loan fees are included in the interest amounts presented. Loan fees totaled $0.5 million and $0.6 million for the three-month periods ended March 31, 2020 and 2019, respectively.

The following table summarizes the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Compared to			Compared to
	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:			Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$681	$(715)	$(34)	$3,186	$(602)	$2,584
Taxable investment securities	(237)	(26)	(263)	(143)	83	(60)
Tax-exempt investment securities	(7)	2	(5)	(36)	(5)	(41)
Federal Home Loan Bank stock	7	(4)	3	—	—	—
Federal funds sold	34	(36)	(2)	(13)	14	1
Interest-bearing deposits in banks	20	(135)	(115)	121	89	210
Total interest-earning assets	498	(914)	(416)	3,115	(421)	2,694
Interest expense on:
Demand deposits	—	(31)	(31)	2	34	36
Savings deposits	(10)	(138)	(148)	71	319	390
Time deposits	(63)	77	14	190	323	513
Borrowings	—	36	36	(103)	(1)	(104)
Total interest-bearing liabilities	(73)	(56)	(129)	160	675	835
Increase (decrease) in net interest income	$571	$(858)	$(287)	$2,955	$(1,096)	$1,859

Net interest margin was reduced by 20 basis points to 4.97% during the first quarter of 2020, compared to 5.17% during the first quarter of 2019. The reduction in net interest margin resulted from the prevailing interest rate environment. Since August 2019, the federal funds rate has been reduced by 225 basis points, including decreases totaling 150 basis points in March 2020 in response to the COVID-19 pandemic.

The Company’s average loan balance increased by $36.1 million comparing the first quarter of 2020 to the first quarter of 2019; however, as a result of declining yields, interest earned on loans was flat comparing the two periods. The growth in average loans over the course of 2019 was funded largely through maturities, sales and pay-downs in the Company’s investment portfolio. Accordingly, the average balance of the investment portfolio (taxable and tax-exempt combined) was reduced by $45.2 million in the first quarter of 2020 compared to the first quarter of 2019. Based primarily on this volume reduction, interest earned on the investment portfolio declined by $0.3 million comparing the two periods. In addition, interest earned on excess cash balances (including federal funds sold and interest-bearing deposits in banks) decreased by $0.1 million due primarily to the decrease in the federal funds rate. Yields on federal funds sold decreased to 1.33% during the first quarter of 2020 compared to 2.50% during the first quarter of 2019, while yields on interest-bearing deposits in banks decreased to 1.24% during the first quarter of 2020, compared to 2.31% during the first quarter of 2019.

As a result of the declining interest rate environment, the Company was able to lower pricing on a number of deposit products during the first quarter of 2020. Despite these efforts, interest-bearing assets repriced faster than interest-bearing liabilities. Average total volume of interest-bearing liabilities decreased by $10.0 million comparing the first quarter of 2020 to the first quarter of 2019, primarily due to the maturity of certain wholesale funding sources. Additionally, the average interest rate on total interest-bearing liabilities was reduced to 1.04% in the first quarter of 2020, compared to 1.12% in the first quarter of 2019. The Company’s average non-interest-bearing deposits increased by $7.2 million in the first quarter of 2020 compared to the first quarter of 2019. Including non-interest-bearing demand deposits and borrowings, the Company’s aggregate funding costs totaled 0.87% for the first quarter of 2020, compared to 0.95% for the first quarter of 2019.

In the current interest rate environment, management expects to further reduce interest costs as interest-bearing liabilities continue to reprice; however, there continues to be significant economic uncertainty as a result of the COVID-19 pandemic. We expect that growth in net loan volume with loans of sufficient credit quality will enhance net income, particularly as resources are shifted from lower earning excess cash balances and federal funds sold into loan assets. However, there continues to be competitive pressure to generate loans of sufficient credit quality. Management is maintaining vigilance in the deployment of strategies to effectively manage risks associated with interest rate fluctuations. However, net interest income could continue to experience downward pressure as a result of the current interest rate environment, as well as increased competition for quality loan and deposit funding opportunities.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $0.6 million during the first quarter of 2020, compared to $0.4 million during the first quarter of 2019. Net charge-offs during the first quarter of 2020 decreased to $0.4 million, compared to $0.5 million during the first quarter of 2019; however, due to changing economic conditions as a result of the COVID-19 pandemic, the Company increased certain qualitative factors associated with macroeconomic conditions in its calculation of the allowance for loan and lease losses as of March 31, 2020. The allowance as a percentage of total loans was 1.09% as of March 31, 2020, compared to 1.05% as of December 31, 2019. Excluding acquired loans, which continue to be recorded net of purchase discounts that management believes are adequate to absorb losses inherent in the portfolio, the allowance as a percentage of total loans was 1.31% as of March 31, 2020, compared to 1.29% as of December 31, 2019. Due to its classification as a smaller reporting company, the Company was not required to and did not adopt the Current Expected Credit Loss (CECL) model during the first quarter of 2020.

Management believes that the allowance for loan and lease losses as of March 31, 2020, which was calculated under an incurred loss model, was sufficient to absorb losses in the Company’s loan portfolio based on circumstances existing as of the balance sheet date. However, the economic environment as a result of the COVID-19 pandemic continues to contain a significant level of uncertainty. Management will continue to monitor circumstances associated with the loan portfolio, particularly those loans for which payment deferments have been provided and those portfolio categories characterized as “at-risk.” Should economic circumstances continue to deteriorate, additional loan loss provisioning may be required.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$434	$460	$(26)	(5.7)%
Credit insurance commissions and fees	153	143	10	7.0%
Bank-owned life insurance	108	107	1	0.9%
Net gain on sale and prepayment of investment securities	—	13	(13)	NM
Mortgage fees from secondary market	127	103	24	23.3%
Lease income	212	209	3	1.4%
Other income	263	230	33	14.3%
Total non-interest income	$1,297	$1,265	$32	2.5%

NM: Not meaningful

Non-interest income at the Bank consists of service charges and other fees on deposit accounts; bank-owned life insurance; net gains on the sale and prepayment of investment securities; net gains on the settlement of derivative contracts; fees from the secondary market mortgage activities; lease income; and other non-interest income, which includes fee income generated by the Bank, such as ATM fees and real estate rental income. Non-interest income at ALC consists of credit insurance commissions and fees and other non-interest income generated for ancillary services, such as ALC’s auto club membership program. Non-interest income increased modestly comparing the first quarter of 2020 to the first quarter of 2019 due to consistent operations during the respective periods. Certain categories of non-interest income are expected to provide a relatively stable source of revenues, while others may fluctuate significantly based on changes in economic conditions, regulation or other factors. Non-interest income is expected to weaken in the near-term due to the decline in economic activities resulting from the COVID-19 pandemic.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$5,136	$4,988	$148	3.0%
Net occupancy and equipment expense	1,001	1,089	(88)	(8.1)%
Computer services	417	351	66	18.8%
Insurance expense and assessments	242	281	(39)	(13.9)%
Fees for professional services	278	242	36	14.9%
Postage, stationery and supplies	214	238	(24)	(10.1)%
Telephone/data communications	223	213	10	4.7%
Other real estate/foreclosure expense, net	19	58	(39)	(67.2)%
Other expense	964	993	(29)	(2.9)%
Total non-interest expense	$8,494	$8,453	$41	0.5%

Non-interest expense increased modestly comparing the first quarter of 2020 to the first quarter of 2019 due to consistent operations during the respective periods. In general, non-interest expense is expected to increase over time due to inflationary pressures; however, management continues to maintain vigilance in efforts to reduce these costs where opportunities to do so exist. In the near-term, non-interest expense may increase due to expenditures incurred by the Company in response to the COVID-19 pandemic. Such expenses could include salary and employee benefits payments for increased work levels in response to the pandemic, costs to modify office space and retail banking centers to protect the safety of employees and customers, and expenses incurred to upgrade the Company’s technological systems to enhance remote interactions between employees and customers, as well as to respond to emerging threats associated with cybersecurity.

Provision for Income Taxes

The provision for income taxes was $0.3 million and $0.4 million for the three-month periods ended March 31, 2020 and 2019, respectively. The Company’s effective tax rate was 23.6% and 22.1%, respectively, for the same periods.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 2.6 years as of both March 31, 2020 and December 31, 2019.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of March 31, 2020, available-for-sale securities totaled $96.5 million, or 87.7% of the total investment portfolio, compared to $94.0 million, or 86.8% of the total investment portfolio, as of December 31, 2019. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate bonds and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of March 31, 2020, held-to-maturity securities totaled $13.5 million, or 12.3% of the total investment portfolio, compared to $14.3 million, or 13.2% of the total investment portfolio, as of December 31, 2019. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of states and political subdivisions.

Loans and Allowance for Loan and Lease Losses

The tables below summarize loan balances by portfolio category at the end of each of the most recent five quarters as of March 31, 2020:

	Quarter Ended
	2020	2019
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$31,927	$30,820	$28,190	$28,401	$28,014
Secured by 1-4 family residential properties	100,186	104,537	109,336	103,354	106,991
Secured by multi-family residential properties	44,029	50,910	46,843	28,033	27,602
Secured by non-farm, non-residential properties	156,222	162,981	164,941	158,748	157,023
Commercial and industrial loans	80,771	90,957	90,470	91,489	87,865
Consumer loans:
Direct consumer	36,307	38,040	37,477	37,160	36,292
Branch retail	31,568	32,305	30,008	29,609	27,066
Indirect sales	69,982	45,503	48,073	45,466	42,280
Total loans	$550,992	$556,053	$555,338	$522,260	$513,133
Less unearned interest, fees and deferred cost	5,353	5,048	5,234	5,658	5,449
Allowance for loan and lease losses	5,954	5,762	5,585	5,087	4,924
Net loans	$539,685	$545,243	$544,519	$511,515	$502,760

The tables below summarize changes in the allowance for loan and lease losses for each of the most recent five quarters as of March 31, 2020:

	Quarter Ended
	2020	2019
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Balance at beginning of period	$5,762	$5,585	$5,087	$4,924	$5,055
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	(20)	(20)	(4)	(24)	(53)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Direct consumer	(492)	(467)	(443)	(554)	(536)
Branch retail	(142)	(131)	(93)	(103)	(98)
Indirect sales	—	(107)	(66)	(76)	(52)
Total charge-offs	(654)	(725)	(606)	(757)	(739)
Recoveries	266	186	221	205	208
Net recoveries (charge-offs)	(388)	(539)	(385)	(552)	(531)
Provision (reduction in reserve) for loan losses	580	716	883	715	400
Ending balance	$5,954	$5,762	$5,585	$5,087	$4,924
as a percentage of loans	1.09%	1.05%	1.02%	0.98%	0.97%
as a percentage of loans, excluding acquired loans	1.31%	1.29%	1.27%	1.32%	1.34%

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of March 31, 2020 were as follows:

	Quarter Ended
	2020	2019
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Non-accrual loans	$3,695	$3,723	$1,468	$1,479	$1,864
Other real estate owned	1,054	1,078	1,248	1,258	1,222
Total	$4,749	$4,801	$2,716	$2,737	$3,086
Nonperforming assets as a percentage of loans and other real estate	0.87%	0.87%	0.49%	0.53%	0.61%
Nonperforming assets as a percentage of total assets	0.60%	0.61%	0.35%	0.35%	0.39%

Allocation of Allowance for Loan and Lease Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for loan and lease losses as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Allocation Allowance	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$265	4.5%	5.8%	$197	3.4%	5.5%
Secured by 1-4 family residential properties	525	8.8%	18.2%	466	8.1%	18.8%
Secured by multi-family residential properties	438	7.4%	8.0%	422	7.3%	9.2%
Secured by non-farm, non-residential properties	1,186	19.9%	28.4%	964	16.7%	29.3%
Commercial and industrial loans	765	12.8%	14.7%	1,377	23.9%	16.4%
Consumer loans:
Direct consumer	1,507	25.3%	6.5%	1,625	28.2%	6.8%
Branch retail	439	7.4%	5.7%	395	6.9%	5.8%
Indirect sales	829	13.9%	12.7%	316	5.5%	8.2%
Total loans	$5,954	100.0%	100.0%	$5,762	100.0%	100.0%

Deposits

Total deposits decreased by 0.16% to $682.6 million as of March 31, 2020, from $683.7 million as of December 31, 2019. Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source that supports earning assets. Core deposits increased to $654.0 million, or 95.8% of total deposits, as of March 31, 2020, compared to $635.5 million, or 93.0% of total deposits, as of December 31, 2019.

Deposits, in particular core deposits, have historically been the Company’s primary source of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company’s primary source of funding in the future. We will continue to monitor deposit levels closely to help ensure an adequate level of funding for the Company’s activities. However, various economic and competitive factors could affect this funding source in the future, including increased competition from other financial institutions in deposit gathering, national and local economic conditions and interest rate policies adopted by the Federal Reserve and other central banks.

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
	Average Amount	Rate	Average Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposit accounts	$114,239	—	$107,045	—
Interest-bearing demand deposit accounts	169,424	0.42%	169,268	0.49%
Savings deposits	165,419	0.76%	168,925	1.11%
Time deposits	238,234	1.67%	254,610	1.55%
Total deposits	$687,316	0.86%	$699,848	0.95%
Total interest-bearing deposits	$573,077	1.04%	$592,803	1.12%

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. This category continues to be utilized as an alternative source of funds. During the first quarter of 2020, these borrowings represented 1.7% of average interest-bearing liabilities, compared to 0.1% in the first quarter of 2019.

Shareholders’ Equity

The Company has historically placed significant emphasis on maintaining its strong capital base and continues to do so. As of March 31, 2020, shareholders’ equity totaled $84.3 million, or 10.7% of total assets, compared to $84.7 million, or 10.7% of total assets, as of December 31, 2019. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. Growth in retained earnings during the quarter ended March 31, 2020 was offset by an increase in treasury stock, as well as an increase in accumulated other comprehensive loss associated with decreases in the fair value of cash flow hedges during the quarter ended March 31, 2020. The fair value of the cash flow hedges fluctuates based on changes in interest rates. Accordingly, the negative fair value of the hedges during the quarter ended March 31, 2020 is not necessarily indicative of future performance of the portfolio.

Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and the desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During the three-month periods ended March 31, 2020 and 2019, Bancshares declared a dividend of $0.03 and $0.02 per common share, respectively, or approximately $0.2 million and $0.1 million, respectively, in aggregate amount

As of March 31, 2020 and December 31, 2019, the Company retained approximately $22.3 million and $21.9 million in treasury stock, respectively. The Company initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of Bancshares’ common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors has extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2020. There were 54,961 shares available for repurchase under this program as of March 31, 2020. During the quarter ended March 31, 2020, 38,604 shares were repurchased under this program at a weighted average price of $11.70 per share, or $0.5 million in total. During the year ended December 31, 2019, 148,738 shares were repurchased under this program at a weighted average price of $9.94 per share, or $1.5 million in total. Share repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate, subject to applicable regulatory requirements.

As of March 31, 2020 and December 31, 2019, a total of 129,540 and 124,392 shares of stock, respectively, were deferred in connection with Bancshares’ Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash or shares of Bancshares common stock. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares of stock as equity surplus. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $100.0 million as of March 31, 2020 and $125.9 million as of December 31, 2019. Investment securities forecasted to mature or reprice in one year or less were estimated to be $8.1 million and $6.9 million of the investment portfolio as of March 31, 2020 and December 31, 2019, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of March 31, 2020, the investment securities portfolio had an estimated average life of 2.6 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of both March 31, 2020 and December 31, 2019, the Company had $10.0 million of outstanding borrowings under FHLB advances. The Company had up to $226.5 million and $211.5 million in remaining unused credit from the FHLB (subject to available collateral) as of March 31, 2020 and December 31, 2019, respectively. In addition, the Company had $61.5 million and $61.7 million in unused established federal funds lines as of March 31, 2020 and December 31, 2019, respectively.

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

See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2019 for additional disclosures related to market risk.

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2020, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of March 31, 2020, that Bancshares’ disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A list of factors that could materially affect the Company’s business, financial condition and/or operating results is included in Part I, Item 1A, “Risk Factors” in Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2019. There have been no material changes to such risk factors, other than as described in the risk factors below. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

The novel coronavirus (COVID-19) global pandemic has adversely impacted our business, and the ultimate effect on our business, liquidity, results of operations and financial condition will depend on future developments that are highly uncertain, including the severity, scope and duration of the pandemic, its cumulative economic effects and actions taken by governmental authorities in response to the pandemic.

Beginning in 2020, the global pandemic related to COVID-19 began to impact the worldwide economy and our results of operations. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. The COVID-19 pandemic has resulted, and may for some time continue to result, in illness, increased unemployment, temporary closures of many businesses, disruption to trade, travel, employee productivity and other economic activities, and destabilization of financial markets and economic activity. In response to the COVID-19 pandemic, the governments of the states in which we operate, and of most other states, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. The extent of the impact of COVID-19 on the Company’s operational and financial performance is currently uncertain, cannot be predicted and will depend on certain developments, including, among others, the severity, scope and duration of the pandemic, its impact on our customers, employees and vendors, and the continued governmental, regulatory and private sector responses, which may be precautionary, to the coronavirus.

Risks presented by the ongoing effects of the COVID-19 pandemic include the following:

•

Impact to Financial Markets. There has been, and we may continue to experience, significant volatility in U.S. financial markets, including equity, fixed-income and commodity markets, and in our investment securities portfolio. Declines in the credit quality of our loan portfolio, owing to the effects of the COVID-19 pandemic in the markets that we serve, may lead to increased provisions for loan losses and increases in our allowance for loan and lease losses. Even after the pandemic subsides, the U.S. economy may experience a recession, and the Company anticipates that the Company’s businesses would be materially and adversely affected by a prolonged recession.

•

Interest Rate Environment. The COVID-19 pandemic has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability.

•

Loan Deferments and At-Risk Loans. The Company has implemented initiatives, and may implement additional or expanded initiatives, to provide short-term payment relief to borrowers who have been negatively impacted by COVID-19, such as a deferral of loan payments and the suspension of foreclosures due to unfavorable market conditions. In accordance with the Company’s uniform framework for establishing and monitoring credit risk, management will continue to closely evaluate all loans that request and receive COVID-19 deferments or that are considered to be “at-risk” with respect to the pandemic. However, there continues to be a significant level of uncertainty as to the ultimate impact that the pandemic will have on these borrowers, and such initiatives or accommodations may have a negative impact on the Company’s business, financial condition, liquidity, revenues and results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on the Company’s customers, may adversely affect the Company’s business and results of operations more substantially over a longer period of time.  Loan modifications and payment deferrals may also increase our credit risks.

•

Impact on our Customers’ Financial Condition. The Company’s business, financial condition and results of operations generally rely upon the ability of the Company’s borrowers to repay their loans, the value of collateral underlying those loans, and demand for loans and other products and services that the Company offers, which are highly dependent on the business environment in the Company’s primary markets and the U.S. economy as a whole.  As a result of the COVID-19 pandemic and its impact on the economy, including credit deterioration and defaults in many industries, including natural resources, hospitality, transportation and commercial real estate, we could have an increase in customer delinquencies and loan defaults, including defaults on unsecured loans, credit losses in the Company’s loan portfolio, and further increases in our allowance for loan losses and foreclosures. Declines in the net worth and liquidity of borrowers and loan guarantors could impair their ability to honor commitments to us. Customers may draw on lines of credit, which could impact our liquidity or cause us to pay higher rates than normal for deposits and other funding.

•

Reduced Demand. There may be reduced consumer spending resulting from job losses, from businesses being deemed to be “non-essential” by governments in the markets that the Bank serves, and from “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity in the Company’s markets from and other effects attributable to the pandemic. Reduced demand for the Bank’s banking products and services could negatively impact, among other things, our liquidity, regulatory capital and growth strategy. Our asset size and the amounts of deposits may fluctuate significantly based on changes in the financial behaviors of our deposit customers.

•

Regulation. The effects of government fiscal and monetary policies on the economy and financial stability, generally, and on our business, results of operations and financial condition cannot be predicted.

•	Business Disruption. The Company and the Bank have experienced, and may continue to experience, disruptions to the conduct of business due to the following:
o	Adverse effects to employees’ health, which may necessitate their recovery away from work.
o	Shelter in place, or other restrictions and interruptions of our business and contact with our customers;
o	Unavailability of key personnel necessary to conduct the Company’s and the Bank’s business activities;
o	Sustained closures of our branch lobbies or the offices of our customers;
o	Inability to provide customer support; and
o

Inability of vendors and third-party service providers to work or provide services effectively, including because of illness, quarantines, government actions or other restrictions in connection with the pandemic.

If the Company is unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected. The Company may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect our business, financial condition and results of operations.

•

Security Concerns. The COVID-19 pandemic has contributed to or resulted in heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements and increased levels of remote access. Cybercriminals may increase their attempts to compromise business and consumer e-mails, including an increase in phishing attempts, and fraudulent vendors or other parties may view the pandemic as an opportunity to prey upon consumers and businesses during this time. This could result in increased fraud losses to us or our customers. The increase in online and remote banking activities may also increase the risk of fraud against our customers.

•

Increase in Expenses. In the near-term, non-interest expense may increase due to expenditures incurred by the Company in response to the COVID-19 pandemic. Such expenses could include salary and employee benefits payments for increased work levels in response to the pandemic, costs to modify office space and retail banking centers to protect the safety of employees and customers, and expenses incurred to upgrade the Company’s technological systems to enhance remote interactions between employees and customers, as well as to respond to emerging threats associated with cybersecurity.

Any of the above events could cause, contribute to or exacerbate the risks and uncertainties enumerated in our Annual Report on Form 10-K or otherwise in this report, and could materially adversely affect our business, results of operations or financial condition. We have implemented our business contingency plan and taken other precautions with respect to the COVID-19 global pandemic. However, such measures may not adequately protect our business from the full impacts of the pandemic.

Since the Bank is a participating lender in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved approximately $310 billion of additional funding for the PPP on April 24, 2020. As of April 30, 2020, the Company had obtained approval from the SBA for 132 loans to small businesses, with an aggregate principal balance of $13.6 million.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding the process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome.

Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank also has credit risk on PPP loans, if the SBA determines deficiencies in the manner in which PPP loans were originated, funded or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, including those related to the ambiguity in the laws, rules and guidance regarding the PPP’s operation. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there were deficiencies in the manner in which the PPP loan was originated, funded or serviced by the Company, the SBA may deny its liability under the PPP loan guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company. Similar issues may also result in the denial of forgiveness of PPP loans, which would adversely affect and could result in losses, including possible bankruptcies, which may expose us to further costs and potential losses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the first quarter of 2020:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
January 1 – January 31	—	$—	—	93,565
February 1 – February 29	20,905	$11.78	20,905	72,660
March 1 – March 31	23,234	$10.53	17,699	54,961
Total	44,139	$11.12	38,604	54,961

(1)

5,535 of the shares purchased in March were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan. All remaining shares purchased during the first quarter of 2020 were repurchased pursuant to Bancshares’ publicly announced share repurchase program.

(2)

On December 18, 2019, the Board of Directors extended the share repurchase program initially approved by the Board on January 19, 2006, which authorized the repurchase of up to 642,785 shares of common stock. During the first quarter of 2020, 38,604 shares were repurchased under this program, and as of March 31, 2020, Bancshares was authorized to repurchase up to 54,961 shares of common stock prior to the expiration date of December 31, 2020.

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

3.2	Bylaws of First US Bancshares, Inc., effective as of October 11, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016).

10.1	2020 Cash Incentive Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-14549), filed on March 3, 2020).

10.2

Change in Control Agreement dated February 26, 2020, by and among First US Bancshares, Inc., First US Bank and Eric H. Mabowitz (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 000-14549), filed on March 18, 2020).

10.3

Form of Nonqualified Stock Option Agreement (Employees – Three-Year Vesting) – 2020 Grants (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 000-14549), filed on March 18, 2020).

10.4

Form of Restricted Stock Award Agreement (Employees – Three-Year Vesting) – 2020 Grants (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 000-14549), filed on March 18, 2020).

10.5

Form of Restricted Stock Award Agreement (Non-Employee Directors – One-Year Vesting) – 2020 Grants (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 000-14549), filed on March 18, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: May 14, 2020

By:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)