Form 10-Q
period 2020-06-30
FIRST US BANCSHARES INC
filed 2020-08-12
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2020
Common Stock, $0.01 par value	6,176,756 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations, performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in Part I, Item 1A of the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Specifically, with respect to statements relating to the sufficiency of the allowance for loan and lease losses, loan demand, cash flows, interest costs, growth and earnings potential, expansion and the Company’s positioning to handle the challenges presented by COVID-19, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Bank’s and ALC’s service areas; market conditions and investment returns; changes in interest rates; the impact of the current COVID-19 pandemic on the Company’s business, the Company’s customers, the communities that the Company serves and the United States economy, including the impact of actions taken by governmental authorities to try to contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security Act and subsequent federal legislation) and the resulting effect on the Company’s operations, liquidity and capital position and on the financial condition of the Company’s borrowers and other customers; the pending discontinuation of LIBOR as an interest rate benchmark; the availability of quality loans in the Company’s service areas; the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets; collateral values; and cybersecurity threats. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and due from banks	$12,751	$11,939
Interest-bearing deposits in banks	95,517	45,091
Total cash and cash equivalents	108,268	57,030
Federal funds sold	80	10,080
Investment securities available-for-sale, at fair value	94,658	94,016
Investment securities held-to-maturity, at amortized cost	9,306	14,340
Federal Home Loan Bank stock, at cost	1,135	1,137
Loans, net of allowance for loan and lease losses of $6,423 and $5,762, respectively	566,062	545,243
Premises and equipment, net of accumulated depreciation of $23,195 and $22,570, respectively	28,724	29,216
Cash surrender value of bank-owned life insurance	15,696	15,546
Accrued interest receivable	3,140	2,488
Goodwill and core deposit intangible, net	8,605	8,825
Other real estate owned	1,003	1,078
Other assets	9,070	9,739
Total assets	$845,747	$788,738
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$153,664	$112,729
Interest-bearing	584,626	570,933
Total deposits	738,290	683,662
Accrued interest expense	438	537
Other liabilities	11,404	9,766
Short-term borrowings	10,334	10,025
Total liabilities	760,466	703,990
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,596,551 and 7,568,053 shares issued, respectively; 6,176,433 and 6,157,692 shares outstanding, respectively	75	75
Additional paid-in capital	13,573	13,814
Accumulated other comprehensive loss, net of tax	(145)	(46)
Retained earnings	93,636	92,755
Less treasury stock: 1,420,118 and 1,410,361 shares at cost, respectively	(21,858)	(21,850)
Total shareholders’ equity	85,281	84,748
Total liabilities and shareholders’ equity	$845,747	$788,738

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$9,237	$9,833	$18,876	$19,506
Interest on investment securities	543	1,090	1,301	2,230
Total interest income	9,780	10,923	20,177	21,736
Interest expense:
Interest on deposits	1,131	1,690	2,606	3,330
Interest on borrowings	26	—	62	—
Total interest expense	1,157	1,690	2,668	3,330
Net interest income	8,623	9,233	17,509	18,406
Provision for loan and lease losses	850	715	1,430	1,115
Net interest income after provision for loan and lease losses	7,773	8,518	16,079	17,291
Non-interest income:
Service and other charges on deposit accounts	263	443	697	903
Credit insurance income	45	108	198	251
Net gain on sales and prepayments of investment securities	326	9	326	22
Mortgage fees from secondary market	176	186	303	289
Lease income	212	212	424	421
Other income, net	308	333	679	670
Total non-interest income	1,330	1,291	2,627	2,556
Non-interest expense:
Salaries and employee benefits	5,193	5,195	10,329	10,183
Net occupancy and equipment	995	1,046	1,996	2,135
Computer services	424	333	841	684
Fees for professional services	401	321	679	563
Other expense	1,568	1,609	3,230	3,392
Total non-interest expense	8,581	8,504	17,075	16,957

Income before income taxes	522	1,305	1,631	2,890
Provision for income taxes	118	300	380	651
Net income	$404	$1,005	$1,251	$2,239
Basic net income per share	$0.07	$0.16	$0.20	$0.35
Diluted net income per share	$0.06	$0.15	$0.19	$0.33
Dividends per share	$0.03	$0.02	$0.06	$0.04

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net income	$404	$1,005	$1,251	$2,239
Other comprehensive income (loss):
Unrealized holding gains on securities available-for-sale arising during period, net of tax expense of $343, $402, $550 and $686, respectively	1,031	1,205	1,653	2,056
Reclassification adjustment for net gains on securities available-for -sale realized in net income, net of tax of $81, $2, $81 and $5, respectively	(245)	(7)	(245)	(17)
Unrealized holding losses arising during the period on effective cash flow hedge derivatives, net of tax benefit of $56, $0, $503 and $0, respectively	(168)	—	(1,507)	—
Other comprehensive income (loss)	618	1,198	(99)	2,039
Total comprehensive income	$1,022	$2,203	$1,152	$4,278

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the three months ended June 30, 2020 and 2019 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, March 31, 2019	6,303,582	$75	$13,589	$(1,536)	$89,859	$(20,414)	$81,573
Net income	—	—	—	—	1,005	—	1,005
Net change in fair value of securities available-for-sale, net of tax	—	—	—	1,198	—	—	1,198
Dividends declared: $.02 per share	—	—	—	—	(127)	—	(127)
Impact of stock-based compensation plans, net	—	—	99	—	—	—	99
Reissuance of treasury stock as compensation	2,579	—	(42)	—	—	42	—
Balance, June 30, 2019	6,306,161	$75	$13,646	$(338)	$90,737	$(20,372)	$83,748

Balance, March 31, 2020	6,143,286	$75	$13,904	$(763)	$93,418	$(22,302)	$84,332
Net income	—	—	—	—	404	—	404
Net change in fair value of securities available-for-sale, net of tax	—	—	—	786	—	—	786
Net change in fair value of derivative instruments, net of tax	—	—	—	(168)	—	—	(168)
Dividends declared: $.03 per share	—	—	—	—	(186)	—	(186)
Impact of stock-based compensation plans, net	4,300	—	113	—	—	—	113
Reissuance of treasury stock as compensation	28,847	—	(444)	—	—	444	—
Balance, June 30, 2020	6,176,433	$75	$13,573	$(145)	$93,636	$(21,858)	$85,281

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the six months ended June 30, 2020 and 2019 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Non- controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2019	6,298,062	$75	$13,496	$(2,377)	$88,668	$(20,414)	$(11)	$79,437
Net income	—	—	—	—	2,239	—	—	2,239
Net change in fair value of securities available-for-sale, net of tax	—	—	—	2,039	—	—	—	2,039
Dividends declared: $.04 per share	—	—	—	—	(253)	—	—	(253)
Impact of stock-based compensation plans, net	5,520	—	192	—	—	—	—	192
Reissuance of treasury stock as compensation	2,579	—	(42)	—	—	42	—	—
Discontinuation of partnership consolidation	—	—	—	—	83	—	11	94
Balance, June 30, 2019	6,306,161	$75	$13,646	$(338)	$90,737	$(20,372)	$—	$83,748

Balance, January 1, 2020	6,157,692	$75	$13,814	$(46)	$92,755	$(21,850)	$—	$84,748
Net income	—	—	—	—	1,251	—	—	1,251
Net change in fair value of securities available-for-sale, net of tax	—	—	—	1,408	—	—	—	1,408
Net change in fair value of derivative instruments, net of tax	—	—	—	(1,507)	—	—	—	(1,507)
Dividends declared: $.06 per share	—	—	—	—	(370)	—	—	(370)
Impact of stock-based compensation plans, net	28,498	—	203	—	—	—	—	203
Reissuance of treasury stock as compensation	28,847	—	(444)	—	—	444	—	—
Treasury stock repurchases	(38,604)	—	—	—	—	(452)	—	(452)
Balance, June 30, 2020	6,176,433	$75	$13,573	$(145)	$93,636	$(21,858)	$—	$85,281

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net income	$1,251	$2,239
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	806	796
Provision for loan and lease losses	1,430	1,115
Deferred income tax provision	366	624
Net gain on sale and prepayment of investment securities	(326)	(22)
Stock-based compensation expense	203	192
Net amortization of securities	170	306
Amortization of intangible assets	220	256
Net loss on premises and equipment and other real estate	288	245
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(652)	340
Decrease (increase) in other assets	28	(4,079)
(Decrease) increase in accrued interest expense	(99)	102
(Decrease) increase in other liabilities	(1,278)	3,192
Net cash provided by operating activities	2,407	5,306
Cash flows from investing activities:
Net decrease (increase) in federal funds sold	10,000	(6,727)
Purchases of investment securities, available-for-sale	(26,296)	(2,784)
Proceeds from sale of investment securities, available-for-sale	12,203	—
Proceeds from maturities and prepayments of investment securities, available-for-sale	15,513	19,787
Proceeds from maturities and prepayments of investment securities, held-to-maturity	5,005	2,733
Net decrease (increase) in Federal Home Loan Bank stock	2	(10)
Proceeds from the sale of premises and equipment and other real estate	646	768
Net (increase) decrease in loans	(21,896)	1,455
Purchases of premises and equipment	(461)	(2,642)
Net cash (used in) provided by investing activities	(5,284)	12,580
Cash flows from financing activities:
Net increase (decrease) in deposits	54,628	(21,919)
Net increase (decrease) in short-term borrowings	309	(454)
Treasury stock repurchases	(452)	—
Dividends paid	(370)	(253)
Net cash provided by (used in) financing activities	54,115	(22,626)
Net increase (decrease) in cash and cash equivalents	51,238	(4,740)
Cash and cash equivalents, beginning of period	57,030	49,599
Cash and cash equivalents, end of period	$108,268	$44,859
Supplemental disclosures:
Cash paid for:
Interest	$2,767	$3,228
Income taxes	185	151
Non-cash transactions:
Assets acquired in settlement of loans	854	782
Reissuance of treasury stock as compensation	444	42

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

In light of the changing economic outlook as a result of COVID-19, as well as other factors, in March 2020, the 10-year Treasury yield was reduced to historic lows, and the equity markets were significantly impacted. In response, the Federal Reserve reduced the target federal funds rate by 50 basis points on March 3, 2020, and then by an additional 100 basis points on March 15, 2020. These reductions in interest rates and other economic uncertainties that have arisen as a result primarily of the COVID-19 pandemic have negatively impacted net interest income, provisions for loan losses and noninterest income. Additional negative financial impacts could occur; however, the ultimate potential impact is not known at this time.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic shares	6,276,001	6,423,642	6,279,079	6,420,653
Dilutive shares	422,000	427,282	422,000	427,282
Diluted shares	6,698,001	6,850,924	6,701,079	6,847,935

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in Thousands, Except Per Share Data)
Net income	$404	$1,005	$1,251	$2,239
Basic net income per share	$0.07	$0.16	$0.20	$0.35
Diluted net income per share	$0.06	$0.15	$0.19	$0.33

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

Pending Accounting Pronouncements

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”  Issued in March 2020, ASU 2020-04 seeks to provide guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. ASU 2020-04 was issued in response to concerns about the structural risks of interbank offered rates, and, specifically, the risk that the London Interbank Offer Rate (LIBOR) will no longer be used. Regulators have begun reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. ASU 2020-04 provides temporary optional expedients to U.S. GAAP guidance on contract modifications, hedge accounting and other transactions that reference LIBOR or another reference rate expected to be discontinued. As the guidance in ASU 2020-04 is intended to assist entities during the global market-wide reference rate transition period, it is in effect for a limited time, from March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the potential discontinuance of LIBOR, and a determination cannot be made at this time as to the impact that the amendments of ASU 2020-04 or the reference rate reform will have on the Company’s consolidated financial statements.

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

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of June 30, 2020 and December 31, 2019 were as follows:

	Available-for-Sale
	June 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$31,638	$1,009	$(13)	$32,634
Commercial	52,201	858	(212)	52,847
Obligations of states and political subdivisions	6,211	113	(1)	6,323
Corporate notes	2,706	67	—	2,773
U.S. Treasury securities	81	—	—	81
Total	$92,837	$2,047	$(226)	$94,658

	Held-to-Maturity
	June 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$7,052	$105	$(4)	$7,153
Obligations of U.S. government-sponsored agencies	1,205	38	—	1,243
Obligations of states and political subdivisions	1,049	24	—	1,073
Total	$9,306	$167	$(4)	$9,469

	Available-for-Sale
	December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$46,182	$372	$(209)	$46,345
Commercial	43,686	73	(386)	43,373
Obligations of states and political subdivisions	4,123	95	—	4,218
U.S. Treasury securities	80	—	—	80
Total	$94,071	$540	$(595)	$94,016

	Held-to-Maturity
	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$8,923	$2	$(46)	$8,879
Obligations of U.S. government-sponsored agencies	4,324	5	(10)	4,319
Obligations of states and political subdivisions	1,093	15	—	1,108
Total	$14,340	$22	$(56)	$14,306

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of June 30, 2020 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$3,493	$3,523	$22	$22
Maturing after one to five years	4,655	4,802	765	783
Maturing after five to ten years	47,024	48,326	3,594	3,659
Maturing after ten years	37,665	38,007	4,925	5,005
Total	$92,837	$94,658	$9,306	$9,469

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following tables reflect gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2020 and December 31, 2019.

	Available-for-Sale
	June 30, 2020
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$1,414	$(6)	$866	$(7)
Commercial	4,415	(6)	3,469	(206)
Obligations of states and political subdivisions	1,139	(1)	146	—
U.S. Treasury securities	81	—	—	—
Total	$7,049	$(13)	$4,481	$(213)

	Held-to-Maturity
	June 30, 2020
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$771	$(4)	$—	$—
Total	$771	$(4)	$—	$—

	Available-for-Sale
	December 31, 2019
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$17,340	$(66)	$10,094	$(143)
Commercial	3,794	(25)	29,754	(361)
U.S. Treasury securities	80	—	—	—
Total	$21,214	$(91)	$39,848	$(504)

	Held-to-Maturity
	December 31, 2019
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$685	$—	$6,405	$(46)
Obligations of U.S. government-sponsored agencies	846	(4)	2,994	(6)
Total	$1,531	$(4)	$9,399	$(52)

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

As of June 30, 2020, 8 debt securities had been in a loss position for more than 12 months, and 11 debt securities had been in a loss position for less than 12 months. As of December 31, 2019, 69 debt securities had been in a loss position for more than 12 months, and 35 debt securities had been in a loss position for less than 12 months. As of both June 30, 2020 and December 31, 2019, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. There was a substantial decrease in interest rates during the first six months of 2020, including a 150-basis point reduction in the federal funds rate in March 2020. This resulted in significant increases in the fair value of debt securities and a corresponding decline in the number of securities in a loss position as of June 30, 2020 compared to December 31, 2019. Most of the securities in an unrealized loss position as of both June 30, 2020 and December 31, 2019 were residential or commercial mortgage-backed securities that are either direct obligations of the U.S. government or government-sponsored entities and, accordingly, have little associated credit risk. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of June 30, 2020 or December 31, 2019.

Investment securities with a carrying value of $64.4 million and $51.7 million as of June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and for other purposes.

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

As of June 30, 2020 and December 31, 2019, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	June 30, 2020
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$31,384	$—	$31,384
Secured by 1-4 family residential properties	88,549	4,461	93,010
Secured by multi-family residential properties	48,807	—	48,807
Secured by non-farm, non-residential properties	160,683	—	160,683
Commercial and industrial loans (1)	87,771	—	87,771
Consumer loans:
Direct consumer	7,340	25,959	33,299
Branch retail	—	33,000	33,000
Indirect sales (2)	89,932	—	89,932
Total loans	514,466	63,420	577,886
Less: Unearned interest, fees and deferred cost	578	4,823	5,401
Allowance for loan losses	4,568	1,855	6,423
Net loans	$509,320	$56,742	$566,062

	December 31, 2019
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$30,820	$—	$30,820
Secured by 1-4 family residential properties	98,971	5,566	104,537
Secured by multi-family residential properties	50,910	—	50,910
Secured by non-farm, non-residential properties	162,981	—	162,981
Commercial and industrial loans (1)	90,957	—	90,957
Consumer loans:
Direct consumer	7,816	30,224	38,040
Branch retail	—	32,305	32,305
Indirect sales (2)	—	45,503	45,503
Total loans	442,455	113,598	556,053
Less: Unearned interest, fees and deferred cost	262	4,786	5,048
Allowance for loan losses	3,483	2,279	5,762
Net loans	$438,710	$106,533	$545,243

(1)	Includes equipment financing leases.
(2)	Effective January 1, 2020, the Company transferred a total of $45.5 million of its indirect sales portfolio from ALC to the Bank.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 57.8% and 62.8% of the portfolio was concentrated in loans secured by real estate as of June 30, 2020 and December 31, 2019, respectively.

Loans with a carrying value of $32.6 million and $34.6 million were pledged as collateral to secure Federal Home Loan Bank (“FHLB”) borrowings as of June 30, 2020 and December 31, 2019, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments were $0.5 million and $0.9 million as of June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020, there were no new loans to these parties, and repayments by active related parties were $0.4 million. During the year ended December 31, 2019, there were $0.1 million of new loans to these parties, and repayments by active related parties were $22 thousand.

Acquired Loans

The Company acquired loans through the acquisition of The Peoples Bank (“TPB”) completed on August 31, 2018. At acquisition, certain acquired loans evidenced deterioration of credit quality since origination and it was probable that all contractually-required payments would not be collected.

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

The carrying amount of PCI loans, which is included within loans on the condensed consolidated balance sheet, is set forth in the table below as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(Dollars in Thousands)
Real estate loans:
Secured by 1-4 family residential properties	$200	$224
Outstanding balance	200	224
Fair value adjustment	(33)	(49)
Carrying amount, net of fair value adjustment	$167	$175

During both the six months ended June 30, 2020 and the year ended December 31, 2019, the Company did not recognize any accretable yield, or income expected to be collected, associated with these loans. Additionally, the Company did not increase or reverse the allowance for loan losses related to the remaining PCI loans.

Allowance for Loan Losses

The following tables present changes in the allowance for loan losses during the six months ended June 30, 2020 and 2019 and the related loan balances by loan type as of June 30, 2020 and 2019:

	As of and for the Six Months Ended June 30, 2020
	Construction, Land Development, and Other	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$197	$466	$422	$964	$1,377	$1,625	$395	$316	$5,762
Charge-offs	—	(42)	—	—	—	(962)	(221)	(38)	(1,263)
Recoveries	—	14	—	8	—	381	90	1	494
Provision	72	84	70	272	(448)	373	211	796	1,430
Ending balance	$269	$522	$492	$1,244	$929	$1,417	$475	$1,075	$6,423
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$13	$—	$—	$62	$3	$—	$—	$78
Collectively evaluated for impairment	269	509	492	1,244	867	1,414	475	1,075	6,345
Total allowance for loan losses	$269	$522	$492	$1,244	$929	$1,417	$475	$1,075	$6,423
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$785	$—	$2,748	$62	$25	$—	$—	$3,620
Collectively evaluated for impairment	31,384	92,058	48,807	157,935	87,709	33,274	33,000	89,932	574,099
Loans acquired with deteriorated credit quality	—	167	—	—	—	—	—	—	167
Total loans receivable	$31,384	$93,010	$48,807	$160,683	$87,771	$33,299	$33,000	$89,932	$577,886

	As of and for the Six Months Ended June 30, 2019
	Construction, Land Development, and Other	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$241	$346	$128	$831	$1,138	$1,799	$427	$145	$5,055
Charge-offs	—	(77)	—	—	—	(1,090)	(201)	(128)	(1,496)
Recoveries	—	15	—	—	3	334	59	2	413
Provision	(50)	105	38	(22)	63	646	151	184	1,115
Ending balance	$191	$389	$166	$809	$1,204	$1,689	$436	$203	$5,087
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$95	$16	$—	$—	$65	$12	$—	$—	$188
Collectively evaluated for impairment	96	373	166	809	1,139	1,677	436	203	4,899
Total allowance for loan losses	$191	$389	$166	$809	$1,204	$1,689	$436	$203	$5,087
Ending balance of loans receivable:
Individually evaluated for impairment	$421	$1,141	$—	$504	$65	$35	$—	$—	$2,166
Collectively evaluated for impairment	27,980	102,043	28,033	158,244	91,424	37,125	29,609	45,466	519,924
Loans acquired with deteriorated credit quality	—	170	—	—	—	—	—	—	170
Total loans receivable	$28,401	$103,354	$28,033	$158,748	$91,489	$37,160	$29,609	$45,466	$522,260

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

•

Doubtful (Risk Grade 8): Loans classified as doubtful have all of the weaknesses found in substandard loans, with the added characteristic that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable or improbable. Serious problems exist such that partial loss of principal is likely; however, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Such pending factors may include proposed merger, acquisition or liquidation procedures, capital injection, perfection of liens on additional collateral and refinancing plans. Loans classified as doubtful may include loans to borrowers that have demonstrated a history of failing to live up to agreements. The Company did not have any loans classified as Doubtful (Risk Grade 8) as of June 30, 2020 or December 31, 2019.

•

Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Company did not have any loans classified as Loss (Risk Grade 9) as of June 30, 2020 or December 31, 2019.

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of June 30, 2020:

	June 30, 2020
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$31,302	$77	$5	$31,384
Secured by multi-family residential properties	48,807	—	—	48,807
Secured by non-farm, non-residential properties	156,033	2,783	1,867	160,683
Commercial and industrial loans	86,129	1,186	456	87,771
Total	$322,271	$4,046	$2,328	$328,645
As a percentage of total loans	98.06%	1.23%	0.71%	100.00%

	June 30, 2020
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$91,012	$1,998	$93,010
Consumer loans:
Direct consumer	32,942	357	33,299
Branch retail	32,933	67	33,000
Indirect sales	89,873	59	89,932
Total	$246,760	$2,481	$249,241
As a percentage of total loans	99.00%	1.00%	100.00%

The above amounts include PCI loans. As of June 30, 2020, $0.2 million of PCI loans were classified as “Nonperforming.”

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2019:

	December 31, 2019
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$30,466	$354	$—	$30,820
Secured by multi-family residential properties	50,910	—	—	50,910
Secured by non-farm, non-residential properties	157,718	2,961	2,302	162,981
Commercial and industrial loans	88,463	714	1,780	90,957
Total	$327,557	$4,029	$4,082	$335,668
As a percentage of total loans	97.58%	1.20%	1.22%	100.00%

	December 31, 2019
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$102,176	$2,361	$104,537
Consumer loans:
Direct consumer	37,474	566	38,040
Branch retail	32,024	281	32,305
Indirect sales	45,503	—	45,503
Total	$217,177	$3,208	$220,385
As a percentage of total loans	98.54%	1.46%	100.00%

The above amounts include PCI loans. As of December 31, 2019, $0.2 million of PCI loans were classified as “Nonperforming.”

The following table provides an aging analysis of past due loans by class as of June 30, 2020:

	As of June 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$31,384	$31,384	$—
Secured by 1-4 family residential properties	97	31	96	224	92,786	93,010	—
Secured by multi-family residential properties	—	—	—	—	48,807	48,807	—
Secured by non-farm, non-residential properties	22	—	1,417	1,439	159,244	160,683	—
Commercial and industrial loans	58	12	—	70	87,701	87,771	—
Consumer loans:
Direct consumer	253	113	326	692	32,607	33,299	—
Branch retail	132	30	67	229	32,771	33,000	—
Indirect sales	166	—	59	225	89,707	89,932	—
Total	$728	$186	$1,965	$2,879	$575,007	$577,886	$—
As a percentage of total loans	0.13%	0.03%	0.34%	0.50%	99.50%	100.00%

The above amounts include PCI loans. As of June 30, 2020, $0.2 million of PCI loans were 60-89 days past due.

The following table provides an aging analysis of past due loans by class as of December 31, 2019:

	As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$30,820	$30,820	$—
Secured by 1-4 family residential properties	259	108	844	1,211	103,326	104,537	—
Secured by multi-family residential properties	—	—	—	—	50,910	50,910	—
Secured by non-farm, non-residential properties	30	—	1,419	1,449	161,532	162,981	—
Commercial and industrial loans	56	—	—	56	90,901	90,957	—
Consumer loans:
Direct consumer	387	287	531	1,205	36,835	38,040	—
Branch retail	444	189	281	914	31,391	32,305	—
Indirect sales	132	—	—	132	45,371	45,503	—
Total	$1,308	$584	$3,075	$4,967	$551,086	$556,053	$—
As a percentage of total loans	0.24%	0.11%	0.55%	0.89%	99.11%	100.00%

The above amounts include PCI loans. As of December 31, 2019, $0.2 million of PCI loans were 60-89 days past due.

The following table provides an analysis of non-accruing loans by class as of June 30, 2020 and December 31, 2019:

	Loans on Non-Accrual Status
	June 30, 2020	December 31, 2019
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$5	$8
Secured by 1-4 family residential properties	1,421	1,423
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	1,421	1,426
Commercial and industrial loans	106	27
Consumer loans:
Direct consumer	336	558
Branch retail	67	281
Indirect sales	59	—
Total loans	$3,415	$3,723

As of both June 30, 2020 and December 31, 2019, PCI loans comprised $0.2 million of nonaccrual loans.

COVID-19 Loan Deferments and Risk Identification

A significant amount of uncertainty continues to exist as to what the ultimate economic impact of the COVID-19 pandemic will be on the Company’s borrowers. In response to this uncertainty, during the first six months of 2020, the Company has increased qualitative factors in the calculation of the allowance for loan and lease losses. Although we believe that the allowance was sufficient to absorb losses in the portfolio based on circumstances existing as of June 30, 2020, management is continuing to closely monitor the Company’s loan portfolio for indications of credit deterioration, particularly with respect to those loans that have had payments deferred in connection with the pandemic, as well as those loans that management currently considers to potentially be more vulnerable (“at-risk”) as a result of the pandemic. The aggregate balances and categories of these loans are identified in the tables below. It should be noted that the tables below are not necessarily indicative of loans that have experienced credit deterioration; rather, they represent loans that are currently being given heightened attention by management as a result of the pandemic.

Loan Deferments

In accordance with section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Company implemented initiatives to provide short-term payment relief to borrowers who have been negatively impacted by COVID-19. Over 1,700 of the Company’s borrowers requested and were granted COVID-19 pandemic-related deferments by the Company during the six months ended June 30, 2020. Although the interpretive guidance defines short-term as six months, the deferments granted by the Company were generally for terms of 90 days or less. The table below summarizes all remaining COVID-19 loan payment deferments made by the Company as of June 30, 2020.

	As of June 30, 2020
	Number of Loans Deferred	Principal Balance of Loans Deferred	% of Portfolio Balance	Principal and Interest Deferments	Principal Only Deferments
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	7	$4,544	14.5%	$4,544	$—
Secured by 1-4 family residential properties	50	9,474	10.2%	8,078	1,396
Secured by multi-family residential properties	12	29,726	60.9%	15,523	14,203
Secured by non-farm, non-residential properties	49	42,797	26.6%	37,073	5,724
Commercial and industrial loans	9	1,460	1.7%	831	629
Consumer loans:
Direct consumer	442	2,188	6.6%	2,188	—
Branch retail	172	1,856	5.6%	1,856	—
Indirect sales	123	3,199	3.6%	3,199	—
Total loans	864	$95,244	16.5%	$73,292	$21,952

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

At-Risk Categories

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

Hotels/motels – These are loans that are secured by real estate and furniture, fixtures and equipment for hotel or motel facilities. This category may also include hotel or motel facilities that were under construction as of June 30, 2020 and for which the Company is financing the construction costs. While all loans in this category are to individual owner groups, 90% of the loan balance is to major franchises. The primary source of income for the borrowers comes from nightly occupancy of the facilities. Due to an overall decrease in travel during the COVID-19 pandemic, and due to restrictions on travel by many state and local governmental authorities, employers and other entities, the hotel industry has seen declines in occupancy rates, resulting in decreased revenue. Additionally, there is uncertainty as to when the public will have the confidence to utilize hotels and motels at the levels that the industry experienced prior to COVID-19. Therefore, these loans are currently considered by management to be of high-risk of potential loss.

Restaurants – These are loans that are secured by real estate, equipment and leasehold improvements for restaurant facilities. This category may also include restaurant facilities that were under construction as of June 30, 2020 and for which the Company is financing the construction costs. The restaurant category is comprised of franchised fast food restaurants, which account for 54% of the restaurants loan balance, and dine-in restaurants, which represent the remaining 46% of the loan balance. The primary source of income for the borrowers comes from the operation of the restaurant facilities. Fast food restaurants have shown the ability to adapt more quickly to governmental restrictions due to COVID-19 because of their established presence with drive-through business, and, therefore, are considered by management to be of moderate risk of potential loss. Dine-in restaurants, which rely more heavily on the presence of diners within the facilities, have had to adapt to decreased dining capacities, as well as offering a drive-up concept, in the current environment. Due to the greater impact that restrictions placed by governmental authorities have had on dine-in restaurants, these loans are currently considered by management to be of high-risk of potential loss.

Retail – These are loans that are generally secured by retail centers of various sizes. Typically, they have multiple retail-styled tenants. The tenants can range from national or regional retail outlets to small box retailers, restaurants, finance companies, hair and nail salons, and other similar retailers. The primary source of income for these borrowers is from the rental income of tenants that could be experiencing decreased business during the COVID-19 pandemic. These loans are currently considered by management to be of moderate-risk of potential loss.

1-4 family investment – These are loans that are generally secured by residential dwellings. The borrowers may be companies or individuals that have purchased 1-4 family property for the purpose of leasing the property to households as a residence. Lease terms are typically for 12 months. The primary source of income for the borrower is rental income from the tenant. The borrowers may hold the properties for an indefinite period of time or may sell the properties to similar investors of like properties. These loans are currently considered by management to be of moderate-risk of potential loss.

The table below summarizes the “at-risk” categories and the relative percentage of the Company’s loan portfolio for each as of June 30, 2020.

	June 30, 2020
	Balance of Risk Category	% of Total Loan Balance
	(Dollars in Thousands)
High-risk loan categories:
Hotels/motels	$10,410	1.8%
Dine-in restaurants	4,459	0.8%
Total high-risk loans	14,869	2.6%
Moderate-risk loan categories:
Fast food restaurants	5,326	0.9%
Retail	34,587	6.0%
1-4 family investment	21,874	3.8%
Total moderate-risk loans	61,787	10.7%
Total at-risk loans	$76,656	13.3%

Management will continue to evaluate credit exposures on these loans on an ongoing basis in accordance with the Company’s uniform framework for establishing and monitoring credit risk.

Paycheck Protection Program

Sections 1102 and 1106 of the CARES Act added a new loan program administered by the Small Business Administration (“SBA”) entitled the Paycheck Protection Program (“PPP”). The PPP is intended to provide economic relief to small businesses throughout the United States that have been adversely impacted by COVID-19. An Interim Final Rule related to the PPP was issued on April 2, 2020, and additional clarifications to the Interim Final Rule have been provided subsequently by the SBA. PPP loans are 100% guaranteed by the SBA and are forgivable in whole, or in part, if the proceeds are used by the borrower for payroll and other permitted purposes in accordance with the requirements of the PPP. If not forgiven in whole or in part, the loans carry a fixed interest rate of 1.00% per annum with payments deferred for the first six months of the loan. As compensation for originating a PPP loan, the Company receives lender processing fees from the SBA ranging from 1% to 5% of the original loan balance, depending on the size of the loan. Processing fees, net of origination costs, are deferred and amortized over the contractual life of the loan as interest income. Upon forgiveness of a loan by the SBA, any unrecognized net deferred fees will be recognized as interest income in that period.

PPP loans were initially originated for a term of two years; however, a June 5, 2020 amendment to the CARES Act (i) provided for a five-year minimum loan term for loans originated beginning on that date and (ii) permitted lenders and borrowers to amend loans previously issued under two-year terms to terms of five to ten years if mutually agreed upon by both the lender and the borrower. As of June 30, 2020, the Company had originated 158 PPP loans with an aggregate principal balance of $13.8 million. Of this amount, $13.7 million of the loans were originated under two-year terms, while $0.1 million of the loans were originated under five-year terms.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral. At the Bank, all loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. Loans of less than $0.5 million may also be impaired if in management’s judgement circumstances warrant impairment. At ALC, all loans of $50 thousand or more that are 90 days or more past due are identified for impairment analysis. As of both June 30, 2020 and December 31, 2019, there were $0.1 million of impaired loans with no related allowance recorded at ALC. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

As of June 30, 2020, the carrying amount of the Company’s impaired loans consisted of the following:

	June 30, 2020
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	932	932	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,748	2,748	—
Commercial and industrial	—	—	—
Direct consumer	—	—	—
Total loans with no related allowance recorded	$3,680	$3,680	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	20	20	13
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	62	62	62
Direct consumer	25	25	3
Total loans with an allowance recorded	$107	$107	$78
Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	952	952	13
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,748	2,748	—
Commercial and industrial	62	62	62
Direct consumer	25	25	3
Total impaired loans	$3,787	$3,787	$78

The above amounts include PCI loans. As of June 30, 2020, PCI loans comprised $0.2 million of impaired loans without a related allowance recorded.

As of December 31, 2019, the carrying amount of the Company’s impaired loans consisted of the following:

	December 31, 2019
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	984	984	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,877	1,877	—
Commercial and industrial	—	—	—
Direct consumer	—	—	—
Total loans with no related allowance recorded	$2,861	$2,861	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	21	21	14
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	206	206	206
Direct consumer	29	29	7
Total loans with an allowance recorded	$256	$256	$227
Total impaired loans
Loans secured by real estate	.
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	1,005	1,005	14
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,877	1,877	—
Commercial and industrial	206	206	206
Direct consumer	29	29	7
Total impaired loans	$3,117	$3,117	$227

The above amounts include PCI loans. As of December 31, 2019, PCI loans comprised $0.2 million of impaired loans without a related allowance recorded.

The average net investment in impaired loans and interest income recognized and received on impaired loans during the six months ended June 30, 2020 and the year ended December 31, 2019 were as follows:

	Six Months Ended June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	890	5	4
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,754	14	14
Commercial and industrial	86	3	3
Direct consumer	26	1	2
Total	$3,756	$23	$23

	Year Ended December 31, 2019
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$181	$—	$—
Secured by 1-4 family residential properties	1,021	48	48
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	645	29	29
Commercial and industrial	991	7	7
Direct consumer	38	2	2
Total	$2,876	$86	$86

Loans on which the accrual of interest has been discontinued amounted to $3.4 million and $3.7 million as of June 30, 2020 and December 31, 2019, respectively. If interest on those loans had been accrued, there would have been $45 thousand and $41 thousand of interest accrued for the periods ended June 30, 2020 and December 31, 2019, respectively. Interest income related to these loans for the six months ended June 30, 2020 and the year ended December 31, 2019 was $27 thousand and $147 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were no loans modified with concessions granted during the six months ended June 30, 2020 or the year ended December 31, 2019. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of June 30, 2020 and December 31, 2019, the Company had $12 thousand and $16 thousand, respectively, of non-accruing loans that were previously restructured and that remained on non-accrual status. For both the six months ended June 30, 2020 and the year ended December 31, 2019, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides, as of June 30, 2020 and December 31, 2019, the number of loans remaining in each loan category that the Company had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	June 30, 2020			December 31, 2019
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	1	$107	$—	1	$107	$62
Secured by 1-4 family residential properties	2	59	13	2	59	14
Commercial loans	2	116	55	2	116	60
Total	5	$282	$68	5	$282	$136

As of June 30, 2020 and December 31, 2019, no loans that previously had been modified in a troubled debt restructuring had defaulted subsequent to modification.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $1 thousand as of both June 30, 2020 and December 31, 2019.

5.	OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the six months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
	(Dollars in Thousands)
Beginning balance	$1,078	$1,505
Additions (1)	293	262
Sales proceeds	(358)	(483)
Gross gains	38	39
Gross losses	(38)	(27)
Net gains	—	12
Impairment	(10)	(38)
Ending balance	$1,003	$1,258

(1)	Additions to other real estate owned (“OREO”) include transfers from loans, other assets and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was $0.1 million as of both June 30, 2020 and 2019. In addition, the Company did not hold any consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of both June 30, 2020 and 2019.

Repossessed Assets

In addition to the other real estate and other assets acquired in foreclosure, the Company also acquires assets through the repossession of the underlying collateral of loans in default. The following table summarizes repossessed asset activity as of the six months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
	(Dollars in Thousands)
Beginning balance	$256	$229
Transfers from loans	561	520
Sales proceeds	(270)	(278)
Gross gains	—	2
Gross losses	(286)	(227)
Net losses	(286)	(225)
Impairment	—	—
Ending balance	$261	$246

Repossessed assets are included in Other Assets in the Company’s condensed consolidated balance sheet.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded goodwill associated with its acquisition of TPB in 2018. As of both June 30, 2020 and December 31, 2019, goodwill totaled $7.4 million. Goodwill must be tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the implied fair value of goodwill is lower than its carrying amount, impairment is indicated, and the goodwill must be written down to its implied fair value.

The Company’s annual test date for goodwill impairment is October 1; however, goodwill may be tested between annual test dates if events or changes in circumstances indicate that it is more likely than not that goodwill is impaired. Factors that are considered when evaluating whether it is more likely than not that goodwill is impaired may include (but are not limited to) significant and sustained reductions in stock price, significant earnings deterioration below forecasted levels, significant deterioration in the credit quality of borrowers, changes in the overall business outlook for an organization, losses in operating cash flows and significant impairment losses recognized by competitors.

Based on a number of considerations, as of June 30, 2020, the Company’s management concluded that circumstances did not indicate that it was more likely than not that goodwill was impaired. Accordingly, the Company’s goodwill was not tested for impairment as of June 30, 2020. However, the ultimate economic impact of the COVID-19 pandemic on the Company’s operations, as well as its stock price, is not yet known. The COVID-19 pandemic and resulting economic implications, including changes in the interest rate environment and potential implications on credit quality, have impacted the Company’s operations and earnings during the course of the first six months of 2020. In addition, the Company’s stock price has remained at discounted levels since the onset of the pandemic in March 2020. Should the Company’s future operations and/or stock price be negatively impacted for a sustained period of time, management may determine that goodwill testing at an interim period between annual testing dates is appropriate.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $2.0 million were recorded during 2018 as part of the TPB acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) as of June 30, 2020 were as follows:

June 30, 2020
(Dollars in Thousands)
Goodwill	$7,435
Core deposit intangible:
Gross carrying amount	2,048
Accumulated amortization	(878)
Core deposit intangible, net	1,170
Total	$8,605

The Company’s estimated remaining amortization expense on intangibles as of June 30, 2020 was as follows:

Amortization Expense
(Dollars in Thousands)
2020	$195
2021	341
2022	268
2023	195
2024	122
2025	49
Total	$1,170

The net carrying amount of the Company’s core deposit premiums is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use and eventual disposition. That assessment is based on the carrying amount of the intangible assets subject to amortization at the date on which it is tested for recoverability. Intangible assets subject to amortization are tested by the Company for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

7.	BORROWINGS

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, and short-term FHLB advances with original maturities of one year or less. Short-term borrowings totaled $10.3 million and $10.0 million as of June 30, 2020 and December 31, 2019, respectively.

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both June 30, 2020 and December 31, 2019, there were no federal funds purchased outstanding. The Bank had $61.7 million in available unused lines of credit with correspondent banks and the Federal Reserve as of both June 30, 2020 and December 31, 2019.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of June 30, 2020 and December 31, 2019 totaled $0.3 million and $25 thousand, respectively.

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of both June 30, 2020 and December 31, 2019, the Bank had $10.0 million in outstanding FHLB advances with original maturities of less than one year.

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both June 30, 2020 and December 31, 2019, the Company did not have any long-term FHLB advances outstanding.

Assets pledged (including loans and investment securities) associated with FHLB advances totaled $32.6 million and $34.6 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, the Bank had $216.5 million and $211.5 million, respectively, in remaining credit from the FHLB (subject to available collateral).

8.	INCOME TAXES

The provision for income taxes was $0.4 million and $0.7 million for the six-month periods ended June 30, 2020 and 2019, respectively. The Company’s effective tax rate was 23.3% and 22.5%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $2.4 million and $2.8 million as of June 30, 2020 and December 31, 2019, respectively. The decrease in the net deferred tax asset resulted primarily from the impact of changes in the fair value of securities available-for-sale, combined with reductions in net operating loss carryforwards and other book-to-tax temporary differences.

9.	DEFERRED COMPENSATION PLANS

The Company has entered into supplemental retirement compensation benefits agreements with certain directors and former executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.2 million as of both June 30, 2020 and December 31, 2019.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of June 30, 2020 and December 31, 2019, a total of 104,794 and 124,392 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

10.	STOCK AWARDS

In accordance with the 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Stock-based compensation expense related to stock awards totaled $0.2 million and $0.1 million for the six-month periods ended June 30, 2020 and 2019, respectively.

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

	2020	2019
Risk-free interest rate	1.24%	2.59%
Expected term (in years)	7.5	7.5
Expected stock price volatility	28.9%	30.9%
Dividend yield	1.25%	1.25%
Fair value of stock option	3.34	3.30

The following table summarizes the Company’s stock option activity for the periods presented.

	Six Months Ended
	June 30, 2020		June 30, 2019
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	412,800	$9.72	377,950	$9.80
Granted	10,200	11.95	66,150	10.01
Exercised	666	10.75	—	—
Expired	—	—	—	—
Forfeited	334	10.75	16,819	11.39
Options outstanding, end of period	422,000	$9.77	427,281	$9.77
Options exercisable, end of period	353,183	$9.59	309,682	$9.20

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was approximately zero and $0.3 million as of June 30, 2020 and 2019, respectively.

Restricted Stock

During the six months ended June 30, 2020 and 2019, respectively, 28,460 shares and 5,520 shares of restricted stock were granted. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

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

The following table provides a summary of the components of lease expense, as well as the reporting location in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019:

	Location in the Condensed	Three Months Ended		Six Months Ended
	Consolidated Statements of Operations	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
		(Dollars in Thousands)		(Dollars in Thousands)
Operating lease expense (1)	Net occupancy and equipment	$212	$210	$423	$420
Operating lease income (2)	Other income, net	$212	$212	$424	$421

(1)	Includes short-term lease costs. For the three- and six-month periods ended June 30, 2020 and 2019, short-term lease costs were nominal in amount.
(2)	Operating lease income includes rental income from owned properties.

The following table provides supplemental lease information for operating leases on the Condensed Consolidated Balance Sheet as of June 30, 2020:

	Location in the Condensed
	Consolidated Balance Sheet	June 30, 2020
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$3,269
Operating lease liabilities	Other liabilities	$3,312
Weighted-average remaining lease term (in years)		6.28
Weighted-average discount rate		3.14%

The following table provides supplemental lease information for the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30, 2020	June 30, 2019
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$373	$385

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of June 30, 2020:

Minimum Rental Payments
(Dollars in Thousands)
2020	$352
2021	628
2022	558
2023	458
2024	438
2025 and thereafter	1,276
Total future minimum lease payments	$3,710
Less: Imputed interest	398
Total operating lease liabilities	$3,312

12.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of certain balance sheet assets and liabilities. In the normal course of business, the Company also uses derivative financial instruments to add stability to interest income or expense and to manage its exposure to movements in interest rates. The Company does not use derivatives for trading or speculative purposes and only enters into transactions that have a qualifying hedge relationship. The Company’s hedging strategies involving interest rate derivatives are classified as either cash flow hedges or fair value hedges, depending upon the rate characteristic of the hedged item.

Cash Flow Hedges

Effective July 8, 2019, the Bank entered into a forward interest rate swap contract on certain variable-rate money market deposit accounts (indexed to the Federal Funds effective rate’s daily weighted average) with a total notional amount of $10.0 million. The money market account balances are expected to exceed $10 million for the next seven years, and the rates on these deposits are anticipated to move closely with changes in one-month LIBOR, or a comparable benchmark interest rate. The interest rate swap was designated as a derivative instrument in a cash flow hedge with the objective of converting the floating interest payments to a fixed rate throughout the seven-year period beginning on July 8, 2019 and ending on July 8, 2026. Under the swap arrangement, the Bank will pay a fixed interest rate of 1.790% and receive a variable interest rate based on one-month LIBOR, or a comparable benchmark interest rate, on the notional amount of $10.0 million, with monthly net settlements.

Effective July 22, 2019, the Bank entered into a forward interest rate swap contract on certain variable-rate money market deposit accounts (indexed to the Federal Funds effective rate’s daily weighted average) with a total notional amount of $10.0 million. The money market account balances are expected to exceed $10 million for the next five years, and the rates on these deposits are anticipated to move closely with changes in one-month LIBOR, or a comparable benchmark interest rate. The interest rate swap was designated as a derivative instrument in a cash flow hedge with the objective of converting the floating interest payments to a fixed rate throughout the five-year period beginning on July 22, 2019 and ending on July 22, 2024. Under the swap arrangement, the Bank will pay a fixed interest rate of 1.698% and receive a variable interest rate based on one-month LIBOR, or a comparable benchmark interest rate, on the notional amount of $10.0 million, with monthly net settlements.

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

The following amounts were recorded on the condensed consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

Location in the Condensed Consolidated Balance Sheet in Which the Hedged	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Item is Included	June 30, 2020
	(Dollars in Thousands)
Loans and leases, net of allowance for loan and lease losses (1)	$39,291	$900

(1)

These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of June 30, 2020, the amortized cost basis of the closed portfolios used in these hedging relationships was $38.4 million, the cumulative basis adjustments associated with these hedging relationships were $0.9 million, and the amounts of the designated hedged items were $20.0 million.

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

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended June 30, 2020:
Net interest income	$6,442	$2,174	$7	$—	$8,623
Provision for loan losses	530	320	—	—	850
Total non-interest income	1,251	191	784	(896)	1,330
Total non-interest expense	6,110	2,091	538	(158)	8,581
Income before income taxes	1,053	(46)	253	(738)	522
Provision for income taxes	220	(14)	(88)	—	118
Net income	$833	$(32)	$341	$(738)	$404
Other significant items:
Total assets	$848,376	$60,044	$90,684	$(153,357)	$845,747
Total investment securities	103,883	—	81	—	103,964
Total loans, net	561,253	56,742	—	(51,933)	566,062
Goodwill and core deposit intangible, net	8,605	—	—	—	8,605
Investment in subsidiaries	—	—	84,718	(84,718)	—
Fixed asset additions	223	5	—	—	228
Depreciation and amortization expense	376	31	—	—	407
Total interest income from external customers	6,872	2,907	1	—	9,780
Total interest income from affiliates	733	—	6	(739)	—
For the six months ended June 30, 2020:
Net interest income	$12,922	$4,574	$13	$—	$17,509
Provision for loan losses	778	652	—	—	1,430
Total non-interest income	2,345	428	2,018	(2,164)	2,627
Total non-interest expense	12,266	4,260	894	(345)	17,075
Income before income taxes	2,223	90	1,137	(1,819)	1,631
Provision for income taxes	494	37	(151)	—	380
Net income	$1,729	$53	$1,288	$(1,819)	$1,251
Other significant items:
Fixed asset additions	442	19	—	—	461
Depreciation and amortization expense	742	64	—	—	806
Total interest income from external customers	14,129	6,047	1	—	20,177
Total interest income from affiliates	1,473	—	12	(1,485)	—

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended June 30, 2019:
Net interest income	$5,986	$3,240	$7	$—	$9,233
Provision for loan losses	90	625	—	—	715
Total non-interest income	1,108	228	1,384	(1,429)	1,291
Total non-interest expense	5,798	2,366	493	(153)	8,504
Income before income taxes	1,206	477	898	(1,276)	1,305
Provision for income taxes	249	121	(70)	—	300
Net income	$957	$356	$968	$(1,276)	$1,005
Other significant items:
Total assets	$778,252	$107,911	$89,102	$(198,094)	$777,171
Total investment securities	136,569	—	80	—	136,649
Total loans, net	501,177	104,007	—	(93,669)	511,515
Goodwill and core deposit intangible, net	9,056	—	—	—	9,056
Investment in subsidiaries	5	—	83,436	(83,436)	5
Fixed asset additions	887	64	—	—	951
Depreciation and amortization expense	361	35	—	—	396
Total interest income from external customers	6,476	4,447	—	—	10,923
Total interest income from affiliates	1,206	—	7	(1,213)	—
For the six months ended June 30, 2019:
Net interest income	$11,995	$6,398	$13	$—	$18,406
Provision for loan losses	90	1,025	—	—	1,115
Total non-interest income	2,186	447	2,965	(3,042)	2,556
Total non-interest expense	11,631	4,734	920	(328)	16,957
Income before income taxes	2,460	1,086	2,058	(2,714)	2,890
Provision for income taxes	511	264	(124)	—	651
Net income	$1,949	$822	$2,182	$(2,714)	$2,239
Other significant items:
Fixed asset additions	2,564	78	—	—	2,642
Depreciation and amortization expense	728	68	—	—	796
Total interest income from external customers	12,969	8,766	1	—	21,736
Total interest income from affiliates	2,367	—	12	(2,379)	—

14.	OTHER OPERATING INCOME AND EXPENSE

Other Operating Income

Other operating income for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in Thousands, Except Per Share Data)
Bank-owned life insurance	$107	$108	$215	$214
Auto Club revenue	18	62	53	100
ATM fee income	116	111	216	215
Wire transfer fees	15	11	28	22
Other income	52	41	167	119
Total	$308	$333	$679	$670

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

All of the Company’s revenue that is subject to ASC Topic 606 is included in non-interest income; however, not all non-interest income is subject to ASC Topic 606. Revenue earned by the Company that is subject to ASC Topic 606 primarily consists of service and other charges on deposit accounts, mortgage fees from secondary market transactions at the Bank, ATM fee income and other non-interest income. Revenue generated from these sources for the six-month periods ended June 30, 2020 and 2019 was $1.4 million and $1.6 million, respectively, and for the three-month periods ended June 30, 2020 and 2019 was $0.6 million and $0.8 million, respectively. All sources of the Company’s revenue subject to ASC Topic 606 are transaction-based, and revenue is recognized at the time at which the transaction is executed, which is the same time at which the Company’s performance obligation is satisfied. The Company had no contract liabilities or unsatisfied performance obligations with customers as of June 30, 2020.

Other Operating Expense

Other operating expense for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in Thousands, Except Per Share Data)
Postage, stationery and supplies	$218	$212	$432	$450
Telephone/data communication	229	205	452	418
Advertising and marketing	42	58	86	92
Travel and business development	23	102	149	213
Collection and recoveries	60	20	145	100
Other services	85	71	176	143
Insurance expense	141	153	303	315
FDIC insurance and state assessments	116	39	196	158
Loss on sale of fixed assets	121	134	287	219
Core deposit intangible amortization	109	128	219	256
Other real estate/foreclosure expense, net	22	31	41	89
Other expense	402	456	744	939
Total	$1,568	$1,609	$3,230	$3,392

15.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

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

	June 30, 2020	December 31, 2019
	(Dollars in Thousands)
Standby letters of credit	$180	$180
Standby performance letters of credit	$555	$647
Commitments to extend credit	$93,733	$96,967

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of June 30, 2020 and December 31, 2019, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates accrued liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies’ incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both June 30, 2020 and December 31, 2019. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the six months ended June 30, 2020 or the year ended December 31, 2019.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019. There were no liabilities measured at fair value on a recurring basis as of December 31, 2019.

	Fair Value Measurements as of June 30, 2020 Using
	Totals At June 30, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$32,634	$—	$32,634	$—
Commercial	52,847	—	52,847	—
Obligations of states and political subdivisions	6,323	—	6,323	—
Corporate notes	2,773	—	2,773	—
U.S. Treasury securities	81	—	81	—
Other liabilities - derivatives	2,915	—	2,915	—

	Fair Value Measurements as of December 31, 2019 Using
	Totals At December 31, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$46,345	$—	$46,345	$—
Commercial	43,373	—	43,373	—
Obligations of states and political subdivisions	4,218	—	4,218	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	301	—	301	—

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

OREO and Other Assets Held-for-Sale

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

As of June 30, 2020, included within OREO were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Bank that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value. These assets were included within other assets on the balance sheet as of December 31, 2019.

The following table presents the balances of impaired loans, OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019:

	Fair Value Measurements as of June 30, 2020 Using
	Totals At June 30, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$29	$—	$—	$29
OREO and other assets held-for-sale	1,003	—	—	1,003

	Fair Value Measurements as of December 31, 2019 Using
	Totals At December 31, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$29	$—	$—	$29
OREO and other assets held-for-sale	1,276	—	—	1,276

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2020. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of June 30, 2020 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value June 30, 2020	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$29	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

OREO and other assets held-for-sale	$1,003	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

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

Other Assets Held-for-Sale

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

Cash, due from banks and federal funds sold – The carrying amount of cash, due from banks and federal funds sold approximates fair value.

Federal Home Loan Bank stock – Based on the redemption provision of the FHLB, the stock has no quoted market value and is carried at cost.

Investment securities – Fair values of investment securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on market prices of comparable instruments.

Derivative instruments – The fair value of derivative instruments is based on information obtained from a third-party financial institution. This information is periodically evaluated by the Company and, as necessary, corroborated against other third-party information.

Accrued interest receivable and payable – The carrying amount of accrued interest approximates fair value.

Loans, net – The fair value of loans is estimated on an exit price basis incorporating contractual cash flow, prepayment discount spreads, credit loss and liquidity premiums.

Demand and savings deposits – The fair values of demand deposits are equal to the carrying value of such deposits. Demand deposits include non-interest-bearing demand deposits, savings accounts, NOW accounts and money market demand accounts.

Time deposits – The fair values of relatively short-term time deposits are equal to their carrying values. Discounted cash flows are used to value long-term time deposits. The discount rate used is based on interest rates currently offered by the Company on comparable deposits as to amount and term.

Short-term borrowings – These borrowings may consist of federal funds purchased, securities sold under agreements to repurchase and the floating rate borrowings from the FHLB account. Due to the short-term nature of these borrowings, fair values approximate carrying values.

Long-term debt – The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of the determination date.

Off-balance sheet instruments – The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$108,268	$108,268	$108,268	$—	$—
Investment securities available-for-sale	94,658	94,658	—	94,658	—
Investment securities held-to-maturity	9,306	9,469	—	9,469	—
Federal funds sold	80	80	—	80	—
Federal Home Loan Bank stock	1,135	1,135	—	—	1,135
Loans, net of allowance for loan losses	566,062	577,172	—	—	577,172
Liabilities:
Deposits	738,290	741,062	—	741,062	—
Short-term borrowings	10,334	10,334	—	10,334	—
Other liabilities - derivatives	2,915	2,915	—	2,915	—

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$57,030	$57,030	$57,030	$—	$—
Investment securities available-for-sale	94,016	94,016	—	94,016	—
Investment securities held-to-maturity	14,340	14,306	—	14,306	—
Federal funds sold	10,080	10,080	—	10,080	—
Federal Home Loan Bank stock	1,137	1,137	—	—	1,137
Loans, net of allowance for loan losses	545,243	559,911	—	—	559,911
Other assets - derivatives	301	301	—	301	—
Liabilities:
Deposits	683,662	682,828	—	682,828	—
Short-term borrowings	10,025	10,025	—	10,025	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares” and, together with its subsidiaries, the “Company”), is a bank holding company with its principal offices in Birmingham, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of June 30, 2020, the Bank operated and served its customers through 20 banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill and Ewing, Virginia. In addition, the Bank operates loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area. The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals. In July 2020, the Bank permanently closed one banking office in Thomasville, Alabama.

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

Delivery of the best possible financial services to customers remains an overall operational focus of the Company. The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 285 full-time equivalent employees (as of June 30, 2020), to ensure customer satisfaction and convenience.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of June 30, 2020 to December 31, 2019, while comparing income and expense for the three- and six-month periods ended June 30, 2020 and 2019.

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

RECENT MARKET CONDITIONS: COVID-19 PANDEMIC

During the first quarter of 2020, an outbreak of a novel strain of coronavirus (COVID-19) spread to a number of countries around the world, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in the Company’s markets. In response to the pandemic, the governments of the states in which both the Bank and ALC have retail offices and lending operations have taken preventive or protective actions, including imposing restrictions on business operations and travel, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been determined to be non-essential.

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

In light of the changing economic outlook as a result of COVID-19, as well as other factors, in March 2020, the 10-year Treasury yield was reduced to historic lows, and the equity markets were significantly impacted. In response, the Federal Reserve reduced the target federal funds rate by 150 basis points. These reductions in interest rates and other economic uncertainties that have arisen as a result primarily of the COVID-19 pandemic have and are likely to continue to negatively impact net interest income, provisions for loan losses and noninterest income. Additional negative financial impacts could occur; however, the ultimate potential impact is not known at this time.

EXECUTIVE OVERVIEW

Response to the COVID-19 Pandemic and the CARES Act

Loan Deferments and Credit Risk Identification

In accordance with section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Company implemented initiatives to provide short-term payment relief to borrowers who have been negatively impacted by COVID-19. Over 1,700 of the Company’s borrowers requested and were granted COVID-19 pandemic-related deferments by the Company during the six months ended June 30, 2020. Although the interpretive guidance defines short-term as six months, the deferments granted by the Company were generally for terms of 90 days or less. As of June 30, 2020, 864 borrowers with an aggregate principal balance totaling approximately $95.3 million had active loan payment deferments. Of the active deferments granted by the Company as of June 30, 2020, approximately $73.3 million of the aggregate principal balance, or 77.0%, were deferments of both principal and interest payments, while $22.0 million, or 23.0%, were deferments of principal payments only. In accordance with the interpretive guidance from banking regulatory agencies, the Company’s management has granted the COVID-19 loan deferments on a good faith basis to borrowers who were current on their payments prior to the payment relief. More COVID-19-related payment deferments are expected to be granted by the Company during the third quarter of 2020. The ultimate amount of such deferments cannot be predicted as of the date of this report.

With respect to credit risk, management has also identified certain categories of loans that it currently believes to be “at-risk” of potential credit loss based on circumstances associated with the COVID-19 pandemic. Management has further subdivided the “at-risk” categories into those deemed to be of “high-risk” and those deemed to be of “moderate-risk.”  The categories considered to be of “high-risk” in the current environment include loans collateralized by hotels/motels and dine-in restaurants.  Loans in the “high-risk” category totaled $14.9 million as of June 30, 2020, or 2.6% of the portfolio.  The “moderate-risk” category includes loans collateralized by fast food restaurants, retail centers and 1-4 family investment properties. “Moderate-risk” loans totaled $61.8 million, or 10.7% of the Company’s loan portfolio as of June 30, 2020.

Refer to Note 4 in the Notes to Interim Condensed Consolidated Financial Statements (Unaudited) contained herein under the heading “COVID-19 Loan Deferments and Risk Identification” for additional details related to COVID-19 deferred loan payments and loans considered to be “at-risk.”

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

Paycheck Protection Program

Sections 1102 and 1106 of the CARES Act added a new loan program administered by the Small Business Administration (“SBA”) entitled the Paycheck Protection Program (“PPP”). The PPP is intended to provide economic relief to small businesses throughout the United States that have been adversely impacted by COVID-19. An Interim Final Rule related to the PPP was issued on April 2, 2020, and additional clarifications to the Interim Final Rule have been provided subsequently by the SBA. PPP loans are 100% guaranteed by the SBA and are forgivable in whole, or in part, if the proceeds are used by the borrower for payroll and other permitted purposes in accordance with the requirements of the PPP. If not forgiven in whole or in part, the loans carry a fixed interest rate of 1.00% per annum with payments deferred for the first six months of the loan. As compensation for originating a PPP loan, the Company receives lender processing fees from the SBA ranging from 1% to 5% of the original loan balance, depending on the size of the loan. Processing fees, net of origination costs, are deferred and amortized over the contractual life of the loan as interest income. Upon forgiveness of a loan by the SBA, any unrecognized net deferred fees will be recognized as interest income in that period.

PPP loans were initially originated for a term of two years; however, a June 5, 2020 amendment to the CARES Act (i) provided for a five-year minimum loan term for loans originated beginning on that date and (ii) permitted lenders and borrowers to amend loans previously issued under two-year terms to terms of five to ten years if mutually agreed upon by both the lender and the borrower. As of June 30, 2020, the Company had originated 158 PPP loans with an aggregate principal balance of $13.8 million.  Of this amount, $13.7 million of the loans were originated under two-year terms, while $0.1 million of the loans were originated under five-year terms.

Earnings Highlights

The Company earned net income of $0.4 million, or $0.06 per diluted common share, during the three months ended June 30, 2020, compared to $1.0 million, or $0.15 per diluted common share, for the three months ended June 30, 2019. For the six months ended June 30, 2020, net income totaled $1.3 million, or $0.19 per diluted common share, compared to $2.2 million, or $0.33 per diluted common share, for the corresponding six-month period of 2019.

Summarized condensed consolidated statements of operations are included below for the three- and six-month periods ended June 30, 2020 and 2019, respectively.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
Interest income	$9,780	$10,923	$20,177	$21,736
Interest expense	1,157	1,690	2,668	3,330
Net interest income	8,623	9,233	17,509	18,406
Provision for loan and lease losses	850	715	1,430	1,115
Net interest income after provision for loan and lease losses	7,773	8,518	16,079	17,291
Non-interest income	1,330	1,291	2,627	2,556
Non-interest expense	8,581	8,504	17,075	16,957
Income before income taxes	522	1,305	1,631	2,890
Provision for income taxes	118	300	380	651
Net income	$404	$1,005	$1,251	$2,239

The following discussion summarizes the most significant activity that drove changes in the Company’s net income during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.

Net Interest Income

Net interest income decreased $0.9 million comparing the six months ended June 30, 2020 to the six months ended June 30, 2019, primarily due to margin compression, as interest-earning assets repriced more quickly than interest-bearing liabilities following the 150-basis point reduction in the federal funds rate in March. Net interest margin decreased 38 basis points comparing the six months ended June 30, 2020 to the six months ended June 30, 2019.

The COVID-19 pandemic has reduced economic activity and increased liquidity amongst deposit customers, consequently increasing the Company’s cash balances significantly during the six-month period ended June 30, 2020. In the current environment, the excess cash balances earn low yields, which has put significant downward pressure on net interest margin. In addition, higher-yielding direct consumer loans at ALC decreased during the six months ended June 30, 2020 due to reduced economic activity and greater availability of cash amongst consumer borrowers. The decrease in direct consumer volume is contrary to historical seasonal trends at ALC.

During the first half of 2020, management has made efforts to reprice deposit products in a manner consistent with the declining interest rate environment. The weighted average annualized rate paid for interest-bearing liabilities decreased to 0.92% for the six-month period ended June 30, 2020, compared to 1.14% for the same period of 2019. Annualized total funding costs (including both interest-bearing and non-interest-bearing deposits and borrowings) decreased to 0.75% for the six months ended June 30, 2020, compared to 0.96% for corresponding period of 2019. If the current interest rate environment continues, management expects to further reduce interest costs as interest-bearing liabilities continue to reprice.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $1.4 million during the six months ended June 30, 2020, compared to $1.1 million during the six months ended June 30, 2019, and the ratio of net charge-offs to average loans was 0.28% annualized and 0.43% annualized for the respective periods. Although net charge-off experience improved, due to uncertainty related to the ultimate economic impact of the pandemic, the Company continued to increase qualitative factors in the calculation of the allowance for loan and lease losses, resulting in increased loan loss provisioning during the six-month period ended June 30, 2020. The allowance as a percentage of total loans increased to 1.15% (excluding PPP loans, which are guaranteed by the SBA) as of June 30, 2020, compared to 0.98% as of June 30, 2019.

In accordance with relevant accounting guidance for smaller reporting companies, the Company has not yet adopted the Current Expected Credit Loss (CECL) accounting model for the calculation of credit losses. Management believes that the allowance for loan and lease losses as of June 30, 2020, which was calculated under an incurred loss model, was sufficient to absorb losses in the Company’s loan portfolio based on circumstances existing as of the balance sheet date. However, the economic environment as a result of the COVID-19 pandemic remains uncertain, and accordingly, management will continue to closely monitor the impact of changing economic circumstances on the Company’s loan portfolio.

Non-interest Income

Non-interest income increased by $0.1 million comparing the first half of 2020 to the first half of 2019. However, as a result of reduced economic activity, the Company did experience reductions in certain components of non-interest income, including service charges and credit insurance income, during the first six months of 2020 as compared to the same period of 2019. These reductions, which totaled approximately $0.3 million, were offset by gains on the sale of investment securities of approximately $0.3 million during the six months ended June 30, 2020.

Non-interest Expense

Non-interest expense remained relatively consistent, totaling $17.1 million for the six months ended June 30, 2020, compared to $17.0 million for the six months ended June 30, 2019.

Provision for Income Taxes

The Company’s effective tax rate was 23.3% for the six months ended June 30, 2020, an increase from 22.5% for the six months ended June 30, 2019.

Balance Sheet Management

The Company’s asset base increased during the first half of 2020. As of June 30, 2020, assets totaled $845.7 million, compared to $788.7 million as of December 31, 2019.  The discussion below presents significant balance sheet components comparing June 30, 2020 to December 31, 2019.

Loans and Credit Quality

Gross loans increased by $21.8 million during the six months ended June 30, 2020. Growth in indirect sales lending totaled $44.4 million during this period. The Company’s indirect sales portfolio is comprised of loans secured by collateral that generally includes recreational vehicles, campers, boats and horse trailers. Effective January 1, 2020, the portfolio was transferred from ALC to the Bank, and, during the pandemic, demand for this financing grew substantially as consumers sought alternatives to more traditional travel and leisure activities. The Company currently operates this lending in 11 states located in the southeastern United States. Management believes that the movement of this portfolio under the Bank’s brand has afforded and will continue to afford greater opportunity for growth and diversification of the portfolio over time.

In addition to indirect lending, the Bank’s commercial lending activities resulted in growth of $13.8 million from the PPP. Loan growth during the quarter was partially offset by decreases in real estate loans totaling $15.4 million, in the Bank’s commercial and industrial portfolio totaling $17.0 million and in consumer lending, primarily through ALC’s branch system, totaling $4.0 million.

Nonperforming assets, including loans in non-accrual status and other real estate owned (OREO), decreased to $4.4 million as June 30, 2020, compared to $4.8 million as of  December 31, 2019. As a percentage of total assets, non-performing assets totaled 0.52% as of June 30, 2020, compared to 0.61% as of December 31, 2019.

Investment Securities

The investment securities portfolio continues to provide the Company with additional liquidity and allows management to fund a portion of loan growth from the maturity and payoff of securities within the portfolio. As of June 30, 2020, the investment securities portfolio totaled $104.0 million, compared to $108.4 million as of December 31, 2019. Management monitors its liquidity position, including forecasted expectations related to loan growth, when making determinations about whether to re-invest in the securities portfolio.

Deposits and Borrowings

Deposits totaled $738.3 million as of June 30, 2020, compared to $683.7 million as of December 31, 2019. The deposit growth during the first half of 2020 reflected the impact of the COVID-19 pandemic on both business and consumer deposit holders, including preferences for liquidity, loan payment deferrals, tax payment deferrals, stimulus checks and lower consumer spending. Of the total increase in deposits, $40.9 million represented non-interest-bearing deposits, while $13.7 million were interest-bearing deposits.

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

During the second quarter of 2020, the Bank continued to maintain capital ratios at higher levels than the ratios required to be considered a “well-capitalized” institution under applicable banking regulations. As of June 30, 2020, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 12.84%. Its total capital ratio was 13.94%, and its Tier 1 leverage ratio was 9.36%.

Cash Dividend

The Company declared a cash dividend of $0.03 per share on its common stock in both the first and second quarters of 2020, resulting in a dividend of $0.06 per share for the six months ended June 30, 2020, compared to $0.04 per share for the six months ended June 30, 2019.

Share Repurchases

During the first half of 2020, the Company completed share repurchases totaling 38,604 shares of its $0.01 par value common stock at a weighted average price of $11.70 per share.  The shares were repurchased under the Company’s existing share repurchase program, which was originally approved by the Company’s Board of Directors in 2006. As of June 30, 2020, a total of 54,961 shares remained available for repurchase under the program.

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

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three- and six-month periods ended June 30, 2020 and 2019. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Total loans (Note A)	$557,511	$9,237	6.66%	$513,284	$9,833	7.68%
Taxable investment securities	104,449	493	1.90%	140,716	735	2.10%
Tax-exempt investment securities	1,737	12	2.78%	2,197	15	2.74%
Federal Home Loan Bank stock	1,135	15	5.32%	713	12	6.75%
Federal funds sold	6,233	4	0.26%	15,080	98	2.61%
Interest-bearing deposits in banks	74,596	19	0.10%	39,492	230	2.34%
Total interest-earning assets	745,661	9,780	5.28%	711,482	10,923	6.16%
Non-interest-earning assets:
Other assets	72,990			73,189
Total	$818,651			$784,671
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$183,536	$138	0.30%	$169,745	$215	0.51%
Savings deposits	155,953	146	0.38%	165,318	460	1.12%
Time deposits	234,041	847	1.46%	244,984	1,015	1.66%
Total interest-bearing deposits (Note B)	573,530	1,131	0.79%	580,047	1,690	1.17%
Borrowings	10,230	26	1.02%	98	—	—
Total interest-bearing liabilities	583,760	1,157	0.80%	580,145	1,690	1.17%
Non-interest-bearing liabilities:
Demand deposits	140,621			111,929
Other liabilities	9,317			10,262
Shareholders’ equity	84,953			82,335
Total	$818,651			$784,671
Net interest income (Note C)		$8,623			$9,233
Net interest margin			4.65%			5.21%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $3.5 million and $1.6 million for the three months ended June 30, 2020 and 2019, respectively.

Note B	—

The annualized rate on total average funding costs, including total average interest-bearing liabilities and average non-interest-bearing demand deposits, was 0.64% and 0.98% for the three-month periods ended June 30, 2020 and 2019, respectively.

Note C	—	Loan fees are included in the interest amounts presented. Loan fees totaled $0.4 million and $0.5 million for the three-month periods ended June 30, 2020 and 2019, respectively.

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Total loans (Note A)	$552,810	$18,876	6.87%	$512,669	$19,506	7.67%
Taxable investment securities	104,286	1,024	1.97%	144,503	1,529	2.13%
Tax-exempt investment securities	1,464	23	3.16%	2,199	30	2.75%
Federal Home Loan Bank stock	1,136	30	5.31%	708	23	6.55%
Federal funds sold	9,448	45	0.96%	11,129	142	2.57%
Interest-bearing deposits in banks	63,311	179	0.57%	43,989	506	2.32%
Total interest-earning assets	732,455	20,177	5.54%	715,197	21,736	6.13%
Non-interest-earning assets:
Other assets	73,199			71,539
Total	$805,654			$786,736
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$176,480	$313	0.36%	$169,507	$421	0.50%
Savings deposits	160,686	458	0.57%	167,111	921	1.11%
Time deposits	236,137	1,835	1.56%	249,771	1,988	1.61%
Total interest-bearing deposits (Note B)	573,303	2,606	0.91%	586,389	3,330	1.15%
Borrowings	10,176	62	1.23%	223	—	—
Total interest-bearing liabilities	583,479	2,668	0.92%	586,612	3,330	1.14%
Non-interest-bearing liabilities:
Demand deposits	127,431			109,501
Other liabilities	9,906			9,151
Shareholders’ equity	84,838			81,472
Total	$805,654			$786,736
Net interest income (Note C)		$17,509			$18,406
Net interest margin			4.81%			5.19%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $3.6 million and $2.0 million for the six months ended June 30, 2020 and 2019, respectively.

Note B	—

The annualized rate on total average funding costs, including total average interest-bearing liabilities and average non-interest-bearing demand deposits, was 0.75% and 0.96% for the six-month periods ended June 30, 2020 and 2019, respectively.

Note C	—	Loan fees are included in the interest amounts presented. Loan fees totaled $0.9 million and $1.1 million for the six-month periods ended June 30, 2020 and 2019, respectively.

The following tables summarize the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Compared to			Compared to
	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:			Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$847	$(1,443)	$(596)	$1,527	$(2,157)	$(630)
Taxable investment securities	(189)	(53)	(242)	(426)	(79)	(505)
Tax-exempt investment securities	(3)	—	(3)	(10)	3	(7)
Federal Home Loan Bank stock	7	(4)	3	14	(7)	7
Federal funds sold	(57)	(37)	(94)	(21)	(76)	(97)
Interest-bearing deposits in banks	204	(415)	(211)	222	(549)	(327)
Total interest-earning assets	809	(1,952)	(1,143)	1,306	(2,865)	(1,559)
Interest expense on:
Demand deposits	17	(94)	(77)	17	(125)	(108)
Savings deposits	(26)	(288)	(314)	(35)	(428)	(463)
Time deposits	(45)	(123)	(168)	(109)	(44)	(153)
Borrowings	—	26	26	—	62	62
Total interest-bearing liabilities	(54)	(479)	(533)	(127)	(535)	(662)
Increase (decrease) in net interest income	$863	$(1,473)	$(610)	$1,433	$(2,330)	$(897)

Net interest margin was reduced by 56 basis points to 4.65% during the second quarter of 2020, compared to 5.21% during the second quarter of 2019. Net interest margin decreased 38 basis points to 4.81% for the six months ended June 30, 2020 compared to 5.19% for the six months ended June 30, 2019. The reduction in net interest margin resulted from the prevailing interest rate environment. Since August 2019, the federal funds rate has been reduced by 225 basis points, including decreases totaling 150 basis points in March 2020 in response to the COVID-19 pandemic.

The Company’s average loan balance increased by $44.2 million comparing the second quarter of 2020 to the second quarter of 2019 and increased by $40.1 million comparing the six-month period ended June 30, 2020 to the same period of 2019. However, as a result of declining yields, interest earned on loans decreased $0.6 million comparing both of the three- and six-month periods ended June 30, 2020 to the corresponding periods of 2019. The growth in average loans over the course of 2020 was funded largely through maturities, sales and pay-downs in the Company’s investment portfolio. Accordingly, the average balance of the investment portfolio (taxable and tax-exempt combined) was reduced by $36.7 million and $41.0 million comparing the three and six months ended June 30, 2020 to the same periods in 2019. Based primarily on this volume reduction, interest earned on the investment portfolio declined by $0.2 million comparing the second quarter of 2020 to the second quarter of 2019 and by $0.5 million comparing six months ended June 30, 2020 to the six months ended June 30, 2019.

The COVID-19 pandemic has reduced economic activity and increased liquidity amongst deposit customers, consequently increasing the Company’s cash balances significantly during 2020. In the current environment, the excess cash balances earn low yields, which has put significant downward pressure on net interest margin. Interest earned on excess cash balances (including federal funds sold and interest-bearing deposits in banks) decreased by $0.3 million comparing the three-month periods ended June 30, 2020 and 2019 and by $0.4 million comparing the six-month periods ended June 30, 2020 and 2019, due primarily to the decrease in the federal funds rate.

During the first half of 2020, management has made efforts to reprice deposit products in a manner consistent with the declining interest rate environment. The weighted average annualized rate paid for interest-bearing liabilities decreased to 0.80% for the three-month period ended June 30, 2020, compared to 1.17% for the three-month period ended June 30, 2019, and decreased to 0.92% for the six-month period ended June 30, 2020, compared to 1.14% for the same period of 2019. Including non-interest-bearing demand deposits and borrowings, the Company’s aggregate funding costs totaled 0.64% for the second quarter of 2020, compared to 0.98% for the second quarter of 2019, and totaled 0.75% for the six months ended June 30, 2020, compared to 0.96% for the corresponding period of 2019.

In the current interest rate environment, management expects to further reduce interest costs as interest-bearing liabilities continue to reprice; however, there continues to be significant economic uncertainty as a result of the COVID-19 pandemic. We expect that growth in net loan volume with loans of sufficient credit quality will enhance net income, particularly as resources are shifted from lower earning excess cash balances and federal funds sold into loan assets. However, there continues to be competitive pressure to generate loans of sufficient credit quality. Management is maintaining vigilance in the deployment of strategies to effectively manage risks associated with interest rate fluctuations. However, net interest income could continue to experience downward pressure as a result of the interest rate environment, as well as increased competition for quality loan and deposit funding opportunities.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $0.9 million during the second quarter of 2020, compared to $0.7 million during the second quarter of 2019 and was $1.4 million for the six months ended June 30, 2020, compared to $1.1 million for the six months ended June 30, 2019. Net charge-offs during the six months ended June 30, 2020 decreased to $0.8 million, compared to $1.1 million during the six months ended June 30, 2019. Although net charge-off experience improved, due to uncertainty related to the ultimate economic impact of the pandemic, the Company continued to increase qualitative factors in the calculation of the allowance for loan and lease losses, resulting in increased loan loss provisioning during the six months ended June 30, 2020. The allowance as a percentage of total loans increased to 1.15% (excluding PPP loans, which are guaranteed by the SBA) as of June 30, 2020, compared to 0.98% as of June 30, 2019.

Management believes that the allowance for loan and lease losses as of June 30, 2020, which was calculated under an incurred loss model, was sufficient to absorb losses in the Company’s loan portfolio based on circumstances existing as of the balance sheet date. However, the economic environment as a result of the COVID-19 pandemic continues to contain a significant level of uncertainty. Management will continue to monitor circumstances associated with the loan portfolio, particularly those loans for which payment deferments have been provided and those portfolio categories characterized as “at-risk.” Should economic circumstances continue to deteriorate, additional loan loss provisioning may be required.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Service charges and other fees on deposit accounts	$263	$443	$(180)	(40.6)%	$697	$903	$(206)	(22.8)%
Credit insurance commissions and fees	45	108	(63)	(58.3)%	198	251	(53)	(21.1)%
Bank-owned life insurance	107	107	—	—	215	214	1	0.5%
Net gain on sale and prepayment of investment securities	326	9	317	NM	326	22	304	NM
Mortgage fees from secondary market	176	186	(10)	(5.4)%	303	289	14	4.8%
Lease income	212	212	—	—	424	421	3	0.7%
Other income	201	226	(25)	(11.1)%	464	456	8	1.8%
Total non-interest income	$1,330	$1,291	$39	3.0%	$2,627	$2,556	$71	2.8%

NM: Not meaningful

Non-interest income at the Bank consists of service charges and other fees on deposit accounts; bank-owned life insurance; net gains on the sale and prepayment of investment securities; net gains on the settlement of derivative contracts; fees from the secondary market mortgage activities; lease income; and other non-interest income, which includes fee income generated by the Bank, such as ATM fees and real estate rental income. Non-interest income at ALC consists of credit insurance commissions and fees and other non-interest income generated for ancillary services, such as ALC’s auto club membership program. Non-interest income increased modestly comparing both the three- and six-month periods ended June 30, 2020 to the corresponding periods of 2019. However, as a result of reduced economic activity, the Company did experience reductions in certain components of non-interest income, including service charges and credit insurance income, during the first half of 2020. These reductions were offset by gains on the sale of investment securities during the period. Certain categories of non-interest income are expected to provide a relatively stable source of revenues, while others may fluctuate significantly based on changes in economic conditions, regulation or other factors. Non-interest income is expected to continue to weaken in the near-term due to the decline in economic activities resulting from the COVID-19 pandemic.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Salaries and employee benefits	$5,193	$5,195	$(2)	0.0%	$10,329	$10,183	$146	1.4%
Net occupancy and equipment expense	995	1,046	(51)	(4.9)%	1,996	2,135	(139)	(6.5)%
Computer services	424	333	91	27.3%	841	684	157	23.0%
Insurance expense and assessments	257	192	65	33.9%	499	473	26	5.5%
Fees for professional services	401	321	80	24.9%	679	563	116	20.6%
Postage, stationery and supplies	218	212	6	2.8%	432	450	(18)	(4.0)%
Telephone/data communications	229	205	24	11.7%	452	418	34	8.1%
Other real estate/foreclosure expense, net	22	31	(9)	(29.0)%	41	89	(48)	(53.9)%
Other expense	842	969	(127)	(13.1)%	1,806	1,962	(156)	(8.0)%
Total non-interest expense	$8,581	$8,504	$77	0.9%	$17,075	$16,957	$118	0.7%

Non-interest expense increased modestly comparing the second quarter of 2020 to the second quarter of 2019, as well as comparing the six-month periods ended June 30, 2020 and 2019, due to consistent operations during the respective periods. In general, non-interest expense is expected to increase over time due to inflationary pressures; however, management continues to maintain vigilance in efforts to reduce these costs where opportunities to do so exist. In the near-term, non-interest expense may increase due to expenditures incurred by the Company in response to the COVID-19 pandemic. Such expenses could include salary and employee benefits payments for increased work levels in response to the pandemic, costs to modify office space and retail banking centers to protect the safety of employees and customers, and expenses incurred to upgrade the Company’s technological systems to enhance remote interactions between employees and customers, as well as to respond to emerging threats associated with cybersecurity.

In addition to potential increases in expenditures required to operate, as a result of deteriorating economic circumstances in the wake of the COVID-19 pandemic, the Company could also experience increases in non-interest expenses associated with the valuation of certain assets. Such expenditures could include, but are not limited to, impairment of goodwill or other intangible assets, write downs of assets taken out of operations, or impairments of available-for-sale investment securities for losses that are considered to be other-than-temporary.

Provision for Income Taxes

The provision for income taxes was $0.4 million and $0.7 million for the six-month periods ended June 30, 2020 and 2019, respectively. The Company’s effective tax rate was 23.3% and 22.5%, respectively, for the same periods.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 2.6 years as of both June 30, 2020 and December 31, 2019.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of June 30, 2020, available-for-sale securities totaled $94.7 million, or 91.0% of the total investment portfolio, compared to $94.0 million, or 86.8% of the total investment portfolio, as of December 31, 2019. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate bonds and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of June 30, 2020, held-to-maturity securities totaled $9.3 million, or 9.0% of the total investment portfolio, compared to $14.3 million, or 13.2% of the total investment portfolio, as of December 31, 2019. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of states and political subdivisions.

Loans and Allowance for Loan and Lease Losses

The tables below summarize loan balances by portfolio category at the end of each of the most recent five quarters as of June 30, 2020:

	Quarter Ended
	2020		2019
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$31,384	$31,927	$30,820	$28,190	$28,401
Secured by 1-4 family residential properties	93,010	100,186	104,537	109,336	103,354
Secured by multi-family residential properties	48,807	44,029	50,910	46,843	28,033
Secured by non-farm, non-residential properties	160,683	156,222	162,981	164,941	158,748
Commercial and industrial loans	87,771	80,771	90,957	90,470	91,489
Consumer loans:
Direct consumer	33,299	36,307	38,040	37,477	37,160
Branch retail	33,000	31,568	32,305	30,008	29,609
Indirect sales	89,932	69,982	45,503	48,073	45,466
Total loans	$577,886	$550,992	$556,053	$555,338	$522,260
Less unearned interest, fees and deferred cost	5,401	5,353	5,048	5,234	5,658
Allowance for loan and lease losses	6,423	5,954	5,762	5,585	5,087
Net loans	$566,062	$539,685	$545,243	$544,519	$511,515

The tables below summarize changes in the allowance for loan and lease losses for each of the most recent five quarters as of June 30, 2020:

	Quarter Ended
	2020		2019
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Balance at beginning of period	$5,954	$5,762	$5,585	$5,087	$4,924
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	(22)	(20)	(20)	(4)	(24)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Direct consumer	(470)	(492)	(467)	(443)	(554)
Branch retail	(79)	(142)	(131)	(93)	(103)
Indirect sales	(38)	—	(107)	(66)	(76)
Total charge-offs	(609)	(654)	(725)	(606)	(757)
Recoveries	228	266	186	221	205
Net recoveries (charge-offs)	(381)	(388)	(539)	(385)	(552)
Provision (reduction in reserve) for loan losses	850	580	716	883	715
Ending balance	$6,423	$5,954	$5,762	$5,585	$5,087
Ending balance as a percentage of loans (1)	1.12%	1.09%	1.05%	1.02%	0.98%
Net charge-offs as a percentage of average loans	0.27%	0.28%	0.39%	0.28%	0.43%

(1)   The allowance for loan losses as a % of loans excluding PPP loans, which are guaranteed by the SBA, was 1.15% as of June 30, 2020.

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of June 30, 2020 were as follows:

	Quarter Ended
	2020		2019
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Non-accrual loans	$3,415	$3,695	$3,723	$1,468	$1,479
Other real estate owned	1,003	1,054	1,078	1,248	1,258
Total	$4,418	$4,749	$4,801	$2,716	$2,737
Nonperforming assets as a percentage of total assets	0.52%	0.60%	0.61%	0.35%	0.35%

Allocation of Allowance for Loan and Lease Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for loan and lease losses as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Allocation Allowance	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$269	4.2%	5.4%	$197	3.4%	5.5%
Secured by 1-4 family residential properties	522	8.1%	16.1%	466	8.1%	18.8%
Secured by multi-family residential properties	492	7.7%	8.4%	422	7.3%	9.2%
Secured by non-farm, non-residential properties	1,244	19.4%	27.8%	964	16.7%	29.3%
Commercial and industrial loans	929	14.5%	15.2%	1,377	23.9%	16.4%
Consumer loans:
Direct consumer	1,417	22.1%	5.8%	1,625	28.2%	6.8%
Branch retail	475	7.4%	5.7%	395	6.9%	5.8%
Indirect sales	1,075	16.7%	15.6%	316	5.5%	8.2%
Total loans	$6,423	100.0%	100.0%	$5,762	100.0%	100.0%

Deposits

Total deposits increased by 8.0% to $738.3 million as of June 30, 2020, from $683.7 million as of December 31, 2019. Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source that supports earning assets. Core deposits increased to $711.1 million, or 96.3% of total deposits, as of June 30, 2020, compared to $635.5 million, or 93.0% of total deposits, as of December 31, 2019. The deposit growth during the first half of 2020 reflected the impact of the COVID-19 pandemic on both business and consumer deposit holders, including preferences for liquidity, loan payment deferrals, tax payment deferrals, stimulus checks and lower consumer spending. Of the total increase in deposits, $40.9 million represented non-interest-bearing deposits, while $13.7 million were interest-bearing deposits.

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

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
	(Dollars in Thousands)				(Dollars in Thousands)
Non-interest-bearing demand deposit accounts	$140,621	—	$111,929	—	$127,431	—	$109,501	—
Interest-bearing demand deposit accounts	183,536	0.30%	169,745	0.51%	176,480	0.36%	169,507	0.50%
Savings deposits	155,953	0.38%	165,318	1.12%	160,686	0.57%	167,111	1.11%
Time deposits	234,041	1.46%	244,984	1.66%	236,137	1.56%	249,771	1.61%
Total deposits	$714,151	0.64%	$691,976	0.98%	$700,734	0.75%	$695,890	0.96%
Total interest-bearing deposits	$573,530	0.79%	$580,047	1.17%	$573,303	0.91%	$586,389	1.15%

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. This category continues to be utilized as an alternative source of funds. During the second quarter of 2020, these borrowings represented 1.8% of average interest-bearing liabilities, compared to 0% in the second quarter of 2019, and during the six-month period ended June 30, 2020, these borrowings represented 1.7% of average interest-bearing liabilities, compared to 0% in the same period of 2019.

Shareholders’ Equity

The Company has historically placed significant emphasis on maintaining its strong capital base and continues to do so. As of June 30, 2020, shareholders’ equity totaled $85.3 million, or 10.1% of total assets, compared to $84.7 million, or 10.7% of total assets, as of December 31, 2019. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. Growth in retained earnings during the six months ended June 30, 2020 was offset by a decrease in additional paid-in capital, as well as an increase in accumulated other comprehensive loss associated with decreases in the fair value of cash flow hedges during the six months ended June 30, 2020. The fair value of the cash flow hedges fluctuates based on changes in interest rates. Accordingly, the negative fair value of the hedges during the six months ended June 30, 2020 is not necessarily indicative of future performance of the portfolio.

Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and the desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During the six-month periods ended June 30, 2020 and 2019, Bancshares declared a dividend of $0.06 and $0.04 per common share, respectively, or approximately $0.4 million and $0.3 million, respectively, in aggregate amount.

As of both June 30, 2020 and December 31, 2019, the Company retained approximately $21.9 million in treasury stock. The Company initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of Bancshares’ common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors has extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2020. There were 54,961 shares available for repurchase under this program as of June 30, 2020. During the six months ended June 30, 2020, 38,604 shares were repurchased under this program at a weighted average price of $11.70 per share, or $0.5 million in total. During the year ended December 31, 2019, 148,738 shares were repurchased under this program at a weighted average price of $9.94 per share, or $1.5 million in total. Share repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate, subject to applicable regulatory requirements.

As of June 30, 2020 and December 31, 2019, a total of 104,794 and 124,392 shares of stock, respectively, were deferred in connection with Bancshares’ Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash or shares of Bancshares common stock. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares of stock as equity additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $95.4 million as of June 30, 2020 and $125.9 million as of December 31, 2019. Investment securities forecasted to mature or reprice in one year or less were estimated to be $10.8 million and $6.9 million of the investment portfolio as of June 30, 2020 and December 31, 2019, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of June 30, 2020, the investment securities portfolio had an estimated average life of 2.6 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of both June 30, 2020 and December 31, 2019, the Company had $10.0 million of outstanding borrowings under FHLB advances. The Company had up to $216.5 million and $211.5 million in remaining unused credit from the FHLB (subject to available collateral) as of June 30, 2020 and December 31, 2019, respectively. In addition, the Company had $61.7 million in unused established federal funds lines as of both June 30, 2020 and December 31, 2019.

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a monthly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of June 30, 2020, pre-tax net interest margin and net interest income are forecasted to change over timeframes of six months, one year, two years and five years under the four listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	9	8	11	21
+2%	13	11	15	35
-1%	(2)	(3)	(6)	(13)
-2%	(6)	(9)	(14)	(23)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$364	$674	$1,805	$8,849
+2%	539	920	2,552	14,875
-1%	(65)	(241)	(1,049)	(5,414)
-2%	(244)	(733)	(2,395)	(9,712)

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

The table below is a summary of estimated market value changes in the Company’s assets, liabilities and equity as of June 30, 2020, for the four listed scenarios.

	+1%	+2%	-1%	-2%
	(Dollars in Thousands)
Change in market value of assets	$(13,581)	$(28,057)	$5,763	$7,950
Change in market value of liabilities	(18,362)	(32,595)	5,467	4,641
Net change in market value of equity	4,781	4,538	296	3,309
Beginning market value of equity	105,337	107,422	102,695	102,618
Resulting market value of equity	$110,118	$111,960	$102,991	$105,927
ITEM 4.	CONTROLS AND PROCEDURES

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2020, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of June 30, 2020, that Bancshares’ disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks presented by the ongoing effects of the COVID-19 pandemic include the following:

•

Impact to Financial Markets. There has been, and we may continue to experience, significant volatility in U.S. financial markets, including equity, fixed-income and commodity markets, and in our investment securities portfolio. Actual and potential declines in the credit quality of our loan portfolio, owing to the effects of the COVID-19 pandemic in the markets that we serve, caused us to increase our loan loss provision during the six months ended June 30, 2020 and may lead to further increased provisions for loan losses and increases in our allowance for loan and lease losses. Even after the pandemic subsides, the U.S. economy may experience a recession, and the Company anticipates that the Company’s businesses would be materially and adversely affected by a prolonged recession.

•

Interest Rate Environment. The COVID-19 pandemic has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly, which has caused a decrease in our net interest margin. We expect that these reductions in interest rates, especially if prolonged, could continue to adversely affect our net interest income and margins and our profitability.

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

•

Reduced Demand. There has been and may continue to be reduced consumer spending resulting from job losses, from businesses being deemed to be “non-essential” by governments in the markets that the Bank serves, and from “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity in the Company’s markets from and other effects attributable to the pandemic. Reduced demand for the Bank’s banking products and services could negatively impact, among other things, our liquidity, regulatory capital and growth strategy. Our asset size and the amounts of deposits have and may continue to fluctuate significantly based on changes in the financial behaviors of our deposit customers.

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

As we sought to protect the health and safety of our employees and customers during the first and second quarters of 2020, we took numerous actions to modify our business operations, including restricting employee travel, directing a significant percentage of our employees that were able to do so to work from home, closing the lobbies of many of our branches, and, in some cases, the branch itself, and implementing our business continuity plans and protocols. We may take further actions in the future either of our own volition or as a result of government orders or directives. Although we believe that we have been able to adequately service our customers under these restrictions, we cannot provide any assurances that our ability to do so would not be negatively impacted if additional restrictions are necessary or imposed on us in the future. If the Company is unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected. The Company may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect our business, financial condition and results of operations.

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

Any of the above events could cause, contribute to or exacerbate the risks and uncertainties enumerated in our Annual Report on Form 10-K as of and for the year ended December 31, 2019 or otherwise in this report, and could materially adversely affect our business, results of operations or financial condition. We have implemented our business contingency plan and taken other precautions with respect to the COVID-19 global pandemic. However, such measures may not adequately protect our business from the full impacts of the pandemic.

Since the Bank is a participating lender in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was and is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved approximately $310 billion of additional funding for the PPP on April 24, 2020. As of June 30, 2020, the Company had obtained approval from the SBA for 158 loans to small businesses, with an aggregate principal balance of $13.8 million.

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

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the second quarter of 2020:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
April 1 – April 30	7,492	$6.34	—	54,961
May 1 – May 31	2,045	$7.54	—	54,961
June 1 – June 30	1,416	$7.28	—	54,961
Total	10,953	$6.68	—	54,961

(1)	10,953 shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the second quarter of 2020.
(2)

On December 18, 2019, the Board of Directors extended the share repurchase program initially approved by the Board on January 19, 2006, which authorized the repurchase of up to 642,785 shares of common stock. As of June 30, 2020, Bancshares was authorized to repurchase up to 54,961 shares of common stock prior to the expiration date of December 31, 2020.

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

3.2	Bylaws of First US Bancshares, Inc., effective as of October 11, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016).

10.1*	First US Bancshares, Inc. Non-Employee Director Fee Schedule.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files for the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.

________________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: August 12, 2020

By:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)