Form 10-Q
period 2020-09-30
FIRST US BANCSHARES INC
filed 2020-11-10
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2020
Common Stock, $0.01 par value	6,176,556 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

PAGE

PART I. FINANCIAL INFORMATION	4

ITEM 1. FINANCIAL STATEMENTS	4

Interim Condensed Consolidated Balance Sheets at September 30, 2020 (Unaudited) and December 31, 2019	4

Interim Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	5

Interim Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	6

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	7

Interim Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (Unaudited)	9

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	41

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	54

ITEM 4. CONTROLS AND PROCEDURES	55

PART II. OTHER INFORMATION	56

ITEM 1. LEGAL PROCEEDINGS	56

ITEM 1A. RISK FACTORS	56

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	58

ITEM 6. EXHIBITS	59

Signature Page	60

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations, performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in Part I, Item 1A of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Specifically, with respect to statements relating to the sufficiency of the allowance for loan and lease losses, loan demand, cash flows, interest costs, growth and earnings potential, expansion and the Company’s positioning to handle the challenges presented by COVID-19, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas; market conditions and investment returns; changes in interest rates; the impact of the current COVID-19 pandemic on the Company’s business, the Company’s customers, the communities that the Company serves and the United States economy, including the impact of actions taken by governmental authorities to try to contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security (CARES) Act and subsequent federal legislation) and the resulting effect on the Company’s operations, liquidity and capital position and on the financial condition of the Company’s borrowers and other customers; the pending discontinuation of LIBOR as an interest rate benchmark; the availability of quality loans in the Company’s service areas; the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets; collateral values; cybersecurity threats; and risks related to the Paycheck Protection Program. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and due from banks	$14,709	$11,939
Interest-bearing deposits in banks	50,934	45,091
Total cash and cash equivalents	65,643	57,030
Federal funds sold	86	10,080
Investment securities available-for-sale, at fair value	85,682	94,016
Investment securities held-to-maturity, at amortized cost	7,723	14,340
Federal Home Loan Bank stock, at cost	1,135	1,137
Loans, net of allowance for loan and lease losses of $7,185 and $5,762, respectively	627,605	545,243
Premises and equipment, net of accumulated depreciation of $23,443 and $22,570, respectively	28,337	29,216
Cash surrender value of bank-owned life insurance	15,771	15,546
Accrued interest receivable	2,883	2,488
Goodwill and core deposit intangible, net	8,502	8,825
Other real estate owned	985	1,078
Other assets	8,589	9,739
Total assets	$852,941	$788,738
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$152,942	$112,729
Interest-bearing	592,394	570,933
Total deposits	745,336	683,662
Accrued interest expense	365	537
Other liabilities	11,537	9,766
Short-term borrowings	10,045	10,025
Total liabilities	767,283	703,990
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,596,351 and 7,568,053 shares issued, respectively; 6,176,556 and 6,157,692 shares outstanding, respectively	75	75
Additional paid-in capital	13,680	13,814
Accumulated other comprehensive loss, net of tax	(106)	(46)
Retained earnings	93,862	92,755
Less treasury stock: 1,419,795 and 1,410,361 shares at cost, respectively	(21,853)	(21,850)
Total shareholders’ equity	85,658	84,748
Total liabilities and shareholders’ equity	$852,941	$788,738

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$9,557	$10,114	$28,433	$29,620
Interest on investment securities	439	913	1,740	3,143
Total interest income	9,996	11,027	30,173	32,763
Interest expense:
Interest on deposits	994	1,622	3,600	4,952
Interest on borrowings	37	58	99	58
Total interest expense	1,031	1,680	3,699	5,010
Net interest income	8,965	9,347	26,474	27,753
Provision for loan and lease losses	1,046	883	2,476	1,998
Net interest income after provision for loan and lease losses	7,919	8,464	23,998	25,755
Non-interest income:
Service and other charges on deposit accounts	298	472	995	1,375
Credit insurance income	54	175	252	426
Net gain on sales and prepayments of investment securities	—	45	326	67
Mortgage fees from secondary market	196	91	499	380
Lease income	206	212	630	633
Other income, net	621	419	1,300	1,089
Total non-interest income	1,375	1,414	4,002	3,970
Non-interest expense:
Salaries and employee benefits	5,138	5,089	15,467	15,272
Net occupancy and equipment	1,078	1,055	3,074	3,190
Computer services	470	421	1,311	1,105
Fees for professional services	325	316	1,004	879
Other expense	1,736	1,665	4,966	5,057
Total non-interest expense	8,747	8,546	25,822	25,503

Income before income taxes	547	1,332	2,178	4,222
Provision for income taxes	136	214	516	865
Net income	$411	$1,118	$1,662	$3,357
Basic net income per share	$0.07	$0.17	$0.27	$0.52
Diluted net income per share	$0.06	$0.16	$0.25	$0.49
Dividends per share	$0.03	$0.02	$0.09	$0.06

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net income	$411	$1,118	$1,662	$3,357
Other comprehensive income (loss):
Unrealized holding gains on securities available-for-sale arising during period, net of tax expense (benefit) of $(2), $40, $548 and $726, respectively	(6)	122	1,647	2,178
Reclassification adjustment for net gains on securities available-for -sale realized in net income, net of tax of $0, $11, $81 and $16, respectively	—	(34)	(245)	(51)
Unrealized holding losses arising during the period on effective cash flow hedge derivatives, net of tax expense (benefit) of $15, $(108), $(488) and $(108), respectively	45	(323)	(1,462)	(323)
Other comprehensive income (loss)	39	(235)	(60)	1,804
Total comprehensive income	$450	$883	$1,602	$5,161

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the three months ended September 30, 2020 and 2019 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, June 30, 2019	6,306,161	$75	$13,646	$(338)	$90,737	$(20,372)	$83,748
Net income	—	—	—	—	1,118	—	1,118
Net change in fair value of securities available-for-sale, net of tax	—	—	—	88	—	—	88
Net change in fair value of derivative instruments, net of tax	—	—	—	(323)	—	—	(323)
Dividends declared: $.02 per share	—	—	—	—	(124)	—	(124)
Impact of stock-based compensation plans, net	269	—	84	—	—	—	84
Treasury stock repurchases	(84,200)	—	—	—	—	(801)	(801)
Balance, September 30, 2019	6,222,230	$75	$13,730	$(573)	$91,731	$(21,173)	$83,790

Balance, June 30, 2020	6,176,433	$75	$13,573	$(145)	$93,636	$(21,858)	$85,281
Net income	—	—	—	—	411	—	411
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(6)	—	—	(6)
Net change in fair value of derivative instruments, net of tax	—	—	—	45	—	—	45
Dividends declared: $.03 per share	—	—	—	—	(185)	—	(185)
Impact of stock-based compensation plans, net	(200)	—	112	—	—	—	112
Reissuance of treasury stock as compensation	323	—	(5)	—	—	5	—
Balance, September 30, 2020	6,176,556	$75	$13,680	$(106)	$93,862	$(21,853)	$85,658

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the nine months ended September 30, 2020 and 2019 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Non- controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2019	6,298,062	$75	$13,496	$(2,377)	$88,668	$(20,414)	$(11)	$79,437
Net income	—	—	—	—	3,357	—	—	3,357
Net change in fair value of securities available-for-sale, net of tax	—	—	—	2,127	—	—	—	2,127
Net change in fair value of derivative instruments, net of tax	—	—	—	(323)	—	—	—	(323)
Dividends declared: $.06 per share	—	—	—	—	(377)	—	—	(377)
Impact of stock-based compensation plans, net	5,789	—	276	—	—	—	—	276
Reissuance of treasury stock as compensation	2,579	—	(42)	—	—	42	—	—
Treasury stock repurchases	(84,200)	—	—	—	—	(801)	—	(801)
Discontinuation of partnership consolidation	—	—	—	—	83	—	11	94
Balance, September 30, 2019	6,222,230	$75	$13,730	$(573)	$91,731	$(21,173)	$—	$83,790

Balance, January 1, 2020	6,157,692	$75	$13,814	$(46)	$92,755	$(21,850)	$—	$84,748
Net income	—	—	—	—	1,662	—	—	1,662
Net change in fair value of securities available-for-sale, net of tax	—	—	—	1,402	—	—	—	1,402
Net change in fair value of derivative instruments, net of tax	—	—	—	(1,462)	—	—	—	(1,462)
Dividends declared: $.09 per share	—	—	—	—	(555)	—	—	(555)
Impact of stock-based compensation plans, net	28,298	—	315	—	—	—	—	315
Reissuance of treasury stock as compensation	29,170	—	(449)	—	—	449	—	—
Treasury stock repurchases	(38,604)	—	—	—	—	(452)	—	(452)
Balance, September 30, 2020	6,176,556	$75	$13,680	$(106)	$93,862	$(21,853)	$—	$85,658

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net income	$1,662	$3,357
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,240	1,205
Provision for loan and lease losses	2,476	1,998
Deferred income tax provision	456	738
Net gain on sale and prepayment of investment securities	(326)	(67)
Stock-based compensation expense	315	276
Net amortization of securities	322	452
Amortization of intangible assets	323	378
Net loss on premises and equipment, other real estate and other assets	131	392
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(395)	468
Increase in other assets	(896)	(3,218)
(Decrease) increase in accrued interest expense	(172)	124
(Decrease) increase in other liabilities	(1,108)	2,474
Net cash provided by operating activities	4,028	8,577
Cash flows from investing activities:
Net decrease (increase) in federal funds sold	9,994	(1,726)
Purchases of investment securities, available-for-sale	(26,332)	(2,784)
Proceeds from sale of investment securities, available-for-sale	12,203	12,668
Proceeds from maturities and prepayments of investment securities, available-for-sale	24,388	28,568
Proceeds from maturities and prepayments of investment securities, held-to-maturity	6,565	3,640
Net decrease (increase) in Federal Home Loan Bank stock	2	(10)
Proceeds from the sale of premises and equipment, other real estate and other assets	2,344	1,026
Net increase in loans	(84,647)	(32,698)
Purchases of premises and equipment	(619)	(2,856)
Net cash (used in) provided by investing activities	(56,102)	5,828
Cash flows from financing activities:
Net increase (decrease) in deposits	61,674	(27,085)
Net increase (decrease) in short-term borrowings	20	(306)
Treasury stock repurchases	(452)	(801)
Dividends paid	(555)	(377)
Net cash provided by (used in) financing activities	60,687	(28,569)
Net increase (decrease) in cash and cash equivalents	8,613	(14,164)
Cash and cash equivalents, beginning of period	57,030	49,599
Cash and cash equivalents, end of period	$65,643	$35,435
Supplemental disclosures:
Cash paid for:
Interest	$3,871	$4,886
Income taxes	186	188
Non-cash transactions:
Assets acquired in settlement of loans	1,039	1,048
Reissuance of treasury stock as compensation	449	42

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

Risks and Uncertainties

The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity and other economic activities have had, are currently having, and may for some time continue to have a destabilizing effect on financial markets and economic activity. The extent of the impact of COVID-19 on the Company’s operational and financial performance is currently uncertain, cannot be predicted and will depend on certain developments, including, among others, the duration and spread of COVID-19, its impact on our customers, employees and vendors, and the continued governmental, regulatory and private sector responses, which may be precautionary, to COVID-19.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic shares	6,282,178	6,397,290	6,280,103	6,410,805
Dilutive shares	421,000	419,081	421,000	419,081
Diluted shares	6,703,178	6,816,371	6,701,103	6,829,886

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in Thousands, Except Per Share Data)
Net income	$411	$1,118	$1,662	$3,357
Basic net income per share	$0.07	$0.17	$0.27	$0.52
Diluted net income per share	$0.06	$0.16	$0.25	$0.49

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

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of September 30, 2020 and December 31, 2019 were as follows:

	Available-for-Sale
	September 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$29,036	$978	$(7)	$30,007
Commercial	46,251	888	(239)	46,900
Obligations of states and political subdivisions	5,793	118	(2)	5,909
Corporate notes	2,709	77	—	2,786
U.S. Treasury securities	80	—	—	80
Total	$83,869	$2,061	$(248)	$85,682

	Held-to-Maturity
	September 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$5,510	$88	$(2)	$5,596
Obligations of U.S. government-sponsored agencies	1,189	39	—	1,228
Obligations of states and political subdivisions	1,024	26	—	1,050
Total	$7,723	$153	$(2)	$7,874

	Available-for-Sale
	December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$46,182	$372	$(209)	$46,345
Commercial	43,686	73	(386)	43,373
Obligations of states and political subdivisions	4,123	95	—	4,218
U.S. Treasury securities	80	—	—	80
Total	$94,071	$540	$(595)	$94,016

	Held-to-Maturity
	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$8,923	$2	$(46)	$8,879
Obligations of U.S. government-sponsored agencies	4,324	5	(10)	4,319
Obligations of states and political subdivisions	1,093	15	—	1,108
Total	$14,340	$22	$(56)	$14,306

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of September 30, 2020 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$3,420	$3,438	$5	$5
Maturing after one to five years	4,607	4,775	765	781
Maturing after five to ten years	43,113	44,432	3,099	3,156
Maturing after ten years	32,729	33,037	3,854	3,932
Total	$83,869	$85,682	$7,723	$7,874

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following tables reflect gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2020 and December 31, 2019.

	Available-for-Sale
	September 30, 2020
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$236	$—	$1,076	$(7)
Commercial	1,712	(2)	3,321	(237)
Obligations of states and political subdivisions	1,186	(2)	—	—
Total	$3,134	$(4)	$4,397	$(244)

	Held-to-Maturity
	September 30, 2020
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$338	$(2)	$—	$—
Total	$338	$(2)	$—	$—

	Available-for-Sale
	December 31, 2019
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$17,340	$(66)	$10,094	$(143)
Commercial	3,794	(25)	29,754	(361)
U.S. Treasury securities	80	—	—	—
Total	$21,214	$(91)	$39,848	$(504)

	Held-to-Maturity
	December 31, 2019
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$685	$—	$6,405	$(46)
Obligations of U.S. government-sponsored agencies	846	(4)	2,994	(6)
Total	$1,531	$(4)	$9,399	$(52)

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

As of September 30, 2020, 9 debt securities had been in a loss position for more than 12 months, and 8 debt securities had been in a loss position for less than 12 months. As of December 31, 2019, 69 debt securities had been in a loss position for more than 12 months, and 35 debt securities had been in a loss position for less than 12 months. As of both September 30, 2020 and December 31, 2019, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. There was a substantial decrease in interest rates during the nine months ended September 30, 2020, including a 150-basis point reduction in the federal funds rate in March 2020. This resulted in significant increases in the fair value of debt securities and a corresponding decline in the number of securities in a loss position as of September 30, 2020 compared to December 31, 2019. Most of the securities in an unrealized loss position as of both September 30, 2020 and December 31, 2019 were residential or commercial mortgage-backed securities that are either direct obligations of the U.S. government or government-sponsored entities and, accordingly, have little associated credit risk. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of September 30, 2020 or December 31, 2019.

Investment securities with a carrying value of $73.8 million and $51.7 million as of September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and for other purposes.

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

As of September 30, 2020 and December 31, 2019, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	September 30, 2020
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$35,472	$—	$35,472
Secured by 1-4 family residential properties	91,208	3,939	95,147
Secured by multi-family residential properties	49,197	—	49,197
Secured by non-farm, non-residential properties	183,754	—	183,754
Commercial and industrial loans (1)	86,898	—	86,898
Consumer loans:
Direct consumer	7,277	22,771	30,048
Branch retail	—	33,145	33,145
Indirect sales (2)	125,369	—	125,369
Total loans	579,175	59,855	639,030
Less: Unearned interest, fees and deferred cost	(77)	4,317	4,240
Allowance for loan losses	5,550	1,635	7,185
Net loans	$573,702	$53,903	$627,605

	December 31, 2019
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$30,820	$—	$30,820
Secured by 1-4 family residential properties	98,971	5,566	104,537
Secured by multi-family residential properties	50,910	—	50,910
Secured by non-farm, non-residential properties	162,981	—	162,981
Commercial and industrial loans (1)	90,957	—	90,957
Consumer loans:
Direct consumer	7,816	30,224	38,040
Branch retail	—	32,305	32,305
Indirect sales (2)	—	45,503	45,503
Total loans	442,455	113,598	556,053
Less: Unearned interest, fees and deferred cost	262	4,786	5,048
Allowance for loan losses	3,483	2,279	5,762
Net loans	$438,710	$106,533	$545,243

(1)	Includes equipment financing leases.
(2)	Effective January 1, 2020, the Company transferred a total of $45.5 million of its indirect sales portfolio from ALC to the Bank.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 56.9% and 62.8% of the portfolio was concentrated in loans secured by real estate as of September 30, 2020 and December 31, 2019, respectively.

Loans with a carrying value of $30.1 million and $34.6 million were pledged as collateral to secure Federal Home Loan Bank (“FHLB”) borrowings as of September 30, 2020 and December 31, 2019, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments were $0.4 million and $0.9 million as of September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, there were no new loans to these parties, and repayments by active related parties were $0.4 million. During the year ended December 31, 2019, there were $0.1 million of new loans to these parties, and repayments by active related parties were $22 thousand.

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

The carrying amount of PCI loans, which is included within loans on the condensed consolidated balance sheet, is set forth in the table below as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(Dollars in Thousands)
Real estate loans:
Secured by 1-4 family residential properties	$197	$224
Outstanding balance	197	224
Fair value adjustment	(32)	(49)
Carrying amount, net of fair value adjustment	$165	$175

During both the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company did not recognize any accretable yield, or income expected to be collected, associated with these loans. Additionally, the Company did not increase or reverse the allowance for loan losses related to the remaining PCI loans.

Allowance for Loan Losses

The following tables present changes in the allowance for loan losses during the nine months ended September 30, 2020 and 2019 and the related loan balances by loan type as of September 30, 2020 and 2019:

	As of and for the Nine Months Ended September 30, 2020
	Construction, Land Development, and Other	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$197	$466	$422	$964	$1,377	$1,625	$395	$316	$5,762
Charge-offs	—	(52)	—	—	—	(1,347)	(279)	(103)	(1,781)
Recoveries	—	17	—	11	—	554	134	12	728
Provision	143	234	96	610	(475)	405	175	1,288	2,476
Ending balance	$340	$665	$518	$1,585	$902	$1,237	$425	$1,513	$7,185
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$13	$—	$—	$61	$2	$—	$—	$76
Collectively evaluated for impairment	340	652	518	1,585	841	1,235	425	1,513	7,109
Total allowance for loan losses	$340	$665	$518	$1,585	$902	$1,237	$425	$1,513	$7,185
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$757	$—	$2,644	$61	$25	$—	$—	$3,487
Collectively evaluated for impairment	35,472	94,225	49,197	181,110	86,837	30,023	33,145	125,369	635,378
Loans acquired with deteriorated credit quality	—	165	—	—	—	—	—	—	165
Total loans receivable	$35,472	$95,147	$49,197	$183,754	$86,898	$30,048	$33,145	$125,369	$639,030

	As of and for the Nine Months Ended September 30, 2019
	Construction, Land Development, and Other	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$241	$346	$128	$831	$1,138	$1,799	$427	$145	$5,055
Charge-offs	—	(81)	—	—	—	(1,533)	(294)	(194)	(2,102)
Recoveries	—	28	—	—	3	503	94	6	634
Provision	(78)	168	233	72	259	872	204	268	1,998
Ending balance	$163	$461	$361	$903	$1,400	$1,641	$431	$225	$5,585
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$15	$—	$—	$394	$9	$—	$—	$418
Collectively evaluated for impairment	163	446	361	903	1,006	1,632	431	225	5,167
Total allowance for loan losses	$163	$461	$361	$903	$1,400	$1,641	$431	$225	$5,585
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$839	$—	$496	$4,025	$32	$—	$—	$5,392
Collectively evaluated for impairment	28,190	108,317	46,843	164,445	86,445	37,445	30,008	48,073	549,766
Loans acquired with deteriorated credit quality	—	180	—	—	—	—	—	—	180
Total loans receivable	$28,190	$109,336	$46,843	$164,941	$90,470	$37,477	$30,008	$48,073	$555,338

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

•

Doubtful (Risk Grade 8): Loans classified as doubtful have all of the weaknesses found in substandard loans, with the added characteristic that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable or improbable. Serious problems exist such that partial loss of principal is likely; however, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Such pending factors may include proposed merger, acquisition or liquidation procedures, capital injection, perfection of liens on additional collateral and refinancing plans. Loans classified as doubtful may include loans to borrowers that have demonstrated a history of failing to live up to agreements. The Company did not have any loans classified as Doubtful (Risk Grade 8) as of September 30, 2020 or December 31, 2019.

•

Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Company did not have any loans classified as Loss (Risk Grade 9) as of September 30, 2020 or December 31, 2019.

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of September 30, 2020:

	September 30, 2020
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$33,133	$2,334	$5	$35,472
Secured by multi-family residential properties	49,197	—	—	49,197
Secured by non-farm, non-residential properties	171,774	10,196	1,784	183,754
Commercial and industrial loans	84,818	1,638	442	86,898
Total	$338,922	$14,168	$2,231	$355,321
As a percentage of total loans	95.38%	3.99%	0.63%	100.00%

	September 30, 2020
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$93,150	$1,997	$95,147
Consumer loans:
Direct consumer	29,850	198	30,048
Branch retail	32,992	153	33,145
Indirect sales	125,369	—	125,369
Total	$281,361	$2,348	$283,709
As a percentage of total loans	99.17%	0.83%	100.00%

The above amounts include PCI loans. As of September 30, 2020, $0.2 million of PCI loans were classified as “Nonperforming.”

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2019:

	December 31, 2019
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$30,466	$354	$—	$30,820
Secured by multi-family residential properties	50,910	—	—	50,910
Secured by non-farm, non-residential properties	157,718	2,961	2,302	162,981
Commercial and industrial loans	88,463	714	1,780	90,957
Total	$327,557	$4,029	$4,082	$335,668
As a percentage of total loans	97.58%	1.20%	1.22%	100.00%

	December 31, 2019
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$102,176	$2,361	$104,537
Consumer loans:
Direct consumer	37,474	566	38,040
Branch retail	32,024	281	32,305
Indirect sales	45,503	—	45,503
Total	$217,177	$3,208	$220,385
As a percentage of total loans	98.54%	1.46%	100.00%

The above amounts include PCI loans. As of December 31, 2019, $0.2 million of PCI loans were classified as “Nonperforming.”

The following table provides an aging analysis of past due loans by class as of September 30, 2020:

	As of September 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$35,472	$35,472	$—
Secured by 1-4 family residential properties	256	86	4	346	94,801	95,147	—
Secured by multi-family residential properties	—	—	—	—	49,197	49,197	—
Secured by non-farm, non-residential properties	429	—	1,337	1,766	181,988	183,754	—
Commercial and industrial loans	62	—	—	62	86,836	86,898	—
Consumer loans:
Direct consumer	289	182	167	638	29,410	30,048	—
Branch retail	133	45	153	331	32,814	33,145	—
Indirect sales	96	—	—	96	125,273	125,369	—
Total	$1,265	$313	$1,661	$3,239	$635,791	$639,030	$—
As a percentage of total loans	0.20%	0.05%	0.26%	0.51%	99.49%	100.00%

The above amounts include PCI loans. As of September 30, 2020, $0.2 million of PCI loans were 60-89 days past due.

The following table provides an aging analysis of past due loans by class as of December 31, 2019:

	As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$30,820	$30,820	$—
Secured by 1-4 family residential properties	259	108	844	1,211	103,326	104,537	—
Secured by multi-family residential properties	—	—	—	—	50,910	50,910	—
Secured by non-farm, non-residential properties	30	—	1,419	1,449	161,532	162,981	—
Commercial and industrial loans	56	—	—	56	90,901	90,957	—
Consumer loans:
Direct consumer	387	287	531	1,205	36,835	38,040	—
Branch retail	444	189	281	914	31,391	32,305	—
Indirect sales	132	—	—	132	45,371	45,503	—
Total	$1,308	$584	$3,075	$4,967	$551,086	$556,053	$—
As a percentage of total loans	0.24%	0.11%	0.55%	0.89%	99.11%	100.00%

The above amounts include PCI loans. As of December 31, 2019, $0.2 million of PCI loans were 60-89 days past due.

The following table provides an analysis of non-accruing loans by class as of September 30, 2020 and December 31, 2019:

	Loans on Non-Accrual Status
	September 30, 2020	December 31, 2019
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$12	$8
Secured by 1-4 family residential properties	1,275	1,423
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	1,341	1,426
Commercial and industrial loans	99	27
Consumer loans:
Direct consumer	174	558
Branch retail	152	281
Indirect sales	—	—
Total loans	$3,053	$3,723

As of both September 30, 2020 and December 31, 2019, PCI loans comprised $0.2 million of nonaccrual loans.

COVID-19 Loan Deferments and Risk Identification

Uncertainty continues to exist as to what the ultimate economic impact of the COVID-19 pandemic will be on the Company’s borrowers. In response to this uncertainty, during the first nine months of 2020, the Company increased qualitative factors in the calculation of the allowance for loan and lease losses. Although we believe that the allowance was sufficient to absorb losses in the portfolio based on circumstances existing as of September 30, 2020, management is continuing to closely monitor the Company’s loan portfolio for indications of credit deterioration, particularly with respect to those loans that have had payments deferred in connection with the pandemic.

Loan Deferments

In accordance with section 4013 of the Coronavirus Aid, Relief and Economic Security (CARES) Act, the Company implemented initiatives to provide short-term payment relief to borrowers who have been negatively impacted by COVID-19. Over 1,800 of the Company’s borrowers requested and were granted pandemic-related deferments by the Company during the nine months ended September 30, 2020. Although the interpretive guidance defines short-term as six months, the majority of deferments granted by the Company were for terms of 90 days or less. During the third quarter of 2020, the principal balance of loans that were under COVID-19 deferment was reduced by $76.8 million. The table below summarizes all remaining COVID-19 payment deferments as of September 30, 2020 and June 30, 2020.

	As of September 30, 2020			As of June 30, 2020
	Number of Loans Deferred	Principal Balance of Loans Deferred	% of Portfolio Balance	Number of Loans Deferred	Principal Balance of Loans Deferred	% of Portfolio Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	1	$2,259	6.4%	7	$4,544	14.5%
Secured by 1-4 family residential properties	8	398	0.4%	50	9,474	10.2%
Secured by multi-family residential properties	—	—	—	12	29,726	60.9%
Secured by non-farm, non-residential properties	10	14,084	7.7%	49	42,797	26.6%
Commercial and industrial loans	2	529	0.6%	9	1,460	1.7%
Consumer loans:
Direct consumer	77	284	0.9%	442	2,188	6.6%
Branch retail	36	353	1.1%	172	1,856	5.6%
Indirect sales	19	509	0.4%	123	3,199	3.6%
Total loans	153	$18,416	2.9%	864	$95,244	16.5%

Although the credit quality of these deferred loans will continue to be evaluated on an ongoing basis in accordance with the Company’s uniform framework for establishing and monitoring credit risk, in accordance with regulatory guidance related to the CARES Act, loans for which payments were deferred related to COVID-19 will generally not be considered troubled debt restructurings or placed in past due or nonaccrual status during the deferment period.

At-Risk Categories

With respect to credit risk, at the onset of the pandemic, the Company identified certain categories of loans that it believed to be “at-risk” of potential default or credit loss. Initially, these “at-risk” categories were divided into those deemed to be of “high-risk” and those deemed to be of “moderate-risk.” As of September 30, 2020, management has refined its evaluation of those categories that continue to be at-risk in the current environment. In general, the categories that remain include those that were previously identified as “high-risk” as a result of the pandemic. The “high-risk” category includes loans collateralized by hotels/motels and dine-in restaurants.

Hotels/motels – These are loans that are secured by real estate and furniture, fixtures and equipment for hotel or motel facilities. This category may also include hotel or motel facilities that were under construction as of September 30, 2020 and for which the Company is financing the construction costs. While all loans in this category are to individual owner groups, 90% of the loan balance is to major franchises. The primary source of income for the borrowers comes from nightly occupancy of the facilities. Due to an overall decrease in travel during the COVID-19 pandemic, and due to restrictions on travel by many state and local governmental authorities, employers and other entities, the hotel industry has seen declines in occupancy rates, resulting in decreased revenue. Additionally, there is uncertainty as to when the public will have the confidence to utilize hotels and motels at the levels that the industry experienced prior to COVID-19. Therefore, these loans are currently considered by management to be of greater risk of potential loss than other loan categories.

Dine-in Restaurants – These are loans that are secured by real estate, equipment and leasehold improvements for dine-in restaurant facilities. This category may also include dine-in restaurant facilities that were under construction as of September 30, 2020 and for which the Company is financing the construction costs. The primary source of income for the borrowers comes from the operation of the restaurant facilities. Dine-in restaurants rely more heavily on the presence of diners within the facilities and have had to adapt to decreased dining capacities, as well as offering a drive-up concept, in the current environment. Due to the greater impact that restrictions placed by governmental authorities have had on dine-in restaurants, these loans are currently considered by management to be of greater risk of potential loss than other loan categories.

The table below summarizes the “high-risk” categories and the relative percentage of the Company’s loan portfolio for each as of September 30, 2020 and June 30, 2020.

	September 30, 2020		June 30, 2020
	Balance of Risk Category	% of Total Loan Balance	Balance of Risk Category	% of Total Loan Balance
	(Dollars in Thousands)		(Dollars in Thousands)
High-risk loan categories:
Hotels/motels	$10,459	1.6%	$10,410	1.8%
Dine-in restaurants	4,379	0.7%	4,459	0.8%
Total high-risk loans	$14,838	2.3%	$14,869	2.6%

Management will continue to evaluate credit exposures on these loans on an ongoing basis in accordance with the Company’s uniform framework for establishing and monitoring credit risk.

Paycheck Protection Program

Sections 1102 and 1106 of the CARES Act added a new loan program administered by the Small Business Administration (“SBA”) entitled the Paycheck Protection Program (“PPP”). The PPP is intended to provide economic relief to small businesses throughout the United States that have been adversely impacted by COVID-19. An Interim Final Rule related to the PPP was issued on April 2, 2020, and additional clarifications to the Interim Final Rule have been provided subsequently by the SBA. In July 2020, additional legislation was passed that allowed small businesses to apply for loans through August 8, 2020. PPP loans are 100% guaranteed by the SBA and are forgivable in whole, or in part, if the proceeds are used by the borrower for payroll and other permitted purposes in accordance with the requirements of the PPP. If not forgiven in whole or in part, the loans carry a fixed interest rate of 1.00% per annum with payments deferred for 24 weeks from the date of the loan, plus another 10 months after the 24-week period. As compensation for originating a PPP loan, the Company receives lender processing fees from the SBA ranging from 1% to 5% of the original loan balance, depending on the size of the loan. Processing fees, net of origination costs, are deferred and amortized over the contractual life of the loan as interest income. Upon forgiveness of a loan by the SBA, any unrecognized net deferred fees will be recognized as interest income in that period.

PPP loans were initially originated for a term of two years; however, a June 5, 2020 amendment to the CARES Act (i) provided for a five-year minimum loan term for loans originated beginning on that date and (ii) permitted lenders and borrowers to amend loans previously issued under two-year terms to terms of five to ten years if mutually agreed upon by both the lender and the borrower. As of September 30, 2020, the Company had originated 167 PPP loans with an aggregate principal balance of $14.0 million. Of this amount, $13.8 million of the loans were originated under two-year terms, while $0.2 million of the loans were originated under five-year terms.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral. At the Bank, all loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. Loans of less than $0.5 million may also be impaired if in management’s judgement circumstances warrant impairment. At ALC, all loans of $50 thousand or more that are 90 days or more past due are identified for impairment analysis. As of both September 30, 2020 and December 31, 2019, there were $0.1 million of impaired loans with no related allowance recorded at ALC. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

As of September 30, 2020, the carrying amount of the Company’s impaired loans consisted of the following:

	September 30, 2020
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	903	903	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,644	2,644	—
Commercial and industrial	—	—	—
Direct consumer	—	—	—
Total loans with no related allowance recorded	$3,547	$3,547	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	19	19	13
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	61	61	61
Direct consumer	25	25	2
Total loans with an allowance recorded	$105	$105	$76
Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	922	922	13
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,644	2,644	—
Commercial and industrial	61	61	61
Direct consumer	25	25	2
Total impaired loans	$3,652	$3,652	$76

The above amounts include PCI loans. As of September 30, 2020, PCI loans comprised $0.2 million of impaired loans without a related allowance recorded.

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

The average net investment in impaired loans and interest income recognized and received on impaired loans during the nine months ended September 30, 2020 and the year ended December 31, 2019 were as follows:

	Nine Months Ended September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	917	7	7
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,722	21	21
Commercial and industrial	78	5	5
Direct consumer	26	1	2
Total	$3,743	$34	$35

	Year Ended December 31, 2019
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$181	$—	$—
Secured by 1-4 family residential properties	1,021	48	48
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	645	29	29
Commercial and industrial	991	7	7
Direct consumer	38	2	2
Total	$2,876	$86	$86

Loans on which the accrual of interest has been discontinued amounted to $3.1 million and $3.7 million as of September 30, 2020 and December 31, 2019, respectively. If interest on those loans had been accrued, there would have been $124 thousand and $41 thousand of interest accrued for the periods ended September 30, 2020 and December 31, 2019, respectively. Interest income related to these loans for the nine months ended September 30, 2020 and the year ended December 31, 2019 was $36 thousand and $147 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were no loans modified with concessions granted during the nine months ended September 30, 2020 or the year ended December 31, 2019. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of September 30, 2020 and December 31, 2019, the Company had $10 thousand and $16 thousand, respectively, of non-accruing loans that were previously restructured and that remained on non-accrual status. For both the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides, as of September 30, 2020 and December 31, 2019, the number of loans remaining in each loan category that the Company had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	September 30, 2020			December 31, 2019
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	1	$107	$—	1	$107	$62
Secured by 1-4 family residential properties	2	59	12	2	59	14
Commercial loans	2	116	51	2	116	60
Total	5	$282	$63	5	$282	$136

As of September 30, 2020 and December 31, 2019, no loans that previously had been modified in a troubled debt restructuring had defaulted subsequent to modification.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $1 thousand as of both September 30, 2020 and December 31, 2019.

5.	OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
	(Dollars in Thousands)
Beginning balance	$1,078	$1,505
Additions (1)	293	312
Sales proceeds	(370)	(523)
Gross gains	38	39
Gross losses	(44)	(47)
Net losses	(6)	(8)
Impairment	(10)	(38)
Ending balance	$985	$1,248

(1)	Additions to other real estate owned (“OREO”) include transfers from loans, other assets and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was $0.1 million and $0.2 million as of September 30, 2020 and 2019, respectively. In addition, the Company did not hold any consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of September 30, 2020 and held $40 thousand of these loans as of September 30, 2019.

Repossessed Assets

In addition to the other real estate and other assets acquired in foreclosure, the Company also acquires assets through the repossession of the underlying collateral of loans in default. The following table summarizes repossessed asset activity as of the nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
	(Dollars in Thousands)
Beginning balance	$256	$229
Transfers from loans	746	736
Sales proceeds	(446)	(477)
Gross gains	—	2
Gross losses	(401)	(370)
Net losses	(401)	(368)
Impairment	—	—
Ending balance	$155	$120

Repossessed assets are included in Other Assets in the Company’s condensed consolidated balance sheet.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded goodwill associated with its acquisition of TPB in 2018. As of both September 30, 2020 and December 31, 2019, goodwill totaled $7.4 million. Goodwill must be tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the implied fair value of goodwill is lower than its carrying amount, impairment is indicated, and the goodwill must be written down to its implied fair value.

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

Based on a number of considerations, as of September 30, 2020, the Company’s management concluded that circumstances did not indicate that it was more likely than not that goodwill was impaired. However, the ultimate economic impact of the COVID-19 pandemic on the Company’s operations, as well as its stock price, is not yet known. The COVID-19 pandemic and resulting economic implications, including changes in the interest rate environment and potential implications on credit quality, have impacted the Company’s operations and earnings during the course of the first nine months of 2020. In addition, the Company’s stock price has remained at discounted levels since the onset of the pandemic in March 2020. Should the Company’s future operations and/or stock price be negatively impacted for a sustained period of time, management may determine that goodwill testing at an interim period between annual testing dates is appropriate.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $2.0 million were recorded during 2018 as part of the TPB acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) as of September 30, 2020 were as follows:

September 30, 2020
(Dollars in Thousands)
Goodwill	$7,435
Core deposit intangible:
Gross carrying amount	2,048
Accumulated amortization	(981)
Core deposit intangible, net	1,067
Total	$8,502

The Company’s estimated remaining amortization expense on intangibles as of September 30, 2020 was as follows:

Amortization Expense
(Dollars in Thousands)
2020	$92
2021	341
2022	268
2023	195
2024	122
2025	49
Total	$1,067

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

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, and short-term FHLB advances with original maturities of one year or less. Short-term borrowings totaled $10.0 million as of both September 30, 2020 and December 31, 2019.

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both September 30, 2020 and December 31, 2019, there were no federal funds purchased outstanding. The Bank had $61.6 million and $61.7 million in available unused lines of credit with correspondent banks and the Federal Reserve as of September 30, 2020 and December 31, 2019, respectively.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of September 30, 2020 and December 31, 2019 totaled $45 thousand and $25 thousand, respectively.

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of both September 30, 2020 and December 31, 2019, the Bank had $10.0 million in outstanding FHLB advances with original maturities of less than one year.

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both September 30, 2020 and December 31, 2019, the Company did not have any long-term FHLB advances outstanding.

Assets pledged (including loans and investment securities) associated with FHLB advances totaled $30.1 million and $34.6 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, the Bank had $233.6 million and $211.5 million, respectively, in remaining credit from the FHLB (subject to available collateral).

8.	INCOME TAXES

The provision for income taxes was $0.5 million and $0.9 million for the nine-month periods ended September 30, 2020 and 2019, respectively. The Company’s effective tax rate was 23.7% and 20.5%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $2.3 million and $2.8 million as of September 30, 2020 and December 31, 2019, respectively. The decrease in the net deferred tax asset resulted primarily from the impact of changes in the fair value of securities available-for-sale, combined with reductions in net operating loss carryforwards and other book-to-tax temporary differences.

9.	DEFERRED COMPENSATION PLANS

The Company has entered into supplemental retirement compensation benefits agreements with certain directors and former executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and former executive officers included in other liabilities was $3.2 million as of both September 30, 2020 and December 31, 2019.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of September 30, 2020 and December 31, 2019, a total of 108,473 and 124,392 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

10.	STOCK AWARDS

In accordance with the 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Stock-based compensation expense related to stock awards totaled $0.2 million for both of the nine-month periods ended September 30, 2020 and 2019.

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

	2020	2019
Risk-free interest rate	1.24%	2.59%
Expected term (in years)	7.5	7.5
Expected stock price volatility	28.9%	30.9%
Dividend yield	1.25%	1.25%
Fair value of stock option	3.34	3.30

The following table summarizes the Company’s stock option activity for the periods presented.

	Nine Months Ended
	September 30, 2020		September 30, 2019
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	412,800	$9.72	377,950	$9.80
Granted	10,200	11.95	68,150	9.99
Exercised	666	10.75	719	8.30
Expired	—	—	—	—
Forfeited	1,334	9.70	26,300	11.96
Options outstanding, end of period	421,000	$9.79	419,081	$9.70
Options exercisable, end of period	359,413	$9.62	304,748	$9.14

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was approximately zero and $0.2 million as of September 30, 2020 and 2019, respectively.

Restricted Stock

During the nine months ended September 30, 2020 and 2019, respectively, 28,460 shares and 5,520 shares of restricted stock were granted. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

11.	LEASES

The Bank and ALC are involved in a number of operating leases, primarily for branch locations. Branch leases have remaining lease terms ranging from less than one year to 13 years, some of which include options to extend the leases for up to five years, and some of which include an option to terminate the lease within one year. The Bank leases certain office facilities to third parties and classifies these leases as operating leases.

The following table provides a summary of the components of lease expense, as well as the reporting location in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019:

	Location in the Condensed	Three Months Ended		Nine Months Ended
	Consolidated Statements of Operations	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
		(Dollars in Thousands)		(Dollars in Thousands)
Operating lease expense (1)	Net occupancy and equipment	$212	$206	$635	$627
Operating lease income (2)	Lease income	$206	$212	$630	$633

(1)	Includes short-term lease costs. For the three- and nine-month periods ended September 30, 2020 and 2019, short-term lease costs were nominal in amount.
(2)	Operating lease income includes rental income from owned properties.

The following table provides supplemental lease information for operating leases on the Condensed Consolidated Balance Sheet as of September 30, 2020:

	Location in the Condensed
	Consolidated Balance Sheet	September 30, 2020
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$3,109
Operating lease liabilities	Other liabilities	$3,159
Weighted-average remaining lease term (in years)		6.07
Weighted-average discount rate		3.14%

The following table provides supplemental lease information for the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$552	$574

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of September 30, 2020:

Minimum Rental Payments
(Dollars in Thousands)
2020	$173
2021	628
2022	558
2023	458
2024	438
2025 and thereafter	1,276
Total future minimum lease payments	$3,531
Less: Imputed interest	372
Total operating lease liabilities	$3,159

12.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The following amounts were recorded on the condensed consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

Location in the Condensed Consolidated Balance Sheet in Which the Hedged	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Item is Included	September 30, 2020
	(Dollars in Thousands)
Loans and leases, net of allowance for loan and lease losses (1)	$46,967	$924

(1)

These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of September 30, 2020, the amortized cost basis of the closed portfolios used in these hedging relationships was $46.0 million, the cumulative basis adjustments associated with these hedging relationships were $0.9 million, and the amounts of the designated hedged items were $20.0 million.

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

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended September 30, 2020:
Net interest income	$6,953	$2,008	$4	$—	$8,965
Provision for loan and lease losses	1,038	8	—	—	1,046
Total non-interest income	1,294	167	710	(796)	1,375
Total non-interest expense	6,489	2,009	388	(139)	8,747
Income before income taxes	720	158	326	(657)	547
Provision for income taxes	156	45	(65)	—	136
Net income	$564	$113	$391	$(657)	$411
Other significant items:
Total assets	$855,830	$56,640	$91,035	$(150,564)	$852,941
Total investment securities	93,325	—	80	—	93,405
Total loans, net	622,491	53,903	—	(48,789)	627,605
Goodwill and core deposit intangible, net	8,502	—	—	—	8,502
Investment in subsidiaries	—	—	85,096	(85,096)	—
Fixed asset additions	156	2	—	—	158
Depreciation and amortization expense	404	30	—	—	434
Total interest income from external customers	7,276	2,720	—	—	9,996
Total interest income from affiliates	712	—	4	(716)	—
For the nine months ended September 30, 2020:
Net interest income	$19,875	$6,582	$17	$—	$26,474
Provision for loan and lease losses	1,816	660	—	—	2,476
Total non-interest income	3,639	595	2,728	(2,960)	4,002
Total non-interest expense	18,755	6,269	1,282	(484)	25,822
Income before income taxes	2,943	248	1,463	(2,476)	2,178
Provision for income taxes	650	82	(216)	—	516
Net income	$2,293	$166	$1,679	$(2,476)	$1,662
Other significant items:
Fixed asset additions	598	21	—	—	619
Depreciation and amortization expense	1,146	94	—	—	1,240
Total interest income from external customers	21,405	8,767	1	—	30,173
Total interest income from affiliates	2,185	—	16	(2,201)	—

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended September 30, 2019:
Net interest income	$6,205	$3,136	$6	$—	$9,347
Provision for loan and lease losses	545	338	—	—	883
Total non-interest income	1,176	212	1,520	(1,494)	1,414
Total non-interest expense	5,773	2,467	455	(149)	8,546
Income before income taxes	1,063	543	1,071	(1,345)	1,332
Provision for income taxes	136	139	(61)	—	214
Net income	$927	$404	$1,132	$(1,345)	$1,118
Other significant items:
Total assets	$773,036	$109,852	$89,141	$(200,099)	$771,930
Total investment securities	114,229	—	80	—	114,309
Total loans, net	533,861	106,223	—	(95,565)	544,519
Goodwill and core deposit intangible, net	8,934	—	—	—	8,934
Investment in subsidiaries	5	—	83,460	(83,460)	5
Fixed asset additions	172	42	—	—	214
Depreciation and amortization expense	372	37	—	—	409
Total interest income from external customers	6,546	4,480	1	—	11,027
Total interest income from affiliates	1,345	—	6	(1,351)	—
For the nine months ended September 30, 2019:
Net interest income	$18,200	$9,534	$19	$—	$27,753
Provision for loan and lease losses	635	1,363	—	—	1,998
Total non-interest income	3,362	659	4,485	(4,536)	3,970
Total non-interest expense	17,404	7,201	1,375	(477)	25,503
Income before income taxes	3,523	1,629	3,129	(4,059)	4,222
Provision for income taxes	647	403	(185)	—	865
Net income	$2,876	$1,226	$3,314	$(4,059)	$3,357
Other significant items:
Fixed asset additions	2,736	120	—	—	2,856
Depreciation and amortization expense	1,100	105	—	—	1,205
Total interest income from external customers	19,515	13,246	2	—	32,763
Total interest income from affiliates	3,712	—	18	(3,730)	—

14.	OTHER OPERATING INCOME AND EXPENSE

Other Operating Income

Other operating income for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in Thousands, Except Per Share Data)
Bank-owned life insurance	$108	$109	$323	$323
Auto Club revenue	22	49	75	149
ATM fee income	128	108	344	323
Wire transfer fees	14	17	42	39
Gain on sales of premises and equipment and other assets	316	7	324	7
Other income	33	129	192	248
Total	$621	$419	$1,300	$1,089

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

All of the Company’s revenue that is subject to ASC Topic 606 is included in non-interest income; however, not all non-interest income is subject to ASC Topic 606. Revenue earned by the Company that is subject to ASC Topic 606 primarily consists of service and other charges on deposit accounts, mortgage fees from secondary market transactions at the Bank, ATM fee income and other non-interest income. Revenue generated from these sources for the nine-month periods ended September 30, 2020 and 2019 was $2.0 million and $2.4 million, respectively, and for the three-month periods ended September 30, 2020 and 2019 was $0.6 million and $0.9 million, respectively. All sources of the Company’s revenue subject to ASC Topic 606 are transaction-based, and revenue is recognized at the time at which the transaction is executed, which is the same time at which the Company’s performance obligation is satisfied. The Company had no contract liabilities or unsatisfied performance obligations with customers as of September 30, 2020.

Other Operating Expense

Other operating expense for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in Thousands, Except Per Share Data)
Postage, stationery and supplies	$207	$208	$639	$658
Telephone/data communication	232	228	684	646
Advertising and marketing	42	51	128	143
Travel and business development	32	90	181	303
Collection and recoveries	41	14	186	114
Other services	87	77	263	220
Insurance expense	140	139	443	454
FDIC insurance and state assessments	119	28	315	186
Loss on sales of premises and equipment and other assets	152	128	439	347
Core deposit intangible amortization	104	122	323	378
Other real estate/foreclosure expense, net	21	54	62	143
Other expense	559	526	1,303	1,465
Total	$1,736	$1,665	$4,966	$5,057

15.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

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

	September 30, 2020	December 31, 2019
	(Dollars in Thousands)
Standby letters of credit	$180	$180
Standby performance letters of credit	$555	$647
Commitments to extend credit	$109,630	$96,967

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of September 30, 2020 and December 31, 2019, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates accrued liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies’ incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both September 30, 2020 and December 31, 2019. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the nine months ended September 30, 2020 or the year ended December 31, 2019.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019. There were no liabilities measured at fair value on a recurring basis as of December 31, 2019.

	Fair Value Measurements as of September 30, 2020 Using
	Totals At September 30, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$30,007	$—	$30,007	$—
Commercial	46,900	—	46,900	—
Obligations of states and political subdivisions	5,909	—	5,909	—
Corporate notes	2,786	—	2,786	—
U.S. Treasury securities	80	—	80	—
Other liabilities - derivatives	2,879	—	2,879	—

	Fair Value Measurements as of December 31, 2019 Using
	Totals At December 31, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$46,345	$—	$46,345	$—
Commercial	43,373	—	43,373	—
Obligations of states and political subdivisions	4,218	—	4,218	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	301	—	301	—

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

As of September 30, 2020, included within OREO were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Bank that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value. These assets were included within other assets on the balance sheet as of December 31, 2019.

The following table presents the balances of impaired loans, OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019:

	Fair Value Measurements as of September 30, 2020 Using
	Totals At September 30, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$29	$—	$—	$29
OREO and other assets held-for-sale	985	—	—	985

	Fair Value Measurements as of December 31, 2019 Using
	Totals At December 31, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$29	$—	$—	$29
OREO and other assets held-for-sale	1,276	—	—	1,276

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2020. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of September 30, 2020 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value September 30, 2020	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$29	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

OREO and other assets held-for-sale	$985	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

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

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$65,643	$65,643	$65,643	$—	$—
Investment securities available-for-sale	85,682	85,682	—	85,682	—
Investment securities held-to-maturity	7,723	7,874	—	7,874	—
Federal funds sold	86	86	—	86	—
Federal Home Loan Bank stock	1,135	1,135	—	—	1,135
Loans, net of allowance for loan losses	627,605	631,261	—	—	631,261
Liabilities:
Deposits	745,336	747,120	—	747,120	—
Short-term borrowings	10,045	10,045	—	10,045	—
Other liabilities - derivatives	2,879	2,879	—	2,879	—

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$57,030	$57,030	$57,030	$—	$—
Investment securities available-for-sale	94,016	94,016	—	94,016	—
Investment securities held-to-maturity	14,340	14,306	—	14,306	—
Federal funds sold	10,080	10,080	—	10,080	—
Federal Home Loan Bank stock	1,137	1,137	—	—	1,137
Loans, net of allowance for loan losses	545,243	559,911	—	—	559,911
Other assets - derivatives	301	301	—	301	—
Liabilities:
Deposits	683,662	682,828	—	682,828	—
Short-term borrowings	10,025	10,025	—	10,025	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares” and, together with its subsidiaries, the “Company”), is a bank holding company with its principal offices in Birmingham, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of September 30, 2020, the Bank operated and served its customers through 19 banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill and Ewing, Virginia. In addition, the Bank operates loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area. The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals. In July 2020, the Bank permanently closed one banking office in Thomasville, Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company headquartered in Mobile, Alabama that performs both indirect lending and conventional consumer finance lending through a branch network. ALC’s branch network serves customers through 20 offices located in Alabama and southeast Mississippi. The Bank serves as the primary funding source for ALC’s operations. ALC sold its branch in Scottsboro, Alabama during the third quarter of 2020.

Effective January 1, 2020, the Company transferred a total of $45.5 million of its indirect loan portfolio from ALC to the Bank. The loans transferred include indirect sales lending relationships originated through prominent national or regional retailers that are managed by the Company on a centralized basis  The Company currently conducts this lending in 11 states, including Alabama, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

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

Delivery of the best possible financial services to customers remains an overall operational focus of the Company. The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 281 full-time equivalent employees (as of September 30, 2020), to ensure customer satisfaction and convenience.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of September 30, 2020 to December 31, 2019, while comparing income and expense for the three- and nine-month periods ended September 30, 2020 and 2019.

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

Response to the COVID-19 Pandemic and the CARES Act

Loan Deferments and Credit Risk Identification

In accordance with section 4013 of the Coronavirus Aid, Relief and Economic Security (CARES) Act, the Company implemented initiatives to provide short-term payment relief to borrowers who have been negatively impacted by COVID-19. Over 1,800 of the Company’s borrowers requested and were granted pandemic-related deferments by the Company during the nine months ended September 30, 2020. Although the interpretive guidance defines short-term as six months, the majority of deferments granted by the Company were for terms of 90 days or less. As of September 30, 2020, 153 borrowers with an aggregate principal balance totaling approximately $18.4 million had active loan payment deferments. In accordance with the interpretive guidance from banking regulatory agencies, the Company’s management granted the COVID-19 loan deferments on a good faith basis to borrowers who were current on their payments prior to the payment relief.

With respect to credit risk, at the onset of the pandemic, management identified certain categories of loans that it believed to be “at-risk” of potential default or credit loss. Initially, these “at-risk” categories were divided into those deemed to be of “high-risk” and those deemed to be of “moderate-risk.” As of September 30, 2020, management has refined its evaluation of those categories that continue to be at-risk in the current environment. In general, the categories that remain include those that were previously identified as “high-risk” as a result of the pandemic. The “high-risk” category, which totaled $14.8 million, or 2.3% of the loan portfolio, as of September 30, 2020, includes loans collateralized by hotels/motels and dine-in restaurants.

Refer to Note 4 in the Notes to Interim Condensed Consolidated Financial Statements (Unaudited) contained herein under the heading “COVID-19 Loan Deferments and Risk Identification” for additional details related to COVID-19 deferred loan payments and loans considered to be “at-risk.”

The spread of COVID-19 has created a global public health crisis that has resulted in widespread volatility and deterioration in household, business, economic and market conditions. Although the Company has not experienced an increase in charge-offs, management expects that some loans may experience credit deterioration and that there may be defaults in certain industries.

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

Paycheck Protection Program

Sections 1102 and 1106 of the CARES Act added a new loan program administered by the Small Business Administration (“SBA”) entitled the Paycheck Protection Program (“PPP”). The PPP is intended to provide economic relief to small businesses throughout the United States that have been adversely impacted by COVID-19. An Interim Final Rule related to the PPP was issued on April 2, 2020, and additional clarifications to the Interim Final Rule have been provided subsequently by the SBA. In July 2020, additional legislation was passed that allowed small businesses to apply for loans through August 8, 2020. PPP loans are 100% guaranteed by the SBA and are forgivable in whole, or in part, if the proceeds are used by the borrower for payroll and other permitted purposes in accordance with the requirements of the PPP. If not forgiven in whole or in part, the loans carry a fixed interest rate of 1.00% per annum with payments deferred for 24 weeks from the date of the loan, plus another 10 months after the 24-week period. As compensation for originating a PPP loan, the Company receives lender processing fees from the SBA ranging from 1% to 5% of the original loan balance, depending on the size of the loan. Processing fees, net of origination costs, are deferred and amortized over the contractual life of the loan as interest income. Upon forgiveness of a loan by the SBA, any unrecognized net deferred fees will be recognized as interest income in that period.

PPP loans were initially originated for a term of two years; however, a June 5, 2020 amendment to the CARES Act (i) provided for a five-year minimum loan term for loans originated beginning on that date and (ii) permitted lenders and borrowers to amend loans previously issued under two-year terms to terms of five to ten years if mutually agreed upon by both the lender and the borrower. As of September 30, 2020, the Company had originated 167 PPP loans with an aggregate principal balance of $14.0 million. Of this amount, $13.8 million of the loans were originated under two-year terms, while $0.2 million of the loans were originated under five-year terms.

A borrower is eligible for forgiveness of principal and accrued interest on its PPP loan to the extent that the proceeds were used to cover eligible payroll costs, interest costs, rent and utility costs over a period of between eight and twenty-four weeks after the loan is made, as long as the borrower retains its employees and their compensation levels. The SBA began processing forgiveness payments during the fourth quarter of 2020. To date, the Company’s borrowers have submitted a nominal level of PPP forgiveness applications, but these applications are expected to accelerate over the next six months. Amortized PPP loan fees, which are recognized in interest and fees on loans, totaled approximately $79 thousand for the nine months ended September 30, 2020. As of September 30, 2020, the Company had approximately $286 thousand in remaining net deferred SBA PPP loan fees.

EXECUTIVE OVERVIEW

Earnings Highlights

The Company earned net income of $0.4 million, or $0.06 per diluted common share, during the three months ended September 30, 2020, compared to $1.1 million, or $0.16 per diluted common share, for the three months ended September 30, 2019. For the nine months ended September 30, 2020, net income totaled $1.7 million, or $0.25 per diluted common share, compared to $3.4 million, or $0.49 per diluted common share, for the corresponding nine-month period of 2019.

Summarized condensed consolidated statements of operations are included below for the three- and nine-month periods ended September 30, 2020 and 2019, respectively.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
Interest income	$9,996	$11,027	$30,173	$32,763
Interest expense	1,031	1,680	3,699	5,010
Net interest income	8,965	9,347	26,474	27,753
Provision for loan and lease losses	1,046	883	2,476	1,998
Net interest income after provision for loan and lease losses	7,919	8,464	23,998	25,755
Non-interest income	1,375	1,414	4,002	3,970
Non-interest expense	8,747	8,546	25,822	25,503
Income before income taxes	547	1,332	2,178	4,222
Provision for income taxes	136	214	516	865
Net income	$411	$1,118	$1,662	$3,357

The following discussion summarizes the most significant activity that drove changes in the Company’s net income during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.

Net Interest Income

Net interest income decreased $1.3 million comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019, primarily due to margin compression, as interest-earning assets repriced more quickly than interest-bearing liabilities following the 150-basis point reduction in the federal funds rate in March. Net interest margin decreased 48 basis points comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019.

The interest rate environment precipitated by the pandemic put significant pressure on net interest margin as yields on interest-earning assets generally shifted downward more rapidly than rates on interest-bearing liabilities. Since March 2020, management has continued efforts to reprice deposit products in a manner consistent with the current environment. Annualized total funding costs (including both interest-bearing and non-interest-bearing deposits and borrowings) decreased to 0.68% for the nine months ended September 30, 2020, compared to 0.97% for corresponding period of 2019. If the current interest rate environment continues, management expects to further reduce interest costs as interest-bearing liabilities continue to reprice.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $2.5 million during the nine months ended September 30, 2020, compared to $2.0 million during the nine months ended September 30, 2019. The ratio of net charge-offs to average loans totaled 0.25% and 0.38% on an annualized basis for the nine-month periods ended September 30, 2020 and 2019, respectively. Although net charge-off experience improved, due to uncertainty related to the ultimate economic impact of the pandemic, the Company continued to increase qualitative factors in the calculation of the allowance for loan and lease losses. The increased qualitative factors in response to the pandemic, as well as significant loan growth during 2020, resulted in increased loan loss provisioning during the nine-month period ended September 30, 2020. The allowance as a percentage of total loans increased to 1.16% (excluding PPP loans, which are guaranteed by the SBA) as of September 30, 2020, compared to 1.02% as of September 30, 2019.

In accordance with relevant accounting guidance for smaller reporting companies, the Company has not yet adopted the Current Expected Credit Loss (CECL) accounting model for the calculation of credit losses. Management believes that the allowance for loan and lease losses as of September 30, 2020, which was calculated under an incurred loss model, was sufficient to absorb losses in the Company’s loan portfolio based on circumstances existing as of the balance sheet date. However, the economic environment as a result of the COVID-19 pandemic remains uncertain, and accordingly, management will continue to closely monitor the impact of changing economic circumstances on the Company’s loan portfolio.

Non-interest Income

Non-interest income totaled $4.0 million for both of the nine-month periods ended September 30, 2020 and 2019. However, as a result of reduced economic activity during the pandemic, the Company experienced reductions in certain components of non-interest income, including service charges and other fees on deposit accounts and credit insurance income. These reductions were offset primarily by increases in gains on the sale of investment securities, gains on sale of premises and equipment and other assets, and secondary market mortgage fees earned.

Non-interest Expense

Non-interest expense increased by 1.3%, totaling $25.8 million for the nine months ended September 30, 2020, compared to $25.5 million for the nine months ended September 30, 2019. In response to the pandemic, management has continued efforts to monitor expenses prudently in light of economic uncertainty. These efforts have included elimination of merit raises for executive management in 2020, which has assisted in holding salary and benefits expenses to an increase of 1.3%, comparing the nine months ended September 30, 2020 to the corresponding period of 2019. In addition, the Company has experienced reductions in occupancy, foreclosure and certain other expenses, while experiencing increases in computer, insurance and professional services expenses.

Balance Sheet Management

The Company’s asset base increased during the first nine months of 2020. As of September 30, 2020, assets totaled $852.9 million, compared to $788.7 million as of December 31, 2019.  The discussion below presents significant balance sheet components comparing September 30, 2020 to December 31, 2019.

Loans and Credit Quality

Total loans increased by $83.0 million as of September 30, 2020 compared to December 31, 2019. The increase was most pronounced in indirect sales lending and commercial real estate lending, which grew by $79.9 million and $23.7 million, respectively, during 2020. The Company’s indirect sales portfolio is comprised of loans secured by collateral that generally includes recreational vehicles, campers, boats and horse trailers. Effective January 1, 2020, the portfolio was transferred from ALC to the Bank, and, during the pandemic, demand for this financing grew substantially as consumers sought alternatives to more traditional travel and leisure activities. The Company currently operates this lending in 11 states located in the southeastern United States. Management believes that the movement of this portfolio under the Bank’s brand has afforded and will continue to afford greater opportunity for growth and diversification of the portfolio over time. The growth in commercial real estate lending was focused on borrowers that management determined to be of appropriate credit quality and structure in the current environment under the Bank’s established underwriting criteria.

Loan growth during the year was partially offset by decreases in 1-4 family residential real estate loans totaling $9.4 million, in the Bank’s commercial and industrial portfolio totaling $4.1 million and in direct consumer lending, primarily through ALC’s branch system, totaling $7.1 million.

Nonperforming assets, including loans in non-accrual status and other real estate owned (OREO), decreased to $4.0 million as September 30, 2020, compared to $4.8 million as of  December 31, 2019. As a percentage of total assets, non-performing assets totaled 0.47% as of September 30, 2020, compared to 0.61% as of December 31, 2019.

Investment Securities

The investment securities portfolio continues to provide the Company with additional liquidity and allows management to fund a portion of loan growth from the maturity and payoff of securities within the portfolio. As of September 30, 2020, the investment securities portfolio totaled $93.4 million, compared to $108.4 million as of December 31, 2019. Management monitors its liquidity position, including forecasted expectations related to loan growth, when making determinations about whether to re-invest in the securities portfolio.

Deposits and Borrowings

Deposits totaled $745.3 million as of September 30, 2020, compared to $683.7 million as of December 31, 2019. The deposit growth during 2020 reflected the impact of the COVID-19 pandemic on both business and consumer deposit holders, including preferences for liquidity, loan payment deferments, tax payment deferments, stimulus checks and lower consumer spending. Of the total increase in deposits, $40.2 million represented non-interest-bearing deposits, while $21.5 million were interest-bearing deposits.

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

During the third quarter of 2020, the Bank continued to maintain capital ratios at higher levels than the ratios required to be considered a “well-capitalized” institution under applicable banking regulations. As of September 30, 2020, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 11.71%. Its total capital ratio was 12.81%, and its Tier 1 leverage ratio was 9.08%.

Cash Dividend

The Company declared a cash dividend of $0.03 per share on its common stock in each quarter of 2020, resulting in a dividend of $0.09 per share for the nine months ended September 30, 2020, compared to $0.06 per share for the nine months ended September 30, 2019.

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

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three- and nine-month periods ended September 30, 2020 and 2019. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Total loans (Note A)	$609,609	$9,557	6.24%	$538,294	$10,114	7.45%
Taxable investment securities	95,402	393	1.64%	124,592	626	1.99%
Tax-exempt investment securities	3,530	16	1.80%	1,981	14	2.80%
Federal Home Loan Bank stock	1,135	11	3.86%	1,138	22	7.67%
Federal funds sold	80	—	—	14,442	85	2.34%
Interest-bearing deposits in banks	72,288	19	0.10%	28,858	166	2.28%
Total interest-earning assets	782,044	9,996	5.08%	709,305	11,027	6.17%
Non-interest-earning assets:
Other assets	68,424			72,414
Total	$850,468			$781,719
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$203,842	$130	0.25%	$165,877	$217	0.52%
Savings deposits	161,699	147	0.36%	157,822	389	0.98%
Time deposits	226,269	717	1.26%	241,433	1,016	1.67%
Total interest-bearing deposits (Note B)	591,810	994	0.67%	565,132	1,622	1.14%
Borrowings	10,252	37	1.44%	10,166	58	2.26%
Total interest-bearing liabilities	602,062	1,031	0.68%	575,298	1,680	1.16%
Non-interest-bearing liabilities:
Demand deposits	153,112			111,845
Other liabilities	9,638			10,585
Shareholders’ equity	85,656			83,991
Total	$850,468			$781,719
Net interest income (Note C)		$8,965			$9,347
Net interest margin			4.56%			5.23%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $3.1 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively.

Note B	—

The annualized rate on total average funding costs, including total average interest-bearing liabilities and average non-interest-bearing demand deposits, was 0.54% and 0.97% for the three-month periods ended September 30, 2020 and 2019, respectively.

Note C	—	Loan fees are included in the interest amounts presented. Loan fees totaled $0.5 million and $0.3 million for the three-month periods ended September 30, 2020 and 2019, respectively.

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Total loans (Note A)	$571,881	$28,433	6.64%	$521,304	$29,620	7.60%
Taxable investment securities	101,303	1,417	1.87%	137,793	2,156	2.09%
Tax-exempt investment securities	2,158	39	2.41%	2,125	43	2.71%
Federal Home Loan Bank stock	1,136	41	4.82%	853	45	7.05%
Federal funds sold	6,302	45	0.95%	12,246	227	2.48%
Interest-bearing deposits in banks	66,325	198	0.40%	38,890	672	2.31%
Total interest-earning assets	749,105	30,173	5.38%	713,211	32,763	6.14%
Non-interest-earning assets:
Other assets	71,594			71,834
Total	$820,699			$785,045
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$185,667	$442	0.32%	$168,284	$639	0.51%
Savings deposits	161,026	605	0.50%	163,981	1,309	1.07%
Time deposits	232,824	2,553	1.46%	246,961	3,004	1.63%
Total interest-bearing deposits (Note B)	579,517	3,600	0.83%	579,226	4,952	1.14%
Borrowings	10,201	99	1.30%	3,574	58	2.17%
Total interest-bearing liabilities	589,718	3,699	0.84%	582,800	5,010	1.15%
Non-interest-bearing liabilities:
Demand deposits	136,052			110,291
Other liabilities	9,816			9,633
Shareholders’ equity	85,113			82,321
Total	$820,699			$785,045
Net interest income (Note C)		$26,474			$27,753
Net interest margin			4.72%			5.20%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $3.4 million and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively.

Note B	—

The annualized rate on total average funding costs, including total average interest-bearing liabilities and average non-interest-bearing demand deposits, was 0.68% and 0.97% for the nine-month periods ended September 30, 2020 and 2019, respectively.

Note C	—	Loan fees are included in the interest amounts presented. Loan fees totaled $1.4 million for both of the nine-month periods ended September 30, 2020 and 2019.

The following tables summarize the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Compared to			Compared to
	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:			Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$1,340	$(1,897)	$(557)	$2,874	$(4,061)	$(1,187)
Taxable investment securities	(147)	(86)	(233)	(571)	(168)	(739)
Tax-exempt investment securities	11	(9)	2	1	(5)	(4)
Federal Home Loan Bank stock	—	(11)	(11)	15	(19)	(4)
Federal funds sold	(85)	—	(85)	(110)	(72)	(182)
Interest-bearing deposits in banks	250	(397)	(147)	474	(948)	(474)
Total interest-earning assets	1,369	(2,400)	(1,031)	2,683	(5,273)	(2,590)
Interest expense on:
Demand deposits	50	(137)	(87)	66	(263)	(197)
Savings deposits	10	(252)	(242)	(24)	(680)	(704)
Time deposits	(64)	(235)	(299)	(172)	(279)	(451)
Borrowings	—	(21)	(21)	108	(67)	41
Total interest-bearing liabilities	(4)	(645)	(649)	(22)	(1,289)	(1,311)
Increase (decrease) in net interest income	$1,373	$(1,755)	$(382)	$2,705	$(3,984)	$(1,279)

Net interest margin was reduced by 67 basis points to 4.56% during the third quarter of 2020, compared to 5.23% during the third quarter of 2019. Net interest margin decreased 48 basis points to 4.72% for the nine months ended September 30, 2020 compared to 5.20% for the nine months ended September 30, 2019. The reduction in net interest margin resulted from the prevailing interest rate environment. Since August 2019, the federal funds rate has been reduced by 225 basis points, including decreases totaling 150 basis points in March 2020 in response to the COVID-19 pandemic.

The Company’s average loan balance increased by $71.3 million comparing the third quarter of 2020 to the third quarter of 2019 and increased by $50.6 million comparing the nine-month period ended September 30, 2020 to the same period of 2019. However, as a result of declining yields, interest earned on loans decreased $0.6 million and $1.2 million comparing the three- and nine-month periods ended September 30, 2020 to the corresponding periods of 2019, respectively. The growth in average loans over the course of 2020 was funded through growth in deposits combined with maturities, sales and pay-downs in the Company’s investment portfolio. The average balance of the investment portfolio (taxable and tax-exempt combined) was reduced by $27.6 million and $36.5 million comparing the three and nine months ended September 30, 2020 to the same periods in 2019. Based on this volume reduction, coupled with the reduced interest rate environment, interest earned on the investment portfolio declined by $0.2 million comparing the third quarter of 2020 to the third quarter of 2019 and by $0.7 million comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019.

The COVID-19 pandemic has reduced economic activity and increased liquidity amongst deposit customers, consequently increasing the Company’s cash balances during 2020. In the current environment, the excess cash balances earn low yields, which has put downward pressure on net interest margin. Interest earned on excess cash balances (including federal funds sold and interest-bearing deposits in banks) decreased by $0.2 million comparing the three-month periods ended September 30, 2020 and 2019 and by $0.7 million comparing the nine-month periods ended September 30, 2020 and 2019, due primarily to the decrease in the federal funds rate.

Since March 2020, management has continued efforts to reprice deposit products in a manner consistent with the declining interest rate environment. The weighted average annualized rate paid for interest-bearing liabilities decreased to 0.68% for the three-month period ended September 30, 2020, compared to 1.16% for the three-month period ended September 30, 2019, and decreased to 0.84% for the nine-month period ended September 30, 2020, compared to 1.15% for the same period of 2019. Including non-interest-bearing demand deposits and borrowings, the Company’s aggregate funding costs totaled 0.54% for the third quarter of 2020, compared to 0.97% for the third quarter of 2019, and totaled 0.68% for the nine months ended September 30, 2020, compared to 0.97% for the corresponding period of 2019.

In the current interest rate environment, management expects to further reduce interest costs as interest-bearing liabilities continue to reprice; however, significant economic uncertainty remains due to the COVID-19 pandemic. We expect that growth in net loan volume with loans of sufficient credit quality will enhance net income, particularly as resources are shifted from lower earning excess cash balances and federal funds sold into loan assets. However, there continues to be competitive pressure to generate loans of sufficient credit quality. Management is maintaining vigilance in the deployment of strategies to effectively manage risks associated with interest rate fluctuations. However, net interest income could continue to experience downward pressure as a result of the interest rate environment, as well as increased competition for quality loan and deposit funding opportunities.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $1.0 million during the third quarter of 2020, compared to $0.9 million during the third quarter of 2019 and was $2.5 million for the nine months ended September 30, 2020, compared to $2.0 million for the nine months ended September 30, 2019. Net charge-offs during the nine months ended September 30, 2020 decreased to $1.1 million, compared to $1.5 million during the nine months ended September 30, 2019. Although net charge-off experience improved, due to uncertainty related to the ultimate economic impact of the pandemic, the Company continued to increase qualitative factors in the calculation of the allowance for loan and lease losses. The increased qualitative factors in response to the pandemic, as well as significant loan growth during 2020, resulted in increased loan loss provisioning during the nine-month period ended September 30, 2020. The allowance as a percentage of total loans increased to 1.16% (excluding PPP loans, which are guaranteed by the SBA) as of September 30, 2020, compared to 1.02% as of September 30, 2019.

Management believes that the allowance for loan and lease losses as of September 30, 2020, which was calculated under an incurred loss model, was sufficient to absorb losses in the Company’s loan portfolio based on circumstances existing as of the balance sheet date. However, the economic environment as a result of the COVID-19 pandemic continues to contain a significant level of uncertainty. Management will continue to monitor circumstances associated with the loan portfolio, particularly those loans for which payment deferments have been provided and those portfolio categories characterized as “at-risk.” Should economic circumstances continue to deteriorate, additional loan loss provisioning may be required.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Service charges and other fees on deposit accounts	$298	$472	$(174)	(36.9)%	$995	$1,375	$(380)	(27.6)%
Credit insurance commissions and fees	54	175	(121)	(69.1)%	252	426	(174)	(40.8)%
Bank-owned life insurance	108	109	(1)	(0.9)%	323	323	—	—
Net gain on sale and prepayment of investment securities	—	45	(45)	(100.0)%	326	67	259	386.6%
Mortgage fees from secondary market	196	91	105	115.4%	499	380	119	31.3%
Lease income	206	212	(6)	(2.8)%	630	633	(3)	(0.5)%
Gain on sales of premises and equipment and other assets	316	7	309	4414.3%	324	7	317	4528.6%
Other income	197	303	(106)	(35.0)%	653	759	(106)	(14.0)%
Total non-interest income	$1,375	$1,414	$(39)	(2.8)%	$4,002	$3,970	$32	0.8%

Non-interest income at the Bank consists of service charges and other fees on deposit accounts; bank-owned life insurance; net gains on the sale and prepayment of investment securities; gains on the sale of premises and equipment and other assets; fees from the secondary market mortgage activities; lease income; and other non-interest income, which includes fee income generated by the Bank, such as ATM fees and real estate rental income. Non-interest income at ALC consists of credit insurance commissions and fees and other non-interest income generated for ancillary services, such as ALC’s auto club membership program. Non-interest income remained relatively consistent comparing both the three- and nine-month periods ended September 30, 2020 to the corresponding periods of 2019. However, as a result of reduced economic activity, the Company did experience reductions in certain components of non-interest income, including service charges and other fees on deposit accounts and credit insurance income, during the nine months ended September 30, 2020. Certain categories of non-interest income are expected to provide a relatively stable source of revenues, while others may fluctuate significantly based on changes in economic conditions, regulation or other factors. Non-interest income is expected to remain below historic levels in the near-term due to the decline in economic activities resulting from the COVID-19 pandemic. In addition, effective in the fourth quarter of 2020, the Company has discontinued secondary mortgage marketing efforts. Accordingly, the Company expects to realize reductions in this non-interest income category in the future. However, the reductions in non-interest income will be substantially offset by reductions in salary and benefits and other expenses that were previously dedicated to these marketing efforts.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Salaries and employee benefits	$5,138	$5,089	$49	(1.0)%	$15,467	$15,272	$195	1.3%
Net occupancy and equipment expense	1,078	1,055	23	2.2%	3,074	3,190	(116)	(3.6)%
Computer services	470	421	49	11.6%	1,311	1,105	206	18.6%
Insurance expense and assessments	259	167	92	55.1%	758	640	118	18.4%
Fees for professional services	325	316	9	2.8%	1,004	879	125	14.2%
Postage, stationery and supplies	207	208	(1)	(0.5)%	639	658	(19)	(2.9)%
Telephone/data communications	232	228	4	1.8%	684	646	38	5.9%
Other real estate/foreclosure expense, net	21	54	(33)	(61.1)%	62	143	(81)	(56.6)%
Other expense	1,017	1,008	9	0.9%	2,823	2,970	(147)	(4.9)%
Total non-interest expense	$8,747	$8,546	$201	2.4%	$25,822	$25,503	$319	1.3%

Non-interest expense increased comparing the third quarter of 2020 to the third quarter of 2019, as well as comparing the nine-month periods ended September 30, 2020 and 2019. In general, non-interest expense is expected to increase over time due to inflationary pressures; however, management continues to maintain vigilance in efforts to reduce these costs where opportunities to do so exist. In the near-term, non-interest expense may increase due to expenditures incurred by the Company in response to the COVID-19 pandemic. Such expenses could include salary and employee benefits payments for increased work levels in response to the pandemic, costs to modify office space and retail banking centers to protect the safety of employees and customers, and expenses incurred to upgrade the Company’s technological systems to enhance remote interactions between employees and customers, as well as to respond to emerging threats associated with cybersecurity.

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

Provision for Income Taxes

The provision for income taxes was $0.5 million and $0.9 million for the nine-month periods ended September 30, 2020 and 2019, respectively. The Company’s effective tax rate was 23.7% and 20.5%, respectively, for the same periods.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 2.5 years and 2.6 years as of September 30, 2020 and December 31, 2019, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of September 30, 2020, available-for-sale securities totaled $85.7 million, or 91.7% of the total investment portfolio, compared to $94.0 million, or 86.8% of the total investment portfolio, as of December 31, 2019. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate bonds and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of September 30, 2020, held-to-maturity securities totaled $7.7 million, or 8.3% of the total investment portfolio, compared to $14.3 million, or 13.2% of the total investment portfolio, as of December 31, 2019. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of states and political subdivisions.

Loans and Allowance for Loan and Lease Losses

The tables below summarize loan balances by portfolio category at the end of each of the most recent five quarters as of September 30, 2020:

	Quarter Ended
	2020			2019
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$35,472	$31,384	$31,927	$30,820	$28,190
Secured by 1-4 family residential properties	95,147	93,010	100,186	104,537	109,336
Secured by multi-family residential properties	49,197	48,807	44,029	50,910	46,843
Secured by non-farm, non-residential properties	183,754	160,683	156,222	162,981	164,941
Commercial and industrial loans	86,898	87,771	80,771	90,957	90,470
Consumer loans:
Direct consumer	30,048	33,299	36,307	38,040	37,477
Branch retail	33,145	33,000	31,568	32,305	30,008
Indirect sales	125,369	89,932	69,982	45,503	48,073
Total loans	$639,030	$577,886	$550,992	$556,053	$555,338
Less unearned interest, fees and deferred cost	4,240	5,401	5,353	5,048	5,234
Allowance for loan and lease losses	7,185	6,423	5,954	5,762	5,585
Net loans	$627,605	$566,062	$539,685	$545,243	$544,519

The tables below summarize changes in the allowance for loan and lease losses for each of the most recent five quarters as of September 30, 2020:

	Quarter Ended
	2020			2019
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Balance at beginning of period	$6,423	$5,954	$5,762	$5,585	$5,087
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	(10)	(22)	(20)	(20)	(4)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Direct consumer	(385)	(470)	(492)	(467)	(443)
Branch retail	(58)	(79)	(142)	(131)	(93)
Indirect sales	(65)	(38)	—	(107)	(66)
Total charge-offs	(518)	(609)	(654)	(725)	(606)
Recoveries	234	228	266	186	221
Net charge-offs	(284)	(381)	(388)	(539)	(385)
Provision for loan and lease losses	1,046	850	580	716	883
Ending balance	$7,185	$6,423	$5,954	$5,762	$5,585
Ending balance as a percentage of loans (1)	1.13%	1.12%	1.09%	1.05%	1.02%
Net charge-offs as a percentage of average loans	0.19%	0.27%	0.28%	0.39%	0.28%

(1)   The allowance for loan losses as a % of loans excluding PPP loans, which are guaranteed by the SBA, was 1.16% as of September 30, 2020 and 1.15% as of June 30, 2020.

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of September 30, 2020 were as follows:

	Quarter Ended
	2020			2019
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Non-accrual loans	$3,053	$3,415	$3,695	$3,723	$1,468
Other real estate owned	985	1,003	1,054	1,078	1,248
Total	$4,038	$4,418	$4,749	$4,801	$2,716
Nonperforming assets as a percentage of total assets	0.47%	0.52%	0.60%	0.61%	0.35%

Allocation of Allowance for Loan and Lease Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for loan and lease losses as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Allocation Allowance	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$340	4.7%	5.5%	$197	3.4%	5.5%
Secured by 1-4 family residential properties	665	9.3%	14.9%	466	8.1%	18.8%
Secured by multi-family residential properties	518	7.2%	7.7%	422	7.3%	9.2%
Secured by non-farm, non-residential properties	1,585	22.1%	28.8%	964	16.7%	29.3%
Commercial and industrial loans	902	12.6%	13.6%	1,377	23.9%	16.4%
Consumer loans:
Direct consumer	1,237	17.2%	4.7%	1,625	28.2%	6.8%
Branch retail	425	5.9%	5.2%	395	6.9%	5.8%
Indirect sales	1,513	21.1%	19.6%	316	5.5%	8.2%
Total loans	$7,185	100.0%	100.0%	$5,762	100.0%	100.0%

Deposits

Total deposits increased by 9.0% to $745.3 million as of September 30, 2020, from $683.7 million as of December 31, 2019. Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source that supports earning assets. Core deposits increased to $721.2 million, or 96.8% of total deposits, as of September 30, 2020, compared to $635.5 million, or 93.0% of total deposits, as of December 31, 2019. The deposit growth during the nine months ended September 30, 2020 reflected the impact of the COVID-19 pandemic on both business and consumer deposit holders, including preferences for liquidity, loan payment deferrals, tax payment deferrals, stimulus checks and lower consumer spending. Of the total increase in deposits, $40.2 million represented non-interest-bearing deposits, while $21.5 million were interest-bearing deposits.

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

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
	(Dollars in Thousands)				(Dollars in Thousands)
Non-interest-bearing demand deposit accounts	$153,112	—	$111,845	—	$136,052	—	$110,291	—
Interest-bearing demand deposit accounts	203,842	0.25%	165,877	0.52%	185,667	0.32%	168,284	0.51%
Savings deposits	161,699	0.36%	157,822	0.98%	161,026	0.50%	163,981	1.07%
Time deposits	226,269	1.26%	241,433	1.67%	232,824	1.46%	246,961	1.63%
Total deposits	$744,922	0.53%	$676,977	0.95%	$715,569	0.67%	$689,517	0.96%
Total interest-bearing deposits	$591,810	0.67%	$565,132	1.14%	$579,517	0.83%	$579,226	1.14%

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. This category continues to be utilized as an alternative source of funds. During the third quarter of 2020, these borrowings represented 1.7% of average interest-bearing liabilities, compared to 1.8% in the third quarter of 2019, and during the nine-month period ended September 30, 2020, these borrowings represented 1.7% of average interest-bearing liabilities, compared to 0.6% in the same period of 2019.

Shareholders’ Equity

The Company has historically placed significant emphasis on maintaining its strong capital base and continues to do so. As of September 30, 2020, shareholders’ equity totaled $85.7 million, or 10.0% of total assets, compared to $84.7 million, or 10.7% of total assets, as of December 31, 2019. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. Growth in retained earnings during the nine months ended September 30, 2020 was offset by a decrease in additional paid-in capital, as well as an increase in accumulated other comprehensive loss associated with decreases in the fair value of cash flow hedges during the nine months ended September 30, 2020. The fair value of the cash flow hedges fluctuates based on changes in interest rates. Accordingly, the negative fair value of the hedges during the nine months ended September 30, 2020 is not necessarily indicative of future performance of the portfolio.

Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and the desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During the nine-month periods ended September 30, 2020 and 2019, Bancshares declared a dividend of $0.09 and $0.06 per common share, respectively, or approximately $0.6 million and $0.4 million, respectively, in aggregate amount.

As of both September 30, 2020 and December 31, 2019, the Company retained approximately $21.9 million in treasury stock. The Company initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of Bancshares’ common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors has extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2020. There were 54,961 shares available for repurchase under this program as of September 30, 2020. During the first quarter of 2020, 38,604 shares were repurchased under this program at a weighted average price of $11.70 per share, or $0.5 million in total. During the year ended December 31, 2019, 148,738 shares were repurchased under this program at a weighted average price of $9.94 per share, or $1.5 million in total. Share repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate, subject to applicable regulatory requirements.

As of September 30, 2020 and December 31, 2019, a total of 108,473 and 124,392 shares of stock, respectively, were deferred in connection with Bancshares’ Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash or shares of Bancshares common stock. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares of stock as equity additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $95.3 million as of September 30, 2020 and $125.9 million as of December 31, 2019. Investment securities forecasted to mature or reprice in one year or less were estimated to be $10.5 million and $6.9 million of the investment portfolio as of September 30, 2020 and December 31, 2019, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of September 30, 2020, the investment securities portfolio had an estimated average life of 2.5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of both September 30, 2020 and December 31, 2019, the Company had $10.0 million of outstanding borrowings under FHLB advances. The Company had up to $233.6 million and $211.5 million in remaining unused credit from the FHLB (subject to available collateral) as of September 30, 2020 and December 31, 2019, respectively. In addition, the Company had $61.6 million and $61.7 million in unused established federal funds lines as of September 30, 2020 and December 31, 2019, respectively.

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a monthly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of September 30, 2020, pre-tax net interest margin and net interest income are forecasted to change over timeframes of six months, one year, two years and five years under the four listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	3	3	6	18
+2%	1	—	5	28
-1%	—	(1)	(4)	(11)
-2%	(3)	(6)	(12)	(21)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$137	$272	$1,013	$7,458
+2%	40	38	898	11,861
-1%	19	(80)	(719)	(4,718)
-2%	(147)	(550)	(2,038)	(8,980)

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

The table below is a summary of estimated market value changes in the Company’s assets, liabilities and equity as of September 30, 2020, for the four listed scenarios.

	+1%	+2%	-1%	-2%
	(Dollars in Thousands)
Change in market value of assets	$(15,588)	$(32,221)	$6,354	$8,154
Change in market value of liabilities	(18,974)	(33,517)	4,778	3,733
Net change in market value of equity	3,386	1,296	1,576	4,421
Beginning market value of equity	104,289	106,281	101,770	101,699
Resulting market value of equity	$107,675	$107,577	$103,346	$106,120
ITEM 4.	CONTROLS AND PROCEDURES

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2020, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of September 30, 2020, that Bancshares’ disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks presented by the ongoing effects of the COVID-19 pandemic include the following:

•

Impact to Financial Markets. There has been, and we may continue to experience, significant volatility in U.S. financial markets, including equity, fixed-income and commodity markets, and in our investment securities portfolio. Actual and potential declines in the credit quality of our loan portfolio, owing to the effects of the COVID-19 pandemic in the markets that we serve, caused us to increase our loan loss provision during the nine months ended September 30, 2020 and may lead to further increased provisions for loan losses and increases in our allowance for loan and lease losses. Even after the pandemic subsides, the U.S. economy may experience a recession, and the Company anticipates that the Company’s businesses would be materially and adversely affected by a prolonged recession.

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

•

Impact on our Customers’ Financial Condition. The Company’s business, financial condition and results of operations generally rely upon the ability of the Company’s borrowers to repay their loans, the value of collateral underlying those loans, and demand for loans and other products and services that the Company offers, which are highly dependent on the business environment in the Company’s primary markets and the U.S. economy as a whole.  As a result of the COVID-19 pandemic and its impact on the economy, including credit deterioration and defaults in many industries, including natural resources, hospitality, transportation and commercial real estate, we could have an increase in customer delinquencies and loan defaults, including defaults on unsecured loans, credit losses in the

Company’s loan portfolio, and further increases in our allowance for loan losses and foreclosures. Declines in the net worth and liquidity of borrowers and loan guarantors could impair their ability to honor commitments to us. Customers may draw on lines of credit, which could impact our liquidity or cause us to pay higher rates than normal for deposits and other funding. Further, the Company’s loan deferment program could make it difficult to identify the extent of asset quality deterioration, or otherwise delay the identification of such deterioration, during the deferment period.

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

•	Business Disruption. The Company and the Bank have experienced, and may continue to experience, disruptions to the conduct of business due to the following:
o	Adverse effects to employees’ health, which may necessitate their recovery away from work;
o	Shelter in place, or other restrictions and interruptions of our business and contact with our customers;
o	Unavailability of key personnel necessary to conduct the Company’s and the Bank’s business activities;
o	Sustained closures of our branch lobbies or the offices of our customers;
o	Inability to provide customer support; and
o

Inability of vendors and third-party service providers to work or provide services effectively, including because of illness, quarantines, government actions or other restrictions in connection with the pandemic.

As we sought to protect the health and safety of our employees and customers during the nine months ended September 30, 2020, we took numerous actions to modify our business operations, including restricting employee travel, directing a significant percentage of our employees that were able to do so to work from home, closing the lobbies of many of our branches, and, in some cases, the branch itself, and implementing our business continuity plans and protocols. We may take further protective actions in the future either of our own volition or as a result of government orders or directives. Although we believe that we have been able to adequately service our customers under these restrictions, we cannot provide any assurances that our ability to do so would not be negatively impacted if additional restrictions are necessary or imposed on us in the future. If the Company is unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected. The Company may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect our business, financial condition and results of operations.

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

Since the Bank is a participating lender in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guarantees.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was and is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved approximately $310 billion of additional funding for the PPP on April 24, 2020. As of September 30, 2020, the Company had obtained approval from the SBA for 167 loans to small businesses, with an aggregate principal balance of $14.0 million.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding the process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

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

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the third quarter of 2020:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
July 1 – July 31	—	$—	—	54,961
August 1 – August 31	—	$—	—	54,961
September 1 – September 30	1,833	$6.54	—	54,961
Total	1,833	$6.54	—	54,961

(1)	1,833 shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the third quarter of 2020.
(2)

On December 18, 2019, the Board of Directors extended the share repurchase program initially approved by the Board on January 19, 2006, which authorized the repurchase of up to 642,785 shares of common stock. As of September 30, 2020, Bancshares was authorized to repurchase up to 54,961 shares of common stock prior to the expiration date of December 31, 2020.

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

3.2	Bylaws of First US Bancshares, Inc., effective as of October 11, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files for the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.

________________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: November 10, 2020

By:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)