Form 10-K
period 2020-12-31
FIRST US BANCSHARES INC
filed 2021-03-15
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $40,043,138.

As of March 12, 2021, the registrant had outstanding 6,213,641 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Shareholders to be held on April 29, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

First US Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2020

*

Portions of the definitive proxy statement for the registrant’s 2021 Annual Meeting of Shareholders to be held on April 29, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning our expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the factors described in this Annual Report on Form 10-K for the year ended December 31, 2020. Specifically, with respect to statements relating to the sufficiency of the allowance for loan and lease losses, loan demand, cash flows, interest costs, growth and earnings potential, expansion and the Company’s positioning to handle the challenges presented by COVID-19, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Bank’s and ALC’s service areas; market conditions and investment returns; changes in interest rates; the impact of the current COVID-19 pandemic on the Company’s business, the Company’s customers, the communities that the Company serves and the United States economy, including the impact of actions taken by governmental authorities to try to contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security (CARES) Act and subsequent federal legislation) and the resulting effect on the Company’s operations, liquidity and capital position and on the financial condition of the Company’s borrowers and other customers; the pending discontinuation of LIBOR as an interest rate benchmark; the availability of quality loans in the Bank’s and ALC’s service areas; the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets; collateral values; cybersecurity threats; and risks related to the Paycheck Protection Program. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

In addition, our business is subject to a number of general and market risks that could affect any forward-looking statements, including the risks discussed under Item 1A herein entitled “Risk Factors.”

PART I

Item 1.	Business.

First US Bancshares, Inc., a Delaware corporation (“Bancshares” and, together with its subsidiaries, the “Company”), is a bank holding company formed in 1983 registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancshares operates one banking subsidiary, First US Bank, an Alabama banking corporation (the “Bank”). Prior to its name change on October 11, 2016, Bancshares was known as United Security Bancshares, Inc. Bancshares and the Bank are headquartered in Birmingham, Alabama.

The Bank conducts a general commercial banking business and offers banking services such as demand, savings, individual retirement account and time deposits, personal and commercial loans, safe deposit box services and remote deposit capture. The Bank operates and serves its customers through 19 full-service banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill and Ewing, Virginia; as well as loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area. In July 2020, the Bank permanently closed one banking office in Thomasville, Alabama.

The Bank has two wholly owned subsidiaries: Acceptance Loan Company, Inc., an Alabama corporation (“ALC”) and FUSB Reinsurance, Inc., an Arizona corporation (“FUSB Reinsurance”). As used herein, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer to Bancshares, as well as the Bank, ALC, and FUSB Reinsurance, collectively.

The Bank owns all of the stock of ALC. ALC is a finance company headquartered in Mobile, Alabama that performs both indirect lending and conventional consumer finance lending through a branch network. ALC’s branch network serves customers through 20 offices located in Alabama and southeast Mississippi. The Bank serves as the primary funding source for ALC’s operations. ALC sold its branch in Scottsboro, Alabama during the third quarter of 2020.

Effective January 1, 2020, Bancshares transferred a total of $45.5 million of its indirect loan portfolio from ALC to the Bank. The loans transferred include indirect sales lending relationships originated through prominent national or regional retailers that are managed by the Company on a centralized basis. The Company currently conducts this lending in 11 states, including Alabama, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

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

Strategy

Our strategy focuses on building and maintaining a strong and diversified balance sheet through continued loan growth, using our branch network and loan production offices, maintaining credit quality and pricing discipline, expense control, and acquisitions where opportunities are identified. In the current environment of the COVID-19 pandemic, we also supported our customers and employees during the economic downturn, evaluated the impact on our earning assets, and repriced our deposits consistent with the lower interest rate environment.

Human Capital Resources

Bancshares has no employees, other than the executive officers discussed in the information incorporated by reference in Part III, Item 10 of this report. As of December 31, 2020, the Bank had 189 full-time equivalent employees, and ALC had 81 full-time equivalent employees. FUSB Reinsurance has no employees. None of our employees are party to a collective bargaining agreement. Management believes that the Company’s employee relations are good.

To facilitate talent attraction and retention, we strive to make the Company an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, health and welfare programs. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers across our markets, and we encourage employee referrals for open positions.

As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to healthy base wages, additional programs include bonus opportunities, Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, vacation and paid time off, family and military leave, flexible work schedules and employee assistance programs.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having a substantial percentage of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

Our ongoing diversity and inclusion initiatives support our goal that everyone throughout the Company is engaged in creating an inclusive workplace, and we are focused on sourcing and hiring with fairness and equitable approaches, creating an environment where all of our employees can develop and thrive. We believe it is crucial that we attract and retain talent who desire to enable financial equality through delivery of capable solutions, thoughtful innovation and equitable consumer options in the markets that we serve.

At December 31, 2020, 83% of our workforce was comprised of females, and 19% of our workforce was comprised of individuals who are racially or ethnically diverse. Our Board of Directors includes two females and one racially or ethnically diverse member (representing 25% of Directors). Women and individuals who are racially or ethnically diverse represent 27% of our senior management team, which includes our executive officers.

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

The Dodd-Frank Act requires the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve and the OCC also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2020, these rules have not been implemented. With assets of approximately $891 million, we currently would not be subject to the rules as presently proposed but would become subject to the rules if our assets increased to $1 billion.

Lending Limits

Under Alabama law, the amount of loans that may be made by a bank in the aggregate to one person is limited. Alabama law provides that unsecured loans by a bank to one person may not exceed an amount equal to 10% of the capital and unimpaired surplus of the bank or 20% in the case of secured loans. For purposes of calculating these limits, loans to various business interests of the borrower, including companies in which a substantial portion of the stock is owned or partnerships in which a person is a partner, must be aggregated with those made to the borrower individually. Loans secured by certain readily marketable collateral are exempt from these limitations, as are loans secured by deposits and certain government securities.

Commercial Real Estate Concentration Limits

In December 2006, the U.S. bank regulatory agencies issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate (“CRE”) loans. The guidance describes the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institution’s CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk.

In December 2015, the U.S. bank regulatory agencies issued guidance titled “Statement on Prudent Risk Management for Commercial Real Estate Lending” to remind financial institutions of existing guidance on prudent risk management practices for CRE lending activity, including the 2006 guidance described above. In the 2015 guidance, the agencies noted their belief that financial institutions had eased CRE underwriting standards in recent years. The 2015 guidance went on to identify actions that financial institutions should take to protect themselves from CRE-related credit losses during difficult economic cycles. The 2015 guidance also indicated that the agencies would pay special attention in the future to potential risks associated with CRE lending.

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

Deposit Insurance

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund maintained by the FDIC. As a result, the Bank is required to pay periodic assessments to maintain insurance coverage for its deposits. Under the FDIC’s assessment system for banks with less than $10 billion in assets, the assessment rate is determined based on a number of factors, including the Bank’s CAMELS (supervisory) rating, leverage ratio, net income, non-performing loan ratios, Other Real Estate Owned (OREO) ratios, core deposit ratios, one-year organic asset growth and a loan mix index.

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

In October 2019, the federal banking agencies adopted regulations that exempt a qualifying community bank and its holding company that have Tier 1 leverage ratios of greater than 9% from the risk-based capital requirements of the capital rules issued under the Dodd-Frank Act. A qualifying community banking organization and its holding company that have chosen the proposed framework will not be required to calculate the existing risk-based and leverage capital requirements. A qualifying community banking organization will also be considered to have met the capital ratio requirements to be well capitalized for the agencies’ prompt corrective action rules provided it has a community bank leverage ratio greater than 9%. The new community bank leverage ratio framework first became available for banking organizations to use on March 31, 2020.

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

As of December 31, 2020, the Bank was “well-capitalized” under the prompt corrective action rules. This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be, and should not be, interpreted as a representation of our overall financial condition or prospects.

Legislative and Regulatory Responses to the COVID-19 Pandemic

The COVID-19 pandemic is creating extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. There have been a number of regulatory actions intended to help mitigate the adverse economic impact of the pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the pandemic.

On March 27, 2020, the CARES Act was signed into law. Several provisions within the CARES Act led to action from the bank regulatory agencies and there were also separate provisions within the legislation that directly impacted financial institutions. Section 4022 of the CARES Act allowed, until the earlier of December 31, 2020 or the date the national emergency declared by the President terminates, borrowers with federally-backed one-to-four family mortgage loans experiencing a financial hardship due to the pandemic to request forbearance, regardless of delinquency status, for up to 360 days. Section 4022 also prohibited servicers of federally-backed mortgage loans from initiating foreclosures during the 60-day period beginning March 18, 2020. Further, on August 27, 2020, the FHFA announced that FNMA and FHLMC would extend their single-family moratorium on foreclosures and evictions through December 31, 2020. In addition, President Biden requested that the federal agencies discussed above continue to extend the moratorium on foreclosures on federally-guaranteed mortgages until at least March 31, 2021. In addition, under Section 4023 of the CARES Act, until the earlier of December 31, 2020 and the date the national emergency declared by the President terminates, borrowers with federally-backed multifamily mortgage loans whose payments were current as of February 1, 2020, but who have since experienced financial hardship due to COVID-19, may request a forbearance for up to 90 days. Borrowers receiving such forbearance may not evict or charge late fees to tenants for its duration. On December 23, 2020, the FHFA announced an extension of forbearance programs for qualifying multifamily properties through March 31, 2021. These regulatory and legislative actions may be expanded, extended and amended as the pandemic and its economic impact continue.

Further, on December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law, which also contains provisions that could directly impact financial institutions. The act directs financial regulators to support community development financial institutions and minority depository institutions and directs Congress to re-appropriate $429 billion in unobligated CARES Act funds.

The Paycheck Protection Program (“PPP”), originally established under the CARES Act and extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, authorizes financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of 2 years for loans originated prior to June 5, 2020 and 5 years for loans originated on or after June 5, 2020. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small business and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw PPP loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion has been set aside for Second Draw PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low- or moderate-income neighborhoods. Generally speaking, businesses with more than 300 employees and/or less than a 25 percent reduction in gross receipts between comparable quarters in 2019 and 2020 are not eligible for Second Draw PPP loans. Further, maximum loan amounts have been increased for accommodation and food service businesses.

In addition, the federal bank regulatory agencies issued several interim final rules throughout the course of 2020 to neutralize the regulatory capital and liquidity effects for banks that participate in the Federal Reserve liquidity facilities. The interim final rule issued on April 9, 2020, clarifies that a zero percent risk weight applies to loans covered by the PPP for capital purposes and the interim final rule issued on May 15, 2020, permits depository institutions to choose to exclude U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of the supplementary leverage ratio. These interim final rules were finalized on September 29, 2020.

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

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.

In March 2021, Virginia adopted the Consumer Data Protection Act (the “VCDPA”), which imposes certain restrictions and requirements on businesses that collect consumer data for at least 100,000 consumers in Virginia. The Bank currently has fewer than 100,000 customers in Virginia but may become subject to the VCDPA if its customer base grows above that level. The Company could face enforcement actions by the Virginia Attorney General and penalties for noncompliance with the VCDPA.

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

Risks Related to the COVID-19 Pandemic

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

Risks presented by the ongoing effects of the COVID-19 pandemic include the following:

•

Impact to Financial Markets. There has been, and we may continue to experience, significant volatility in U.S. financial markets, including equity, fixed-income and commodity markets, and in our investment securities portfolio. Actual and potential declines in the credit quality of our loan portfolio, owing to the effects of the COVID-19 pandemic in the markets that we serve, caused us to increase our loan loss provision during the year ended December 31, 2020 and may lead to further increased provisions for loan losses and increases in our allowance for loan and lease losses. Even after the pandemic subsides, the U.S. economy may experience a recession, and the Company anticipates that the Company’s businesses would be materially and adversely affected by a prolonged recession.

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

•

Reduced Demand. There has been and may continue to be reduced consumer spending resulting from job losses and other effects of the pandemic. Reduced demand for the Bank’s banking products and services could negatively impact, among other things, our liquidity, regulatory capital and growth strategy. Our asset size and the amounts of deposits from our customers have and may continue to fluctuate significantly based on changes in the financial behaviors of our deposit customers.

•

Regulation. The effects of government fiscal and monetary policies enacted in response to the pandemic or its economic impact on the economy and financial stability, generally, and on our business, results of operations and financial condition cannot be predicted.

•	Business Disruption. The Company and the Bank have experienced, and may continue to experience, disruptions to the conduct of business due to the following:

o	Adverse effects to employees’ health, which may necessitate their recovery away from work;

o	Shelter in place regulations, or other restrictions and interruptions of our business and contact with our customers;

o	Unavailability of key personnel necessary to conduct the Company’s and the Bank’s business activities;

o	Sustained closures of our branch lobbies or the offices of our customers;

o	Inability to provide customer support; and

o

Inability of vendors and third-party service providers to work or provide services effectively, including because of illness, quarantines, government actions or other restrictions in connection with the pandemic.

As we sought to protect the health and safety of our employees and customers during the year ended December 31, 2020, we took numerous actions to modify our business operations, including restricting employee travel, directing a significant percentage of our employees that were able to do so to work from home, closing the lobbies of many of our branches, and, in some cases, the branch itself, and implementing our business continuity plans and protocols. If the Company is unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected.

•

Security Concerns. The COVID-19 pandemic has contributed to or resulted in heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements and increased levels of remote access. Cybercriminals increased their attempts to compromise business and consumer e-mails, including phishing attempts, and fraudulent vendors or other parties have viewed the pandemic as an opportunity to prey upon consumers and businesses during this time. This could result in increased fraud losses to us or our customers. The increase in online and remote banking activities may also increase the risk of fraud against our customers.

•	Increase in Expenses. In the near-term, non-interest expense may increase due to expenditures incurred by the Company in response to the COVID-19 pandemic.

Any of the above events could cause, contribute to or exacerbate the other risks and uncertainties enumerated below in this Annual Report on Form 10-K or otherwise in this report, and could materially adversely affect our business, results of operations or financial condition. We have implemented our business contingency plan and taken other precautions with respect to the COVID-19 global pandemic. However, such measures may not adequately protect our business from the full impacts of the pandemic.

Since the Bank is a participating lender in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guarantees.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was and is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. Congress approved approximately $310 billion of additional funding for the PPP on April 24, 2020. As of December 31, 2020, the remaining balance of PPP loans originated by the Company totaled $11.9 million.

In December 2020, President Trump signed an additional relief bill which provides for $284 billion in new funding for PPP loans. In January 2021, the SBA initiated a new program to allow SBA lenders to begin obtaining approval for new PPP loans. The Bank has begun processing new applications.

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

Credit Risks

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

In accordance with section 4013 of the Coronavirus Aid, Relief and Economic Security (CARES) Act, the Company implemented initiatives to provide short-term payment relief to borrowers who have been negatively impacted by COVID-19. Over 1,900 of the Company’s borrowers requested and were granted pandemic-related deferments by the Company during the year ended December 31, 2020. Although the interpretive guidance defines short-term as six months, the majority of deferments granted by the Company were for terms of 90 days or less. As of December 31, 2020, 110 borrowers with an aggregate principal balance totaling approximately $8.1 million had active loan payment deferments. The deferments could contribute to higher credit losses.

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

Market and Industry Risks

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

For a discussion of the impact of and the ongoing risks to our business associated with the COVID-19 pandemic, see “Risks Related to the COVID-19 Pandemic” above.

The banking industry is highly competitive, which could result in loss of market share and adversely affect our business.

We encounter strong competition in making loans, acquiring deposits and attracting customers for investment services. We compete with commercial banks, online banks, credit unions, finance companies, mutual funds, insurance companies, investment banking companies, brokerage firms and other financial intermediaries operating in our markets and elsewhere in various segments of the financial services market. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits than we do. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks, and, as a result, may be able to offer certain products and services at a lower cost than we are able to offer, which could adversely affect our business.

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

While we expect LIBOR to continue to be available in substantially its current form until the end of 2021 or shortly before that, it is possible that LIBOR quotes will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. These risks may also be increased due to the shorter time for preparing for the transition. On March 5, 2021, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, released the much-anticipated feedback statement (“Cessation Statement”) reporting the results of its December 2020 Consultation on potential Cessation. Pursuant to the Cessation Statement, IBA intends to cease publication of (i) the 1 Week and 2 Month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and (ii) the Overnight and 1, 3, 6 and 12 Month USD LIBOR settings immediately following the LIBOR publication on June 30, 2023, subject to any rights of the UK Financial Conduct Authority (“FCA”), the regulatory supervisor of IBA, to compel IBA to continue publication using a changed methodology. The outcome of these actions and their impact on LIBOR could materially affect the economics as well as the timing of the transition away from LIBOR.

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

Risks Related to Privacy and Technology

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

Risks Related to Legal, Reputational and Compliance Matters

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

Strategic Risks

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

There can be no assurance that we will be able to continue to grow and to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent with our prior results of operations or increase in the future. Our growth in recent years has been driven by a number of factors, including strong growth in our indirect lending portfolio and demand in the commercial and real estate loan markets in certain of the communities that we serve. A downturn in economic conditions in our markets, heightened competition from other financial services providers, an inability to retain or grow our core deposit base, regulatory and legislative considerations, and failure to attract and retain high-performing talent, among other factors, could limit our ability to grow our assets or increase our profitability to the same extent as in recent periods. Sustainable growth requires that we manage our risks by following prudent loan underwriting standards, balancing loan and deposit growth without materially increasing interest rate risk or compressing our net interest margin, maintaining adequate capital, hiring and retaining qualified employees and successfully implementing our strategic initiatives. A failure to sustain our recent rate of growth or adequately manage the factors that have contributed to our growth or successfully enter new markets could have a material adverse effect on our earnings and profitability and, therefore on our business, consolidated financial condition, results of operations and cash flows.

General Risks

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

Bancshares’ common stock is listed on the Nasdaq Capital Market under the symbol “FUSB.” Prior to our name change on October 11, 2016, our common stock was listed on the Nasdaq Capital Market under the symbol “USBI.” As of March 10, 2021, there were approximately 685 record holders of Bancshares’ common stock (excluding any participants in any clearing agency and “street name” holders).

During the years ended December 31, 2020 and 2019, respectively, Bancshares declared total dividends of $0.12 and $0.09 per common share. Bancshares expects to continue to pay comparable cash dividends in the future, subject to the results of operations of Bancshares and the Bank, legal and regulatory requirements and potential limitations imposed by financial covenants with third parties.

Share Repurchases

As noted in the table below, there were no purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the fourth quarter of 2020.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
October 1-31, 2020	—	$—	—	54,961
November 1-30, 2020	—	$—	—	54,961
December 1-31, 2020	—	$—	—	54,961
Total	—	$—	—	54,961

(1)	No shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the fourth quarter of 2020.
(2)

On December 16, 2020, the Board of Directors extended the share repurchase program initially approved by the Board on January 19, 2006, which authorized the repurchase of up to 642,785 shares of common stock. As of December 31, 2020, Bancshares was authorized to repurchase up to 54,961 shares of common stock prior to the expiration date of December 31, 2021.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands, except Per Share Amounts)
Results of Operations:
Interest income	$40,377	$43,588	$37,138	$31,100	$30,155
Interest expense	4,611	6,646	4,350	2,706	2,271
Net interest income	35,766	36,942	32,788	28,394	27,884
Provision for loan and lease losses	2,945	2,714	2,622	1,987	3,197
Non-interest income	5,010	5,366	5,610	4,666	5,201
Non-interest expense	34,299	33,782	32,385	28,449	28,495
Income before income taxes	3,532	5,812	3,391	2,624	1,393
Provision for income taxes	825	1,246	901	3,035	169
Net income (loss)	$2,707	$4,566	$2,490	$(411)	$1,224
Per Share Data:
Basic net income (loss) per share	$0.43	$0.71	$0.40	$(0.07)	$0.20
Diluted net income (loss) per share	$0.40	$0.67	$0.37	$(0.07)	$0.19
Dividends per share	$0.12	$0.09	$0.08	$0.08	$0.08
Common stock price - High	$12.00	$11.93	$13.62	$15.14	$11.84
Common stock price - Low	$5.18	$7.60	$7.60	$10.38	$7.90
Period end price per share	$9.02	$11.61	$7.95	$12.80	$11.11
Period end shares outstanding (in thousands)	6,177	6,158	6,298	6,082	6,043
Period-End Balance Sheet:
Total assets	$890,511	$788,738	$791,939	$625,581	$606,892
Loans, net of allowance for loan and lease losses	638,374	545,243	514,867	346,121	322,772
Allowance for loan and lease losses	7,470	5,762	5,055	4,774	4,856
Investment securities, net	91,422	108,356	153,949	180,150	207,814
Total deposits	782,212	683,662	704,725	517,079	497,556
Short-term borrowings	10,017	10,025	527	15,594	10,119
Long-term debt	—	—	—	10,000	15,000
Total shareholders’ equity	86,678	84,748	79,437	76,208	76,241
Book value	14.03	13.76	12.61	12.53	12.62
Performance Ratios:
Loans to deposits	81.6%	79.8%	73.1%	66.9%	64.9%
Net interest margin	4.69%	5.18%	5.27%	5.08%	5.16%
Return on average assets	0.32%	0.58%	0.36%	(0.07)%	0.21%
Return on average equity	3.17%	5.51%	3.26%	(0.52)%	1.56%
Asset Quality:
Allowance for loan and lease losses as % of loans	1.16%	1.05%	0.97%	1.36%	1.48%
Nonperforming assets as % of loans and other real estate	0.62%	0.87%	0.82%	1.67%	2.19%
Nonperforming assets as % of total assets	0.45%	0.61%	0.54%	0.95%	1.20%
Net charge-offs as a % of average loans	0.21%	0.38%	0.57%	0.62%	0.72%
Capital Adequacy:
CET 1 risk-based capital ratio	11.78%	12.78%	12.62%	18.41%	19.01%
Tier 1 risk-based capital ratio	11.78%	12.78%	12.62%	18.41%	19.01%
Total risk-based capital ratio	12.92%	13.77%	13.53%	19.60%	20.26%
Tier 1 leverage ratio	8.98%	9.61%	8.96%	11.89%	12.27%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in this Annual Report on Form 10-K for the year ended December 31, 2020 discussed under Item 1A herein entitled “Risk Factors.” Specifically, with respect to statements relating to the sufficiency of the allowance for loan and lease losses, loan demand, cash flows, interest costs, growth and earnings potential, expansion and the Company’s positioning to handle the challenges presented by COVID-19, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas; market conditions and investment returns; changes in interest rates; the impact of the current COVID-19 pandemic on the Company’s business, the Company’s customers, the communities that the Company serves and the United States economy, including the impact of actions taken by governmental authorities to try to contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security (CARES) Act and subsequent federal legislation) and the resulting effect on the Company’s operations, liquidity and capital position and on the financial condition of the Company’s borrowers and other customers; the pending discontinuation of LIBOR as an interest rate benchmark; the availability of quality loans in the Company’s service areas; the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets; collateral values; cybersecurity threats; and risks related to the Paycheck Protection Program. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares” and, together with its subsidiaries, the “Company”), is a bank holding company with its principal offices in Birmingham, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of December 31, 2020, the Bank operated and served its customers through 19 banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill and Ewing, Virginia. In addition, the Bank operates loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area. The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals. In July 2020, the Bank permanently closed one banking office in Thomasville, Alabama.

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

Delivery of the best possible financial services to customers remains an overall operational focus of the Company. The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 270 full-time equivalent employees (as of December 31, 2020), to ensure customer satisfaction and convenience.

The following discussion and financial information are presented to aid in an understanding of the Company’s consolidated financial position, changes in financial position, results of operations and cash flows and should be read in conjunction with the Company’s Audited Consolidated Financial Statements and Notes thereto included herein. The emphasis of the discussion is on the years 2020 and 2019. All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

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

See “Risk Factors – Risks Related to the COVID-19 Pandemic” for additional discussion of the effects of the COVID-19 pandemic on the Company’s operations.

Response to the COVID-19 Pandemic and the CARES Act

Loan Deferments and Credit Risk Identification

In accordance with section 4013 of the Coronavirus Aid, Relief and Economic Security (CARES) Act and interpretive guidance from banking regulatory agencies, the Company implemented initiatives to provide short-term payment relief to borrowers who have been negatively impacted by COVID-19. During 2020, over 1,900 of the Company’s borrowers requested and were granted pandemic-related deferments by the Company. Although the interpretive guidance generally defined short-term as six months, most deferments granted by the Company were for terms of 90 days or less. As of December 31, 2020, 110 of the Company’s borrowers with an aggregate principal balance totaling approximately $8.1 million continued to have active loan payment deferments.

With respect to credit risk, at the onset of the pandemic, management identified certain categories of loans that it believed to be “at-risk” of potential default or credit loss. Initially, these “at-risk” categories were divided into those deemed to be of “high-risk” and those deemed to be of “moderate-risk.” As of December 31, 2020, management has refined its evaluation of those categories that continue to be at-risk in the current environment. In general, the categories that remain include those that were previously identified as “high-risk” as a result of the pandemic. The “high-risk” category, which totaled $13.5 million, or 2.1% of the loan portfolio, as of December 31, 2020, includes loans collateralized by hotels/motels and dine-in restaurants.

Refer to Note 4 in the Notes to Consolidated Financial Statements contained herein under the heading “COVID-19 Loan Deferments and Risk Identification” for additional details related to COVID-19 deferred loan payments and loans considered to be “at-risk.”

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

PPP loans were initially originated for a term of two years; however, a June 5, 2020 amendment to the CARES Act (i) provided for a five-year minimum loan term for loans originated beginning on that date and (ii) permitted lenders and borrowers to amend loans previously issued under two-year terms to terms of five to ten years if mutually agreed upon by both the lender and the borrower. As of December 31, 2020, the Company had originated 167 PPP loans with an aggregate principal balance of $14.0 million. Of this amount, $13.8 million of the loans were originated under two-year terms, while $0.2 million of the loans were originated under five-year terms. As of December 31, 2020, the remaining balance of the PPP loans totaled $11.9 million. In January 2021, the Bank began processing new applications for PPP loans.

A borrower is eligible for forgiveness of principal and accrued interest on its PPP loan to the extent that the proceeds were used to cover eligible payroll costs, interest costs, rent and utility costs over a period of between eight and twenty-four weeks after the loan is made, as long as the borrower retains its employees and their compensation levels. The SBA began processing forgiveness payments during the fourth quarter of 2020. Amortized PPP loan fees, which are recognized in interest and fees on loans, totaled approximately $161 thousand for the year ended December 31, 2020. As of December 31, 2020, the Company had approximately $204 thousand in remaining net deferred SBA PPP loan fees.

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

Allowance for Loan and Lease Losses

The Company maintains the allowance for loan and lease losses at a level deemed adequate by management to absorb probable losses from loans and leases in the portfolio at the balance sheet date. In determining the adequacy of the allowance for loan and lease losses, management considers numerous factors, including, but not limited to, management’s estimate of: (a) loan and lease loss experience; (b) the financial condition and liquidity of certain loan customers; and (c) collateral values of property securing certain loans and leases. Because these factors and others involve the use of management’s estimation and judgment, the allowance for loan and lease losses is inherently subject to adjustment at future dates. Unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan or lease delinquencies and subsequent charge-offs, or the availability of new information could require additional provisions in excess of normal provisions to the allowance for loan and lease losses in future periods. No allowance for loan and lease losses is carried over or established at acquisition for purchased loans acquired in business combinations. Loans acquired in business combinations that are deemed impaired at acquisition, purchased credit impaired (“PCI”) loans, are grouped into pools and evaluated separately from the non-PCI portfolio. The estimated cash flows to be collected on PCI loans are discounted at a market rate of interest. Subsequent to the acquisition of PCI loans, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities and other factors that are reflective of current market conditions. Subsequent decreases in expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows will generally result in a reversal of the provision for loan losses to the extent of prior charges. There can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additions to the allowances will not be required.

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of cost over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is determined to have an indefinite useful life and is not amortized, but is tested for impairment at least annually or more frequently if events or circumstances exist that indicate that a goodwill impairment test should be performed. The Company performs its annual goodwill impairment test as of October 1. Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value. In testing goodwill for impairment, U.S. GAAP permits the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In this qualitative assessment, the Company evaluates events and circumstances that may include, but are not limited to, the general economic environment, banking industry and market conditions, the overall financial performance of the Company, the performance of the Company’s common stock, the key financial performance metrics of the Company’s reporting units and events affecting the reporting units to determine if it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If the quantitative impairment test is required or the decision to bypass the qualitative assessment is elected, the Company performs the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. A recognized impairment loss cannot be reversed in future periods even if the fair value of the reporting unit subsequently recovers. The Company recorded $7.4 million of goodwill as a result of its acquisition of TPB in 2018. Goodwill impairment was neither indicated nor recorded during the years ended December 31, 2020 or 2019.

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

Deferred Tax Asset Valuation

Income tax expense and current and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. Deferred tax assets may also arise from the carryforward of operating loss or tax credit carryforwards as allowed by applicable federal or state tax jurisdictions. In addition, there may be transactions and calculations for which the ultimate tax outcomes are uncertain and the Company’s tax returns are subject to audit by various tax authorities. Although we believe that estimates related to income taxes are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in the consolidated financial statements. In evaluating the ability to recover deferred tax assets in the tax jurisdictions from which they arise, management considers all available positive and negative evidence, including the Company’s historical earnings and, in particular, the results of recent operations, expected reversals of temporary differences, the ability to utilize tax planning strategies and the expiration dates of any operating loss and tax credit carryforwards. A valuation allowance is recognized for a deferred tax asset if, based on the weight of all available evidence, it is more likely than not that some portion of or the entire deferred tax asset will not be realized. The assumptions about the amount of future taxable income require the use of significant judgment and are consistent with the plans and estimates that management uses in the underlying business. At this time, management considers it to be more likely than not that the Company will have sufficient taxable income in the future to allow all deferred tax assets to be realized. Accordingly, a valuation allowance was not established for deferred tax assets as of either December 31, 2020 or 2019.

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

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurable uncertainties as those discussed above, are nevertheless important to an understanding of the consolidated financial statements. Policies related to the right of use asset and lease liability, revenue recognition, investment securities and long-lived assets require difficult judgments on complex matters that are often subject to multiple and recent changes in the authoritative guidance. Certain of these matters are among topics currently under re-examination by accounting standard setters and regulators. Specific conclusions have not been reached by these standard setters, and outcomes cannot be predicted with confidence. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements, which discusses accounting policies that we have selected from acceptable alternatives.

EXECUTIVE OVERVIEW

For the year ended December 31, 2020, the Company earned net income of $2.7 million, or $0.40 per diluted common share, compared to net income of $4.6 million, or $0.67 per diluted common share, for the year ended December 31, 2019.

Summarized condensed consolidated statements of operations are included below for the years ended December 31, 2020 and 2019, respectively.

	Year Ended December 31,
	2020	2019
	(Dollars in Thousands)
Interest income	$40,377	$43,588
Interest expense	4,611	6,646
Net interest income	35,766	36,942
Provision for loan losses	2,945	2,714
Net interest income after provision for loan losses	32,821	34,228
Non-interest income	5,010	5,366
Non-interest expense	34,299	33,782
Income before income taxes	3,532	5,812
Provision for income taxes	825	1,246
Net income	$2,707	$4,566
Basic net income per share	$0.43	$0.71
Diluted net income per share	$0.40	$0.67
Dividends per share	$0.12	$0.09

Significant Impacts on Earnings

The following discussion summarizes the most significant activity that impacted changes in the Company’s net income during 2020 as compared to 2019.

Net Interest Income

Net interest income decreased $1.2 million comparing the year ended December 31, 2020 to the year ended December 31, 2019, primarily due to margin compression, as interest-earning assets repriced more quickly than interest-bearing liabilities following the 150-basis point reduction in the federal funds rate in March. Net interest margin decreased 49 basis points comparing the year ended December 31, 2020 to the year ended December 31, 2019.

This interest rate environment precipitated by the pandemic put significant pressure on net interest margin in the first and second quarters of 2020 as yields on interest-earning assets generally shifted downward more rapidly than rates on interest-bearing liabilities. Since March 2020, management has continued efforts to reprice deposit products in a manner consistent with the interest rate environment. Annualized total funding costs (including both interest-bearing and non-interest-bearing deposits and borrowings) decreased to 0.62% for the year ended December 31, 2020, compared to 0.96% for the year ended December 31, 2019. Due to continued reduction in funding costs, as well as loan growth, net interest income improved in both the third and fourth quarters of 2020. We expect the current low interest rate environment to continue to put pressure on net interest margin, and therefore expect growth in net interest income to remain challenging. Accordingly, management continues to remain focused on reducing interest expense through liability repricing and improving interest income through growth in loans that meet the Company’s established credit standards.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $2.9 million during the year ended December 31, 2020, compared to $2.7 million during the year ended December 31, 2019. The increase comparing 2020 to 2019 is reflective of the significant uncertainty that was introduced into the economic environment following the onset of the COVID-19 pandemic. As a result of this uncertainty, the Company increased qualitative factors associated with the calculation of loan loss reserves beginning in the first quarter of 2020, and, due to continued economic uncertainty, these qualitative factors remained at heightened levels as of December 31, 2020. However, the Company continued to see improvement as of the end of the year in certain metrics related to the credit quality of the loan portfolio, including reductions in COVID-19-related deferments. The allowance as a percentage of total loans increased to 1.18% (excluding PPP loans, which are guaranteed by the SBA) as of December 31, 2020, compared to 1.05% as of December 31, 2019. In addition, the ratio of net charge-offs to average loans decreased to 0.21% for the year ended December 31, 2020, compared to 0.38% for the year ended December 31, 2019.

In accordance with relevant accounting guidance for smaller reporting companies, the Company has not yet adopted the Current Expected Credit Loss (CECL) accounting model for the calculation of credit losses. Management believes that the allowance for loan and lease losses as of December 31, 2020, which was calculated under an incurred loss model, was sufficient to absorb losses in the Company’s loan portfolio based on circumstances existing as of the balance sheet date. However, the economic environment as a result of the COVID-19 pandemic remains uncertain, and accordingly, management will continue to closely monitor the impact of changing economic circumstances on the Company’s loan portfolio.

Non-interest Income

Non-interest income totaled $5.0 million and $5.4 million for the years ended December 31, 2020 and 2019, respectively. The decrease resulted from reductions in service charges and related fees on the Bank’s deposit accounts, as well as reduced credit insurance income that is derived primarily from ALC’s lending activities. These decreases were attributable to reduced economic activity and changes in deposit customer and consumer borrower behaviors during the pandemic. The reductions were partially offset by increased non-interest income associated with gains on the sale of securities, secondary mortgage fees and other income. In addition, effective in the fourth quarter of 2020, the Bank discontinued its secondary mortgage marketing efforts. Although the discontinuation of secondary mortgage marketing efforts is expected to result in reductions of non-interest income, it is also expected to reduce non-interest expense commensurately.

Non-interest Expense

Non-interest expense increased by $0.5 million comparing the years ended December 31, 2020 and 2019. In response to the pandemic and the resulting economic uncertainty, management has continued efforts to monitor expenses. These efforts have included elimination of merit raises for executive management in 2020, which has assisted in holding salary and benefits expenses to an increase of 0.9% comparing 2020 to 2019. In addition, the Company experienced reductions in occupancy, foreclosure and certain other expenses, while experiencing increases in computer, insurance and professional services expenses.

Balance Sheet Management

The Company’s asset base increased during 2020. As of December 31, 2020, assets totaled $890.5 million, compared to $788.7 million as of December 31, 2019. The discussion below presents significant balance sheet components comparing December 31, 2020 to December 31, 2019.

Loans and Credit Quality

Total loans increased by $94.1 million as of December 31, 2020 compared to December 31, 2019. The increase was most pronounced in indirect sales lending and commercial real estate lending, which grew by $96.0 million and $31.4 million, respectively. The Company’s indirect sales portfolio is comprised of loans secured by collateral that generally includes recreational vehicles, campers, boats and horse trailers. Effective January 1, 2020, the portfolio was transferred from ALC to the Bank, and, during the pandemic, demand for this financing grew substantially as consumers sought alternatives to more traditional travel and leisure activities. The Company currently operates this lending in 11 states located in the southeastern United States. Management believes that the movement of this portfolio under the Bank’s brand has afforded and will continue to afford greater opportunity for growth and diversification of the portfolio over time. The growth in commercial real estate lending was focused on borrowers that management determined to be of appropriate credit quality and structure in the current environment under the Bank’s established underwriting criteria.

Loan growth during the year was partially offset by decreases in 1-4 family residential real estate loans totaling $15.7 million, in the Bank’s commercial and industrial portfolio totaling $9.2 million and in direct consumer lending, primarily through ALC’s branch system, totaling $8.4 million.

Nonperforming assets, including loans in non-accrual status and other real estate owned (OREO), decreased to $4.0 million as of December 31, 2020, compared to $4.8 million as of December 31, 2019. As a percentage of total assets, non-performing assets improved to 0.45% as of December 31, 2020, compared to 0.61% as of December 31, 2019.

Investment Securities

The investment securities portfolio continues to provide the Company with additional liquidity and allows management to fund a portion of loan growth from the maturity and payoff of securities within the portfolio. As of December 31, 2020, the investment securities portfolio totaled $91.4 million, compared to $108.4 million as of December 31, 2019. Management monitors its liquidity position, including forecasted expectations related to loan growth, when making determinations about whether to re-invest in the securities portfolio.

Deposits and Borrowings

Deposits totaled $782.2 million as of December 31, 2020, compared to $683.7 million as of December 31, 2019. The deposit growth during 2020 reflected the impact of the COVID-19 pandemic on both business and consumer deposit holders, including preferences for liquidity, loan payment deferments, tax payment deferments, stimulus checks and lower consumer spending. Of the total increase in deposits, $39.2 million represented non-interest-bearing deposits, while $59.4 million were interest-bearing deposits.

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

During the fourth quarter of 2020, the Bank maintained capital ratios at higher levels than the ratios required to be considered a “well-capitalized” institution under applicable banking regulations. As of December 31, 2020, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 11.78%. Its total capital ratio was 12.92%, and its Tier 1 leverage ratio was 8.98%.

Cash Dividend

The Company declared a cash dividend of $0.03 per share on its common stock in each quarter of 2020, resulting in a dividend of $0.12 per share for the year ended December 31, 2020, compared to $0.09 per share for the year ended December 31, 2019.

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

The following table shows the average balances of each principal category of assets, liabilities and shareholders’ equity for the years ended December 31, 2020 and 2019. Additionally, the table provides an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Year Ended December 31,
	2020			2019
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Total loans (Note A)	$590,200	$38,251	6.48%	$527,310	$39,635	7.52%
Taxable investment securities	99,096	1,761	1.78%	130,262	2,710	2.08%
Tax-exempt investment securities	2,503	55	2.20%	1,978	55	2.78%
Federal Home Loan Bank stock	1,135	51	4.49%	925	58	6.27%
Federal funds sold	4,740	45	0.95%	11,700	272	2.32%
Interest-bearing deposits in banks	65,609	214	0.33%	40,853	858	2.10%
Total interest-earning assets	763,283	40,377	5.29%	713,028	43,588	6.11%
Non-interest-earning assets:
Other assets	70,716			71,723
Total	$833,999			$784,751

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$192,035	$577	0.30%	$167,308	$848	0.51%
Savings deposits	162,636	756	0.46%	161,371	1,632	1.01%
Time deposits	233,815	3,143	1.34%	246,880	4,074	1.65%
Total interest-bearing deposits (Note B)	588,486	4,476	0.76%	575,559	6,554	1.14%
Borrowings	10,156	135	1.33%	5,237	92	1.76%
Total interest-bearing liabilities	598,642	4,611	0.77%	580,796	6,646	1.14%
Non-interest-bearing liabilities:
Demand deposits	140,196			111,214
Other liabilities	9,741			9,910
Shareholders’ equity	85,420			82,831
Total	$833,999			$784,751
Net interest income (Note C)		$35,766			$36,942
Net interest margin			4.69%			5.18%

Note A — For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. The loans averaged $3.3 million and $1.9 million for the years ended December 31, 2020 and 2019, respectively.

Note B — The annualized rate on total average funding costs, including total average interest-bearing liabilities and average non-interest-bearing demand deposits, was 0.62% and 0.96% for the years ended December 31, 2020 and 2019, respectively.

Note C — Loan fees are included in the interest amounts presented. Loan fees totaled $2.0 million and $1.9 million for 2020 and 2019, respectively.

The following table summarizes the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	2020 Compared to 2019 Increase (Decrease) Due to Change In:			2019 Compared to 2018 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$4,727	$(6,111)	$(1,384)	$6,109	$627	$6,736
Taxable investments	(648)	(301)	(949)	(700)	120	(580)
Tax-exempt investments	15	(15)	—	(64)	(13)	(77)
Federal Home Loan Bank stock	13	(20)	(7)	(19)	1	(18)
Federal funds	(162)	(65)	(227)	53	37	90
Interest-bearing deposits in banks	520	(1,164)	(644)	246	53	299
Total interest-earning assets	4,465	(7,676)	(3,211)	5,625	825	6,450
Interest expense on:
Demand deposits	125	(396)	(271)	26	97	123
Savings deposits	13	(889)	(876)	284	453	737
Time deposits	(216)	(715)	(931)	428	1,115	1,543
Other borrowings	86	(43)	43	(117)	10	(107)
Total interest-bearing liabilities	8	(2,043)	(2,035)	621	1,675	2,296
Increase (decrease) in net interest income	$4,457	$(5,633)	$(1,176)	$5,004	$(850)	$4,154

Net interest margin was reduced by 49 basis points to 4.69% for the year ended December 31, 2020, compared to 5.18% for the year ended December 31, 2019. The reduction in net interest margin resulted from the prevailing low interest rate environment and our asset-sensitive balance sheet. Since August 2019, the federal funds rate has been reduced by 225 basis points, including decreases totaling 150 basis points in March 2020 in response to the COVID-19 pandemic.

The Company’s average loan balance increased by $62.9 million comparing the year ended December 31, 2020 to the year ended December 31, 2019. However, as a result of declining yields, interest earned on loans decreased $1.4 million comparing 2020 to 2019. The growth in average loans over the course of 2020 was funded through growth in deposits combined with maturities, sales and pay-downs in the Company’s investment portfolio. The average balance of the investment portfolio (taxable and tax-exempt combined) was reduced by $30.6 million comparing the years ended December 31, 2020 and 2019. Based on this volume reduction, coupled with the reduced interest rate environment, interest earned on the investment portfolio declined by $0.9 million comparing 2020 to 2019.

The COVID-19 pandemic has reduced economic activity and increased liquidity for deposit customers, consequently increasing the Company’s cash balances during 2020. In the current environment, the excess cash balances earn low yields, which has put downward pressure on net interest margin. Interest earned on excess cash balances (including federal funds sold and interest-bearing deposits in banks) decreased by $0.9 million comparing the years ended December 31, 2020 and 2019, due primarily to the decrease in the federal funds rate.

Since March 2020, management has continued efforts to reprice deposit products in a manner consistent with the declining interest rate environment. The weighted average annualized rate paid for interest-bearing liabilities decreased to 0.77% for the year ended December 31, 2020, compared to 1.14% for the year ended December 31, 2019. Including non-interest-bearing demand deposits and borrowings, the Company’s aggregate funding costs totaled 0.62% for 2020, compared to 0.96% for 2019. Due to continued reduction in funding costs, as well as loan growth, net interest income improved in both the third and fourth quarters of 2020.

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

Provision for Loan and Lease Losses

The provision for loan and lease losses was $2.9 million for the year ended December 31, 2020, compared to $2.7 million for the year ended December 31, 2019. Net charge-offs during 2020 decreased to $1.2 million, compared to $2.0 million during 2019. Although net charge-off experience improved, due to uncertainty related to the ultimate economic impact of the pandemic, the Company continued to increase qualitative factors in the calculation of the allowance for loan and lease losses. The increased qualitative factors in response to the pandemic, as well as significant loan growth during 2020, resulted in increased loan loss provisioning during the year ended December 31, 2020. Continued growth in the indirect lending portfolio may drive continued additions to the loan loss provision in future periods, which tends to partially offset the improvement to our net interest margin created by such growth. The allowance as a percentage of total loans increased to 1.18% (excluding PPP loans, which are guaranteed by the SBA) as of December 31, 2020, compared to 1.05% as of December 31, 2019.

Management believes that the allowance for loan and lease losses as of December 31, 2020, which was calculated under an incurred loss model, was sufficient to absorb losses in the Company’s loan portfolio based on circumstances existing as of the balance sheet date. However, the economic environment as a result of the COVID-19 pandemic continues to contain a significant level of uncertainty. Management will continue to monitor circumstances associated with the loan portfolio, particularly those loans for which payment deferments have been provided and those portfolio categories characterized as “at-risk.” Should economic circumstances continue to deteriorate, additional loan loss provisioning may be required.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$1,301	$1,828	$(527)	(28.8)%
Credit insurance commissions and fees	309	549	(240)	(43.7)%
Bank-owned life insurance	433	431	2	0.5%
Net gain on sale and prepayment of investment securities	326	92	234	254.3%
Mortgage fees from secondary market	567	475	92	19.4%
Lease income	842	845	(3)	(0.4)%
Gain on sales of premises and equipment and other assets	324	—	324	NM
Other income	908	1,146	(238)	(20.8)%
Total non-interest income	$5,010	$5,366	$(356)	(6.6)%

NM: Not Meaningful

Non-interest income at the Bank consists of service charges and other fees on deposit accounts; bank-owned life insurance; net gains on the sale and prepayment of investment securities; gains on the sale of premises and equipment and other assets; fees from the secondary market mortgage activities; lease income; and other non-interest income, which includes fee income generated by the Bank, such as ATM fees and real estate rental income. Non-interest income at ALC consists of credit insurance commissions and fees and other non-interest income generated for ancillary services, such as ALC’s auto club membership program. Non-interest income decreased by $0.4 million comparing 2020 to 2019. The decrease resulted from reductions in service charges and related fees on the Bank’s deposit accounts, as well as reduced credit insurance income that is derived primarily from ALC’s lending activities. These decreases were attributable to reduced economic activity and changes in deposit customer and consumer borrower behaviors during the pandemic. Certain categories of non-interest income are expected to provide a relatively stable source of revenues, while others may fluctuate significantly based on changes in economic conditions, regulation or other factors. Non-interest income is expected to remain below historic levels in the near-term due to the decline in economic activities resulting from the COVID-19 pandemic. In addition, effective in the fourth quarter of 2020, the Company discontinued secondary mortgage marketing efforts. Accordingly, the Company expects to realize reductions in this non-interest income category in the future. However, the reductions in non-interest income will be substantially offset by reductions in salary and benefits and other expenses that were previously dedicated to these marketing efforts.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$20,536	$20,352	$184	0.9%
Net occupancy and equipment expense	4,185	4,230	(45)	(1.1)%
Computer services	1,796	1,525	271	17.8%
Insurance expense and assessments	1,042	790	252	31.9%
Fees for professional services	1,297	1,176	121	10.3%
Postage, stationery and supplies	836	873	(37)	(4.2)%
Telephone/data communication	908	867	41	4.7%
Other real estate/foreclosure expense, net	64	185	(121)	(65.4)%
Other	3,635	3,784	(149)	(3.9)%
Total non-interest expense	$34,299	$33,782	$517	1.5%

Non-interest expense increased by $0.5 million, or 1.5%, comparing 2020 to 2019. In general, non-interest expense is expected to increase over time due to inflationary pressures; however, management continues to maintain vigilance in efforts to reduce these costs where opportunities to do so exist. In the near-term, non-interest expense may increase due to expenditures incurred by the Company in response to the COVID-19 pandemic. Such expenses could include salary and employee benefits payments for increased work levels in response to the pandemic, costs to modify office space and retail banking centers to protect the safety of employees and customers, and expenses incurred to upgrade the Company’s technological systems to enhance remote interactions between employees and customers, as well as to respond to emerging threats associated with cybersecurity.

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

Provision for Income Taxes

The provision for income taxes was $0.8 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively. The Company’s effective tax rate was 23.4% and 21.4%, respectively, for the same periods.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 2.2 years and 2.6 years as of December 31, 2020 and 2019, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of December 31, 2020, available-for-sale securities totaled $85.0 million, or 93.0% of the total investment portfolio, compared to $94.0 million, or 86.8% of the total investment portfolio, as of December 31, 2019. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate bonds and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of December 31, 2020, held-to-maturity securities totaled $6.4 million, or 7.0% of the total investment portfolio, compared to $14.3 million, or 13.2% of the total investment portfolio, as of December 31, 2019. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of states and political subdivisions.

Investment Securities Maturity Schedule

The following tables summarize the carrying values and weighted average yield of the available-for-sale and held-to-maturity securities portfolios as of December 31, 2020, according to contractual maturity. Available-for-sale securities are stated at fair value. Held-to-maturity securities are stated at amortized cost.

	Available-for-Sale
	Stated Maturity as of December 31, 2020
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities available-for-sale:
Mortgage-backed securities:
Residential	$23	2.31%	$337	3.85%	$19,509	2.20%	$5,668	1.64%
Commercial	—	0.00%	140	2.85%	20,277	1.50%	21,070	1.33%
Obligations of states and political subdivisions	1,229	3.44%	1,111	3.67%	425	4.47%	2,343	1.01%
Corporate notes	—	0.00%	2,784	2.04%	—	0.00%	—	0.00%
U.S. Treasury securities	10,077	0.11%	—	0.00%	—	0.00%	—	0.00%
Total	$11,329	0.47%	$4,372	2.61%	$40,211	1.87%	$29,081	1.37%
Total securities with stated maturity							$84,993	1.54%

	Held-to-Maturity
	Stated Maturity as of December 31, 2020
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities held-to-maturity:
Mortgage-backed securities:
Commercial	$—	0.00%	$—	0.00%	$2,305	1.63%	$1,997	1.08%
Obligations of U.S. government-sponsored agencies	—	0.00%	—	0.00%	411	2.50%	709	2.17%
Obligations of states and political subdivisions	—	0.00%	764	2.22%	—	0.00%	243	3.05%
Total	$—	0.00%	$764	2.22%	$2,716	1.76%	$2,949	1.51%
Total securities with stated maturity							$6,429	1.70%

Condensed Portfolio Maturity Schedule

Maturity Summary as of December 31, 2020	Dollar Amount	Portfolio Percentage
	(Dollars in Thousands)
Maturing in three months or less	$11,226	12.3%
Maturing after three months to one year	103	0.1%
Maturing after one year to three years	4,217	4.6%
Maturing after three years to five years	919	1.0%
Maturing after five years to fifteen years	64,272	70.3%
Maturing in more than fifteen years	10,685	11.7%
Total	$91,422	100.0%

Loans and Allowance for Loan Losses

The tables below summarize loan balances by portfolio category at the end of each of the most recent five years as of December 31, 2020:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$37,282	$30,820	$42,648	$26,333	$24,006
Secured by 1-4 family residential properties	88,856	104,537	110,756	45,073	46,679
Secured by multi-family residential properties	54,326	50,910	23,009	16,579	16,627
Secured by non-farm, non-residential properties	184,528	162,981	156,162	105,133	102,112
Commercial and industrial loans	81,735	90,957	85,779	69,969	57,963
Consumer loans:
Direct consumer	29,788	38,040	38,583	39,300	42,619
Branch retail	32,094	32,305	28,324	26,434	27,405
Indirect sales	141,514	45,503	40,609	28,637	17,370
Total loans	$650,123	$556,053	$525,870	$357,458	$334,781
Less unearned interest, fees and deferred cost	4,279	5,048	5,948	6,563	7,153
Allowance for loan losses	7,470	5,762	5,055	4,774	4,856
Net loans	$638,374	$545,243	$514,867	$346,121	$322,772

The tables below summarize changes in the allowance for loan and lease losses for each of the most recent five years as of December 31, 2020:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Balance at beginning of period	$5,762	$5,055	$4,774	$4,856	$3,781
Charge-offs:
Real estate loans:
Construction, land development and other loan loans	—	—	—	—	—
Secured by 1-4 family residential properties	(61)	(101)	(101)	(28)	(122)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	(40)
Commercial and industrial loans	—	—	(3)	(16)	(2)
Consumer loans:
Direct consumer	(1,621)	(2,000)	(2,482)	(2,360)	(2,260)
Branch retail	(374)	(425)	(415)	(538)	(730)
Indirect sales	(152)	(301)	(116)	(49)	(23)
Total charge-offs	(2,208)	(2,827)	(3,117)	(2,991)	(3,177)
Recoveries	971	820	776	922	1,056
Net charge-offs	(1,237)	(2,007)	(2,341)	(2,069)	(2,121)
Provision for loan and lease losses	2,945	2,714	2,622	1,987	3,196
Ending balance	$7,470	$5,762	$5,055	$4,774	$4,856
Ending balance as a percentage of loans (1)	1.16%	1.05%	0.97%	1.36%	1.48%
Net charge-offs as a percentage of average loans	0.21%	0.38%	0.57%	0.62%	0.72%

(1) The allowance for loan and lease losses as a percentage of loans excluding PPP loans, which are guaranteed by the SBA, was 1.18% as of December 31, 2020.

Nonperforming Assets

Nonperforming assets at the end of the five most recent years as of December 31, 2020 were as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Non-accrual loans	$3,086	$3,723	$2,759	$2,148	$2,417
Other real estate owned	949	1,078	1,505	3,792	4,858
Total	$4,035	$4,801	$4,264	$5,940	$7,275
Nonperforming assets as a percentage of loans and other real estate	0.62%	0.87%	0.82%	1.67%	2.19%
Nonperforming assets as a percentage of total assets	0.45%	0.61%	0.54%	0.95%	1.20%

Summarized below is information concerning income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2020	2019
	(Dollars in Thousands)
Total loans accounted for on a non-accrual basis	$3,086	$3,723
Interest income that would have been recorded under original terms	161	41
Interest income reported and recorded during the year	42	147

Allocation of Allowance for Loan and Lease Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for loan and lease losses as of the end of the five years indicated.

	2020		2019		2018		2017		2016
	Allocation Allowance	% Loans in Each Category	Allocation Allowance	% Loans in Each Category	Allocation Allowance	% Loans in Each Category	Allocation Allowance	% Loans in Each Category	Allocation Allowance	% Loans in Each Category
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$393	5.7%	$197	5.5%	$241	8.1%	$205	7.4%	$537	7.2%
Secured by 1-4 family residential properties	639	13.7%	466	18.8%	346	21.1%	290	12.6%	411	13.9%
Secured by multi-family residential properties	577	8.4%	422	9.2%	128	4.4%	116	4.6%	88	5.0%
Secured by non-farm, non-residential properties	1,566	28.4%	964	29.3%	831	29.7%	777	29.4%	903	30.5%
Commercial and industrial loans	1,008	12.5%	1,377	16.4%	1,138	16.3%	1,049	19.6%	527	17.3%
Consumer loans:
Director consumer	1,202	4.6%	1,625	6.8%	1,799	7.3%	1,715	11.0%	1,767	12.7%
Branch retail	373	4.9%	395	5.8%	427	5.4%	393	7.4%	467	8.2%
Indirect sales	1,712	21.8%	316	8.2%	145	7.7%	229	8.0%	156	5.2%
Total	$7,470	100.0%	$5,762	100.0%	$5,055	100.0%	$4,774	100.0%	$4,856	100.0%

Summary of Loan Loss Experience

The following table summarizes the Company’s loan loss experience for each of the two years indicated.

	2020	2019
	(Dollars in Thousands)
Balance of allowance for loan and lease losses at beginning of period	$5,762	$5,055
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—
Secured by 1-4 family residential properties	(61)	(101)
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	—	—
Commercial and industrial loans	—	—
Consumer loans:
Direct consumer	(1,621)	(2,000)
Branch retail	(374)	(425)
Indirect sales	(152)	(301)
Total charge-offs	(2,208)	(2,827)
Recoveries:
Real estate loans:
Construction, land development and other land loans	—	—
Secured by 1-4 family residential properties	22	47
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	14	—
Commercial and industrial loans	10	3
Consumer loans:
Direct consumer	725	648
Branch retail	186	116
Indirect sales	14	6
Total recoveries	971	820
Net charge-offs	(1,237)	(2,007)
Provision for loan and lease losses	2,945	2,714
Balance of allowance for loan and lease losses at end of period	$7,470	$5,762
Ratio of net charge-offs during period to average loans outstanding	0.21%	0.38%

Net charge-offs improved for the Company to 0.21% of average loans outstanding in 2020, compared to 0.38% of average loans outstanding in 2019. The improvement resulted primarily from improved charge-off experience in the consumer lending portfolio in 2020 compared to 2019. Net charge-offs in the consumer portfolio were reduced by $0.4 million comparing 2020 to 2019.

Deposits

Total deposits increased by 14.4% to $782.2 million as of December 31, 2020, from $683.7 million as of December 31, 2019. Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source that supports earning assets. Core deposits totaled $726.9 million, or 92.9% of total deposits, as of December 31, 2020, compared to $635.5 million, or 93.0% of total deposits, as of December 31, 2019. The deposit growth during the year ended December 31, 2020 reflected the impact of the COVID-19 pandemic on both business and consumer deposit holders, including preferences for liquidity, loan payment deferrals, tax payment deferrals, stimulus checks and lower consumer spending. Of the total increase in deposits, $39.2 million represented non-interest-bearing deposits, while $59.3 million were interest-bearing deposits.

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

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

	2020		2019
	Average Amount	Rate	Average Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposit accounts	$140,196	—	$111,214	—
Interest-bearing demand deposit accounts	192,035	0.30%	167,308	0.51%
Savings deposits	162,636	0.46%	161,371	1.01%
Time deposits	233,815	1.34%	246,880	1.65%
Total deposits	$728,682	0.61%	$686,773	0.95%
Total interest-bearing deposits	$588,486	0.76%	$575,559	1.14%

Maturities of time certificates of deposit of greater than $250 thousand outstanding as of December 31, 2020 and 2019 are summarized as follows:

Maturities	December 31,
	2020	2019
	(Dollars in Thousands)
Three months or less	$6,629	$14,484
Over three through six months	4,043	15,390
Over six through twelve months	7,699	11,707
Over twelve months	36,941	6,613
Total	$55,312	$48,194

Maturities of time certificates of deposit of greater than $100 thousand and less than $250 thousand outstanding as of December 31, 2020 and 2019 are summarized as follows:

Maturities	December 31,
	2020	2019
	(Dollars in Thousands)
Three months or less	$32,712	$16,850
Over three through six months	10,859	11,875
Over six through twelve months	24,570	29,315
Over twelve months	16,094	26,239
Total	$84,235	$84,279

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. This category continues to be utilized as an alternative source of funds. As of December 31, 2020, these borrowings represented 1.7% of average interest-bearing liabilities, compared to 0.9% as of December 31, 2019.

	Short-Term Borrowings (Maturity Less Than One Year)	Long-Term Borrowings (Maturity One Year or Greater)
	(Dollars in Thousands)
Other interest-bearing liabilities outstanding at year-end:
2020	$10,017	$—
2019	$10,025	$—
Weighted average interest rate at year-end:
2020	1.33%	0.00%
2019	1.76%	0.00%
Maximum amount outstanding at any month end:
2020	$10,335	$—
2019	$20,039	$—
Average amount outstanding during the year:
2020	$10,156	$—
2019	$5,237	$—
Weighted average interest rate during the year:
2020	1.33%	0.00%
2019	1.76%	0.00%

Shareholders’ Equity

The Company has historically placed significant emphasis on maintaining its strong capital base and continues to do so. As of December 31, 2020, shareholders’ equity totaled $86.7 million, or 9.7% of total assets, compared to $84.7 million, or 10.7% of total assets, as of December 31, 2019. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. Growth in retained earnings during the year ended December 31, 2020 was offset by a decrease in additional paid-in capital, as well as an increase in accumulated other comprehensive loss associated with decreases in the fair value of cash flow hedges during the year ended December 31, 2020. The fair value of the cash flow hedges fluctuates based on changes in interest rates. Accordingly, the negative fair value of the hedges during the year ended December 31, 2020 is not necessarily indicative of future performance of the portfolio.

Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and the desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During the years ended December 31, 2020 and 2019, Bancshares declared dividends of $0.12 and $0.09 per common share, respectively, or approximately $0.7 million and $0.6 million, respectively, in aggregate amount.

As of both December 31, 2020 and 2019, the Company retained approximately $21.9 million in treasury stock. The Company initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of Bancshares’ common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors has extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2021. There were 54,961 shares available for repurchase under this program as of December 31, 2020. During the first quarter of 2020, 38,604 shares were repurchased under this program at a weighted average price of $11.70 per share, or $0.5 million in total. No additional repurchases were made under the program for the remainder of the year. During the year ended December 31, 2019, 148,738 shares were repurchased under this program at a weighted average price of $9.94 per share, or $1.5 million in total.

As of December 31, 2020 and 2019, a total of 111,419 and 124,392 shares of stock, respectively, were deferred in connection with Bancshares’ Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash or shares of Bancshares common stock. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares of stock as equity additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

Liquidity and Capital Resources

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $105.3 million as of December 31, 2020 and $125.9 million as of December 31, 2019. Investment securities forecasted to mature or reprice in one year or less were estimated to be $11.3 million and $6.9 million of the investment portfolio as of December 31, 2020 and 2019, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of December 31, 2020, the investment securities portfolio had an estimated average life of 2.2 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of both December 31, 2020 and 2019, the Company had $10.0 million of outstanding borrowings under FHLB advances. The Company had up to $225.8 million and $211.5 million in remaining unused credit from the FHLB (subject to available collateral) as of December 31, 2020 and 2019, respectively. In addition, the Company had $51.4 million and $61.7 million in unused established federal funds lines as of December 31, 2020 and 2019, respectively. The Company believes that these potential funding sources will continue to be available.

Management believes that the Company has adequate sources of liquidity to cover its contractual obligations and commitments over the next twelve months.

Regulatory Capital

The Bank is subject to the revised capital requirements as described in the section captioned “Supervision and Regulation – Capital Adequacy” included in Part I, Item I of this report.  Under these requirements, the Bank is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal banking regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can result in mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Bancshares and the Bank, and could impact Bancshares’ ability to pay dividends. As of December 31, 2020, the Bank exceeded all applicable minimum capital standards. In addition, the Bank met applicable regulatory guidelines to be considered well-capitalized as of both December 31, 2020 and 2019. No significant conditions or events have occurred since December 31, 2020 that management believes would affect the Bank’s classification as “well-capitalized” for regulatory purposes.

Refer to the section captioned “Regulatory Capital” included in Note 14, “Shareholders’ Equity,” in the Notes to the Consolidated Financial Statements for an illustration of the Bank’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2020 and December 31, 2019. Additionally, refer to the section captioned “Dividend Restrictions” included in Note 14 for a discussion regarding restrictions that could materially influence the Bank’s, and therefore Bancshares’, ability to pay dividends.

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

As part of interest rate risk management, the Company may use derivative instruments in accordance with policies established by the Board of Directors. The Asset/Liability Committee, in its oversight role, approves the use of derivatives, which include interest rate swaps, caps and floors. As of December 31, 2020, the Bank held five forward interest rate swap contracts. The interest rate swap contracts, which are designated as either cash flow hedges or fair value hedges, are intended to mitigate risk associated with rising interest rates by converting floating interest rate payments to a fixed rate or by converting a pool of fixed rate loans to a variable rate. See Note 16, “Derivative Financial Instruments,” in the Notes to the Consolidated Financial Statements for additional information related to these derivative instruments.

Contractual Obligations

The Company has contractual obligations to make future payments under debt and lease agreements. Long-term debt and operating lease obligations are reflected on the consolidated balance sheets. The Company has not entered into any unconditional purchase obligations or other long-term obligations, other than as included below. These types of obligations are further discussed in Note 9, “Borrowings,” and Note 15, “Leases,” in the Notes to Consolidated Financial Statements.

Many of the Bank’s lending relationships, including those with commercial and consumer customers, contain both funded and unfunded elements. The unfunded component of these commitments is not recorded in the consolidated balance sheets. These commitments are further discussed in Note 19, “Guarantees, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.

The following table summarizes the Company’s contractual obligations as of December 31, 2020:

	Payment Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(Dollars in Thousands)
Time deposits	$243,313	$161,152	$42,118	$40,043	$—
Commitments to extend credit	118,699	118,699	—	—	—
Operating leases	3,473	680	1,079	777	937
Standby letters of credit	760	760	—	—	—
Total	$366,245	$281,291	$43,197	$40,820	$937

Off-Balance Sheet Obligations

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources other than as described in Note 15 “Leases,” Note 16 “Derivative Financial Instruments” and Note 19 “Guarantees, Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

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

Financial simulation models are the primary tools used by the Company’s Asset/Liability Committee to measure interest rate exposure. Using a wide range of scenarios, management is provided with extensive information on the potential impact on net interest income caused by changes in interest rates. In these simulations, assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of the Company’s balance sheet resulting from both strategic plans and customer behavior. Simulation models also incorporate management’s assumptions regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a monthly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of December 31, 2020, pre-tax net interest margin and net interest income are forecasted to change over timeframes of six months, one year, two years and five years under the four listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	9	9	12	21
+2%	12	12	17	36
-1%	(4)	(7)	(12)	(21)
-2%	(9)	(14)	(21)	(33)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$380	$776	$2,059	$9,535
+2%	526	1,073	3,045	16,150
-1%	(200)	(623)	(2,111)	(9,211)
-2%	(413)	(1,211)	(3,760)	(14,636)

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

The table below is a summary of estimated market value changes in the Company’s assets, liabilities and equity as of December 31, 2020, for the four listed scenarios.

	+1%	+2%	-1%	-2%
	(Dollars in Thousands)
Change in market value of assets	$(15,369)	$(31,303)	$6,677	$8,975
Change in market value of liabilities	(20,113)	(35,641)	8,283	8,284
Net change in market value of equity	4,744	4,338	(1,606)	691
Beginning market value of equity	108,903	110,803	106,508	106,444
Resulting market value of equity	$113,647	$115,141	$104,902	$107,135

Item 8.	Financial Statements and Supplementary Data.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2020.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting is not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us, as a non-accelerated filer, to provide only management’s report on internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First US Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First US Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan and Lease Losses

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s allowance for loan and lease losses (“allowance”) reflects the Company’s estimation of probable incurred losses in its loan portfolio.  The allowance was $7,470,000 on loans of $650 million as of December 31, 2020 and consisted of two components: the allowance for loans individually evaluated for impairment (“specific reserve”), and the allowance for loans collectively evaluated for impairment (“general reserve”).

The general reserve is based on the Company’s recent loss experience, adjusted for qualitative factors. The qualitative factors include consideration of the following: the nature of the loan portfolio, credit concentrations, trends in historical loss experience, current economic conditions and trends, current asset quality trends, and other risks inherent in the portfolio. As disclosed by management, the estimation of the allowance is inherently subjective and involves complex judgment. The use of different assumptions in developing and applying the qualitative factors could result in a materially different amount for the allowance.

We have determined that the allowance is a critical audit matter. The principal considerations for our determination of the allowance as a critical audit matter is the subjectivity of the assumptions that management utilized in developing and applying the qualitative factors in the allowance model. Therefore, especially subjective auditor judgment was involved in selecting and conducting audit procedures to evaluate management’s determination and application of the qualitative factors.

The primary procedures we performed to address this critical audit matter included substantively testing management’s process, including evaluating the judgments and assumptions used, for developing and applying the qualitative factors, which included:

•	Evaluation of the completeness and accuracy of data inputs used as a basis for the qualitative factors.

•

Evaluation of the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of the qualitative factors and the resulting allocation to the allowance.

•	Evaluating the qualitative factors year over year for directional consistency, testing for reasonableness, and obtaining evidence for significant changes.

•	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ Carr, Riggs & Ingram, LLC

We have served as the Company’s auditor since 2008.

Atlanta, Georgia

March 15, 2021

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$12,235	$11,939
Interest-bearing deposits in banks	82,180	45,091
Total cash and cash equivalents	94,415	57,030
Federal funds sold	85	10,080
Investment securities available-for-sale, at fair value	84,993	94,016
Investment securities held-to-maturity, at amortized cost	6,429	14,340
Federal Home Loan Bank stock, at cost	1,135	1,137
Loans, net of allowance for loan and lease losses of $7,470 and $5,762, respectively	638,374	545,243
Premises and equipment, net of accumulated depreciation of $23,774 and $22,570, respectively	28,206	29,216
Cash surrender value of bank-owned life insurance	15,846	15,546
Accrued interest receivable	2,807	2,488
Goodwill and core deposit intangible, net	8,410	8,825
Other real estate owned	949	1,078
Other assets	8,862	9,739
Total assets	$890,511	$788,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$151,935	$112,729
Interest-bearing	630,277	570,933
Total deposits	782,212	683,662
Accrued interest expense	292	537
Other liabilities	11,312	9,766
Short-term borrowings	10,017	10,025
Total liabilities	803,833	703,990

Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,596,351 and 7,568,053 shares issued, respectively; 6,176,556 and 6,157,692 shares outstanding, respectively	75	75
Additional paid-in capital	13,786	13,814
Accumulated other comprehensive loss, net of tax	(52)	(46)
Retained earnings	94,722	92,755
Less treasury stock: 1,419,795 and 1,410,361 shares at cost, respectively	(21,853)	(21,850)
Total shareholders’ equity	86,678	84,748
Total liabilities and shareholders’ equity	$890,511	$788,738

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2020	2019
Interest income:
Interest and fees on loans	$38,251	$39,635
Interest on investment securities:
Taxable	1,761	2,710
Tax-exempt	55	55
Other interest and dividends	310	1,188
Total interest income	40,377	43,588
Interest expense:
Interest on deposits	4,476	6,554
Interest on short-term borrowings	135	92
Total interest expense	4,611	6,646
Net interest income	35,766	36,942
Provision for loan and lease losses	2,945	2,714
Net interest income after provision for loan and lease losses	32,821	34,228
Non-interest income:
Service and other charges on deposit accounts	1,301	1,828
Credit insurance income	309	549
Net gain on sales and prepayments of investment securities	326	92
Mortgage fees from secondary market	567	475
Lease income	842	845
Other income, net	1,665	1,577
Total non-interest income	5,010	5,366
Non-interest expense:
Salaries and employee benefits	20,536	20,352
Net occupancy and equipment	4,185	4,230
Computer services	1,796	1,525
Fees for professional services	1,297	1,176
Other expense	6,485	6,499
Total non-interest expense	34,299	33,782
Income before income taxes	3,532	5,812
Provision for income taxes	825	1,246
Net income	$2,707	$4,566
Basic net income per share	$0.43	$0.71
Diluted net income per share	$0.40	$0.67
Dividends per share	$0.12	$0.09

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Year Ended December 31,
	2020	2019
Net income	$2,707	$4,566
Other comprehensive income (loss):
Unrealized holding gains on securities available-for-sale arising during the year, net of tax expense of $521 and $802, respectively	1,565	2,403
Reclassification adjustment for net gains on securities available-for-sale realized in net income, net of tax expense of $81 and $23, respectively	(245)	(69)
Unrealized holding losses on effective cash flow hedge derivatives arising during the year, net of tax benefit of $442 and $2, respectively	(1,326)	(3)
Other comprehensive income (loss)	(6)	2,331
Total comprehensive income	$2,701	$6,897

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Non- Controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2018	6,298,062	$75	$13,496	$(2,377)	$88,668	$(20,414)	$(11)	$79,437
Net income	—	—	—	—	4,566	—	—	4,566
Net change in fair value of securities available-for-sale, net of tax	—	—	—	2,334	—	—	—	2,334
Net change in fair value of derivative instruments, net of tax	—	—	—	(3)	—	—	—	(3)
Dividends declared: $.09 per share	—	—	—	—	(562)	—	—	(562)
Impact of stock-based compensation plans, net	5,789	—	360	—	—	—	—	360
Reissuance of treasury stock as compensation	2,579	—	(42)	—	—	42	—	—
Treasury stock repurchases	(148,738)	—	—	—	—	(1,478)	—	(1,478)
Discontinuation of partnership consolidation	—	—	—	—	83	—	11	94
Balance, December 31, 2019	6,157,692	$75	$13,814	$(46)	$92,755	$(21,850)	$—	$84,748
Net income	—	—	—	—	2,707	—	—	2,707
Net change in fair value of securities available-for-sale, net of tax	—	—	—	1,320	—	—	—	1,320
Net change in fair value of derivative instruments, net of tax	—	—	—	(1,326)	—	—	—	(1,326)
Dividends declared: $.12 per share	—	—	—	—	(740)	—	—	(740)
Impact of stock-based compensation plans, net	28,298	—	421	—	—	—	—	421
Reissuance of treasury stock as compensation	29,170	—	(449)	—	—	449	—	—
Treasury stock repurchases	(38,604)	—	—	—	—	(452)	—	(452)
Balance, December 31, 2020	6,176,556	$75	$13,786	$(52)	$94,722	$(21,853)	$—	$86,678

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$2,707	$4,566
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,684	1,609
Provision for loan and lease losses	2,945	2,714
Deferred income tax provision	720	1,134
Net gain on sale and prepayment of investment securities	(326)	(92)
Stock-based compensation expense	421	360
Net amortization of securities	420	562
Amortization of intangible assets	415	487
Net loss on premises and equipment and other real estate	151	485
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(319)	328
Increase in other assets	(1,414)	(3,891)
(Decrease) increase in accrued interest expense	(245)	113
(Decrease) increase in other liabilities	(1,065)	2,940
Net cash provided by operating activities	6,094	11,315
Cash flows from investing activities:
Net decrease (increase) in federal funds sold	9,995	(1,726)
Purchases of investment securities, available-for-sale	(36,328)	(9,094)
Proceeds from sales of investment securities, available-for-sale	12,203	14,271
Proceeds from maturities and prepayments of investment securities, available-for-sale	34,888	36,020
Proceeds from maturities and prepayments of investment securities, held-to-maturity	7,837	7,039
Net decrease (increase) in Federal Home Loan Bank stock	2	(434)
Proceeds from the sale of premises and equipment and other real estate	2,619	1,259
Net increase in loans	(96,320)	(34,430)
Purchases of premises and equipment	(955)	(3,184)
Net cash (used in) provided by investing activities	(66,059)	9,721
Cash flows from financing activities:
Net increase (decrease) in customer deposits	98,550	(21,063)
Net (decrease) increase in short-term borrowings	(8)	9,498
Treasury stock repurchases	(452)	(1,478)
Dividends paid	(740)	(562)
Net cash provided by (used in) financing activities	97,350	(13,605)
Net increase in cash and cash equivalents	37,385	7,431
Cash and cash equivalents, beginning of period	57,030	49,599
Cash and cash equivalents, end of period	$94,415	$57,030

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

1.	DESCRIPTION OF BUSINESS

First US Bancshares, Inc. (“Bancshares”) and its wholly-owned subsidiary, First US Bank (the “Bank”), provide commercial banking services to customers through 19 banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill and Ewing, Virginia. In addition, the Bank operates loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area. Both Bancshares and the Bank are headquartered in Birmingham, Alabama.

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

Effective January 1, 2020, the Company transferred a total of $45.5 million of its indirect loan portfolio from ALC to the Bank. The loans transferred include indirect sales lending relationships originated through prominent national or regional retailers that are managed by the Company on a centralized basis. The Company currently conducts this lending in 11 states: Alabama, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

The Bank also owns all of the stock of FUSB Reinsurance, Inc. (“FUSB Reinsurance”), an Arizona corporation. FUSB Reinsurance is an insurance company that underwrites credit life and accidental death insurance related to consumer loans written by the Bank and ALC.

Risks and Uncertainties

The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity and other economic activities have had, are currently having, and may for some time continue to have a destabilizing effect on financial markets and economic activity. The extent of the impact of COVID-19 and its variants on the Company’s operational and financial performance is currently uncertain, cannot be predicted and will depend on certain developments, including, among others, the duration and spread of COVID-19, its impact on our customers, employees and vendors, and the continued governmental, regulatory and private sector responses, which may be precautionary, to COVID-19.

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

Supplemental disclosures of cash flow information and non-cash transactions related to cash flows for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
	(Dollars in Thousands)
Cash paid during the year for:
Interest	$4,856	$6,533
Income taxes	186	131
Non-cash transactions:
Assets acquired in settlement of loans	1,388	1,340
Reissuance of treasury stock as compensation	449	42

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Investment Securities

The investment portfolio consists of debt securities, including U.S. Treasury securities, obligations of U.S. government agencies, municipal bonds, residential and commercial mortgage-backed securities and corporate notes. Securities may be held in one of three portfolios: trading account securities, securities held-to-maturity or securities available-for-sale. Trading account securities are carried at estimated fair value, with unrealized gains and losses included in operations. The Company held no trading account securities as of December 31, 2020 or 2019. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held-to-maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available-for-sale are carried at fair value, with any unrealized gains or losses excluded from operations and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income or loss. Investment securities available-for-sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. When the fair value of a security falls below carrying value, an evaluation must be made to determine whether the unrealized loss is a temporary or other-than-temporary impairment. Impaired securities that are not deemed to be temporarily impaired are written down by a charge to operations to the extent that the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income or loss. The Company uses a systematic methodology to evaluate potential impairment of its investments that considers, among other things, the magnitude and duration of the decline in fair value, the financial health and business outlook of the issuer and the Company’s ability and intent to hold the investment until such time as the security recovers its fair value.

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

The Company also holds Federal Home Loan Bank (“FHLB”) stock, which, based on the redemption provision of the FHLB, has no quoted market value and is carried at cost. Interest earned on FHLB stock is included in interest income.

Derivatives and Hedging Activities

As part of the Company’s overall interest rate risk management, the Company may use derivative instruments, which can include interest rate swaps, caps and floors. Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC Topic 815”), requires all derivative instruments to be carried at fair value on the consolidated balance sheets. ASC Topic 815 provides special accounting provisions for derivative instruments that qualify for hedge accounting. To be eligible, the Company must specifically identify a derivative as a hedging instrument and identify the risk being hedged. The derivative instrument must be shown to meet specific requirements under ASC Topic 815. See Note 16, “Derivative Financial Instruments,” for information on derivative financial instruments.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Compensation expense is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize compensation expense net of forfeitures.

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

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding (basic shares). Included in basic shares are certain shares that have been accrued as of the balance sheet date as deferred compensation for members of Bancshares’ Board of Directors, as well as shares of restricted stock that have been granted pursuant to Bancshares’ 2013 Incentive Plan (as amended, the “2013 Incentive Plan”) previously approved by Bancshares’ shareholders. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period (dilutive shares). The dilutive shares consist of nonqualified stock option grants issued to employees and members of Bancshares’ Board of Directors pursuant to the 2013 Incentive Plan. The following table reflects weighted average shares used to calculate basic and diluted net income per share for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Basic shares	6,281,467	6,386,946
Dilutive shares	421,000	412,800
Diluted shares	6,702,467	6,799,746

	Year Ended December 31,
	2020	2019
	(Dollars in Thousands, Except Per Share Data)
Net income	$2,707	$4,566
Basic net income per share	$0.43	$0.71
Diluted net income per share	$0.40	$0.67

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Pending Accounting Pronouncements

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”  Issued in March 2020, ASU 2020-04 seeks to provide guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. ASU 2020-04 was issued in response to concerns about the structural risks of interbank offered rates, and, specifically, the risk that the London Interbank Offer Rate (LIBOR) will no longer be used. Regulators have begun reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. ASU 2020-04 provides temporary optional expedients to U.S. GAAP guidance on contract modifications, hedge accounting and other transactions that reference LIBOR or another reference rate expected to be discontinued. As the guidance in ASU 2020-04 is intended to assist entities during the global market-wide reference rate transition period, it is in effect for a limited time, from March 12, 2020 through December 31, 2022. On January 7, 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” to clarify the scope of the reference rate reform guidance in FASB ASC Topic 848. ASU 2021-01 refines the scope of FASB ASC Topic 848 to clarify that certain optional expedients and exceptions therein for contract modifications and hedge accounting apply to contracts that are affected by the discounting transition. Specifically, modifications related to reference rate reform would not be considered an event that requires reassessment of previous accounting conclusions. The amendments in ASU 2021-01 also amend the expedients and exceptions in FASB ASC Topic 848 to capture the incremental consequences of the scope

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. Management is currently evaluating the impact of the potential discontinuance of LIBOR, and a determination cannot be made at this time as to the impact that the amendments of ASU 2020-04 or the reference rate reform will have on the Company’s consolidated financial statements.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of December 31, 2020 and 2019 were as follows:

	Available-for-Sale
	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$24,680	$865	$(8)	$25,537
Commercial	40,849	780	(142)	41,487
Obligations of states and political subdivisions	4,971	137	—	5,108
Corporate notes	2,711	73	—	2,784
U.S. Treasury securities	10,078	—	(1)	10,077
Total	$83,289	$1,855	$(151)	$84,993

	Held-to-Maturity
	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$4,302	$75	$—	$4,377
Obligations of U.S. government-sponsored agencies	1,120	34	—	1,154
Obligations of states and political subdivisions	1,007	21	—	1,028
Total	$6,429	$130	$—	$6,559

	Available-for-Sale
	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$46,182	$372	$(209)	$46,345
Commercial	43,686	73	(386)	43,373
Obligations of states and political subdivisions	4,123	95	—	4,218
U.S. Treasury securities	80	—	—	80
Total	$94,071	$540	$(595)	$94,016

	Held-to-Maturity
	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$8,923	$2	$(46)	$8,879
Obligations of U.S. government-sponsored agencies	4,324	5	(10)	4,319
Obligations of states and political subdivisions	1,093	15	—	1,108
Total	$14,340	$22	$(56)	$14,306

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of December 31, 2020 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$11,324	$11,330	$—	$—
Maturing after one to five years	4,216	4,372	763	777
Maturing after five to ten years	39,030	40,211	2,716	2,770
Maturing after ten years	28,719	29,080	2,950	3,012
Total	$83,289	$84,993	$6,429	$6,559

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2020 and 2019.

	Available-for-Sale
	December 31, 2020
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$2,334	$(1)	$1,019	$(7)
Commercial	2,630	(1)	3,327	(141)
U.S. Treasury securities	10,077	(1)	—	—
Total	$15,041	$(3)	$4,346	$(148)

	Held-to-Maturity
	December 31, 2020
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$412	$—	$—	$—
Total	$412	$—	$—	$—

	Available-for-Sale
	December 31, 2019
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$17,340	$(66)	$10,094	$(143)
Commercial	3,794	(25)	29,754	(361)
U.S. Treasury securities	80	—	—	—
Total	$21,214	$(91)	$39,848	$(504)

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

As of December 31, 2020, nine debt securities had been in a loss position for more than 12 months, and 11 debt securities had been in a loss position for less than 12 months. As of December 31, 2019, 69 debt securities had been in a loss position for more than 12 months, and 35 debt securities had been in a loss position for less than 12 months. As of both December 31, 2020 and 2019, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. There was a substantial decrease in interest rates during the year ended December 31, 2020, including a 150-basis point reduction in the federal funds rate in March 2020. This resulted in significant increases in the fair value of debt securities and a corresponding decline in the number of securities in a loss position as of December 31, 2020 compared to December 31, 2019. Most of the securities in an unrealized loss position as of both December 31, 2020 and 2019 were residential or commercial mortgage-backed securities that are either direct obligations of the U.S. government or government-sponsored entities and, accordingly, have little associated credit risk. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of December 31, 2020 and 2019.

Investment securities with a carrying value of $72.9 million and $51.7 million as of December 31, 2020 and 2019, respectively, were pledged to secure public deposits and for other purposes.

4.	LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

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

As of December 31, 2020 and 2019, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	December 31, 2020
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$37,282	$—	$37,282
Secured by 1-4 family residential properties	85,271	3,585	88,856
Secured by multi-family residential properties	54,326	—	54,326
Secured by non-farm, non-residential properties	184,528	—	184,528
Commercial and industrial loans (1)	81,735	—	81,735
Consumer loans:
Direct consumer	6,344	23,444	29,788
Branch retail	—	32,094	32,094
Indirect sales (2)	141,514	—	141,514
Total loans	591,000	59,123	650,123
Less: Unearned interest, fees and deferred cost	(213)	4,492	4,279
Allowance for loan losses	5,917	1,553	7,470
Net loans	$585,296	$53,078	$638,374

	December 31, 2019
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$30,820	$—	$30,820
Secured by 1-4 family residential properties	98,971	5,566	104,537
Secured by multi-family residential properties	50,910	—	50,910
Secured by non-farm, non-residential properties	162,981	—	162,981
Commercial and industrial loans (1)	90,957	—	90,957
Consumer loans:
Direct consumer	7,816	30,224	38,040
Branch retail	—	32,305	32,305
Indirect sales	—	45,503	45,503
Total loans	442,455	113,598	556,053
Less: Unearned interest, fees and deferred cost	262	4,786	5,048
Allowance for loan losses	3,483	2,279	5,762
Net loans	$438,710	$106,533	$545,243

(1)

Includes equipment financing leases and PPP loans. As of December 31, 2020 and 2019, equipment financing leases totaled $7.0 million and $8.2 million, respectively. As of December 31, 2020, PPP loans totaled $11.9 million.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)	Effective January 1, 2020, the Company transferred a total of $45.5 million of its indirect sales portfolio from ALC to the Bank.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 56.1% and 62.8% of the portfolio was concentrated in loans secured by real estate as of December 31, 2020 and 2019, respectively.

Loans with a carrying value of $36.1 million and $34.6 million were pledged as collateral to secure FHLB borrowings as of December 31, 2020 and 2019, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of December 31, 2020 and 2019 were $0.4 million and $0.9 million, respectively. During the year ended December 31, 2020, there were no new loans to these parties, and repayments by active related parties were $0.5 million. During the year ended December 31, 2019, there were $0.1 million of new loans to these parties, and repayments by active related parties were $22 thousand.

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

The carrying amount of PCI loans, which is included within loans on the balance sheet, is set forth in the table below as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(Dollars in Thousands)
Real estate loans:
Secured by 1-4 family residential properties	$191	$224
Outstanding balance	$191	$224
Fair value adjustment	(31)	(49)
Carrying amount, net of fair value adjustment	$160	$175

During both of the years ended December 31, 2020 and 2019, the Company did not recognize any accretable yield, or income expected to be collected, associated with these loans. Additionally, the Company did not increase or reverse the allowance for loan losses related to the remaining PCI loans.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Allowance for Loan and Lease Losses

The following tables present changes in the allowance for loan and lease losses during the years ended December 31, 2020 and 2019 and the related loan balances by loan type as of December 31, 2020 and 2019:

	As of and for the Year Ended December 31, 2020
	Construction, Land Development, and Other	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$197	$466	$422	$964	$1,377	$1,625	$395	$316	$5,762
Charge-offs	—	(61)	—	—	—	(1,621)	(374)	(152)	(2,208)
Recoveries	—	22	—	14	10	725	186	14	971
Provision	196	212	155	588	(379)	473	166	1,534	2,945
Ending balance	$393	$639	$577	$1,566	$1,008	$1,202	$373	$1,712	$7,470
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$12	$—	$—	$61	$1	$—	$—	$74
Collectively evaluated for impairment	393	627	577	1,566	947	1,201	373	1,712	7,396
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total allowance for loan and lease losses	$393	$639	$577	$1,566	$1,008	$1,202	$373	$1,712	$7,470
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$743	$—	$5,594	$590	$24	$—	$—	$6,951
Collectively evaluated for impairment	37,282	87,953	54,326	178,934	81,145	29,764	32,094	141,514	643,012
Loans acquired with deteriorated credit quality	—	160	—	—	—	—	—	—	160
Total loans receivable	$37,282	$88,856	$54,326	$184,528	$81,735	$29,788	$32,094	$141,514	$650,123

	As of and for the Year Ended December 31, 2019
	Construction, Land Development, and Other	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$241	$346	$128	$831	$1,138	$1,799	$427	$145	$5,055
Charge-offs	—	(101)	—	—	—	(2,000)	(425)	(301)	(2,827)
Recoveries	—	47	—	—	3	648	116	6	820
Provision	(44)	174	294	133	236	1,178	277	466	2,714
Ending balance	$197	$466	$422	$964	$1,377	$1,625	$395	$316	$5,762
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$14	$—	$—	$206	$7	$—	$—	$227
Collectively evaluated for impairment	197	452	422	964	1,171	1,618	395	316	5,535
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total allowance for loan and lease losses	$197	$466	$422	$964	$1,377	$1,625	$395	$316	$5,762
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$830	$—	$1,877	$206	$29	$—	$—	$2,942
Collectively evaluated for impairment	30,820	103,532	50,910	161,104	90,751	38,011	32,305	45,503	552,936
Loans acquired with deteriorated credit quality	—	175	—	—	—	—	—	—	175
Total loans receivable	$30,820	$104,537	$50,910	$162,981	$90,957	$38,040	$32,305	$45,503	$556,053

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

•

Doubtful (Risk Grade 8): Loans classified as doubtful have all of the weaknesses found in substandard loans, with the added characteristic that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable or improbable. Serious problems exist such that partial loss of principal is likely; however, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Such pending factors may include proposed merger, acquisition or liquidation procedures, capital injection, perfection of liens on additional collateral and refinancing plans. Loans classified as doubtful may include loans to borrowers that have demonstrated a history of failing to live up to agreements. The Company did not have any loans classified as Doubtful (Risk Grade 8) as of December 31, 2020 or 2019.

•

Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Company did not have any loans classified as Loss (Risk Grade 9) as of December 31, 2020 or 2019.

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2020:

	December 31, 2020
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$36,719	$558	$5	$37,282
Secured by multi-family residential properties	54,326	—	—	54,326
Secured by non-farm, non-residential properties	170,338	8,572	5,618	184,528
Commercial and industrial loans	79,754	542	1,439	81,735
Total	$341,137	$9,672	$7,062	$357,871
As a percentage of total loans	95.33%	2.70%	1.97%	100.00%

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2020
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$86,665	$2,191	$88,856
Consumer loans:
Direct consumer	29,679	109	29,788
Branch retail	31,816	278	32,094
Indirect sales	141,514	—	141,514
Total	$289,674	$2,578	$292,252
As a percentage of total loans	99.12%	0.88%	100.00%

The above amounts include PCI loans. As of December 31, 2020, $0.2 million of PCI loans were classified as “Nonperforming.”

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2019:

	December 31, 2019
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$30,466	$354	$—	$30,820
Secured by multi-family residential properties	50,910	—	—	50,910
Secured by non-farm, non-residential properties	157,718	2,961	2,302	162,981
Commercial and industrial loans	88,463	714	1,780	90,957
Total	$327,557	$4,029	$4,082	$335,668
As a percentage of total loans	97.58%	1.20%	1.22%	100.00%

	December 31, 2019
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$102,176	$2,361	$104,537
Consumer loans:
Direct consumer	37,474	566	38,040
Branch retail	32,024	281	32,305
Indirect sales	45,503	—	45,503
Total	$217,177	$3,208	$220,385
As a percentage of total loans	98.54%	1.46%	100.00%

The above amounts include PCI loans. As of December 31, 2019, $0.2 million of PCI loans were classified as “Nonperforming.”

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides an aging analysis of past due loans by class as of December 31, 2020:

	As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$37,282	$37,282	$—
Secured by 1-4 family residential properties	799	244	72	1,115	87,741	88,856	—
Secured by multi-family residential properties	—	—	—	—	54,326	54,326	—
Secured by non-farm, non-residential properties	287	—	1,337	1,624	182,904	184,528	—
Commercial and industrial loans	683	561	—	1,244	80,491	81,735	—
Consumer loans:
Direct consumer	257	191	214	662	29,126	29,788	—
Branch retail	176	61	144	381	31,713	32,094
Indirect sales	234	39	49	322	141,192	141,514	—
Total	$2,436	$1,096	$1,816	$5,348	$644,775	$650,123	$—
As a percentage of total loans	0.37%	0.17%	0.28%	0.82%	99.18%	100.00%

The above amounts include PCI loans. As of December 31, 2020, $0.2 million of PCI loans were 60-89 days past due.

The following table provides an aging analysis of past due loans by class as of December 31, 2019:

	As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$30,820	$30,820	$—
Secured by 1-4 family residential properties	259	108	844	1,211	103,326	104,537	—
Secured by multi-family residential properties	—	—	—	—	50,910	50,910	—
Secured by non-farm, non-residential properties	30	—	1,419	1,449	161,532	162,981	—
Commercial and industrial loans	56	—	—	56	90,901	90,957	—
Consumer loans:
Direct consumer	387	287	531	1,205	36,835	38,040	—
Branch retail	444	189	281	914	31,391	32,305
Indirect sales	132	—	—	132	45,371	45,503	—
Total	$1,308	$584	$3,075	$4,967	$551,086	$556,053	$—
As a percentage of total loans	0.24%	0.11%	0.55%	0.89%	99.11%	100.00%

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The above amounts include PCI loans. As of December 31, 2019, $0.2 million of PCI loans were 60-89 days past due.

The following table provides an analysis of non-accruing loans by class as of December 31, 2020 and 2019:

	Loans on Non-Accrual Status
	December 31, 2020	December 31, 2019
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$12	$8
Secured by 1-4 family residential properties	1,248	1,423
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	1,340	1,426
Commercial and industrial loans	74	27
Consumer loans:
Direct consumer	219	558
Branch retail	144	281
Indirect sales	49	—
Total loans	$3,086	$3,723

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of both December 31, 2020 and 2019, PCI loans comprised $0.2 million of non-accrual loans.

COVID-19 Loan Deferments and Risk Identification

Uncertainty continues to exist as to what the ultimate economic impact of the COVID-19 pandemic will be on the Company’s borrowers. In response to this uncertainty, during 2020, the Company increased qualitative factors in the calculation of the allowance for loan and lease losses. Although we believe that the allowance was sufficient to absorb losses in the portfolio based on circumstances existing as of December 31, 2020, management is continuing to closely monitor the Company’s loan portfolio for indications of credit deterioration, particularly with respect to those loans that have had payments deferred or are considered to be of “high-risk” in connection with the pandemic.

Loan Deferments

In accordance with section 4013 of the Coronavirus Aid, Relief and Economic Security (CARES) Act and interpretive guidance from banking regulators, the Company implemented initiatives to provide short-term payment relief to borrowers who have been negatively impacted by COVID-19. During 2020, over 1,900 of the Company’s borrowers requested and were granted pandemic-related deferments by the Company. Although the interpretive guidance generally defined short-term as six months, most deferments granted by the Company were for terms of 90 days or less. The majority of COVID-19 deferments were initiated by the Company’s borrowers during the second quarter of 2020. Both the number of deferments and total amount deferred were reduced in subsequent quarters. As of December 31, 2020, a total of $8.1 million, or 1.2% of the Company’s loan portfolio, remained in deferment. The table below summarizes the deferments that remained as of December 31, 2020, compared to the two previous quarter-end dates.

	As of December 31, 2020			As of September 30, 2020			As of June 30, 2020
	Number of Loans Deferred	Principal Balance of Loans Deferred	% of Portfolio Balance	Number of Loans Deferred	Principal Balance of Loans Deferred	% of Portfolio Balance	Number of Loans Deferred	Principal Balance of Loans Deferred	% of Portfolio Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	—	$—	—	1	$2,259	6.4%	7	$4,544	14.5%
Secured by 1-4 family residential properties	6	314	0.4%	8	398	0.4%	50	9,474	10.2%
Secured by multi-family residential properties	—	—	—	—	—	—	12	29,726	60.9%
Secured by non-farm, non-residential properties	6	6,615	3.6%	10	14,084	7.7%	49	42,797	26.6%
Commercial and industrial loans	2	530	0.6%	2	529	0.6%	9	1,460	1.7%
Consumer loans:
Direct consumer	50	201	0.7%	77	284	0.9%	442	2,188	6.6%
Branch retail	43	336	1.0%	36	353	1.1%	172	1,856	5.6%
Indirect sales	3	65	0.1%	19	509	0.4%	123	3,199	3.6%
Total loans	110	$8,061	1.2%	153	$18,416	2.9%	864	$95,244	16.5%

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At-Risk Categories

With respect to credit risk, at the onset of the pandemic, the Company identified certain categories of loans that it believed to be “at-risk” of potential default or credit loss. Initially, these “at-risk” categories were divided into those deemed to be of “high-risk” and those deemed to be of “moderate-risk.” During the year ended December 31, 2020, management refined its evaluation of those categories that continue to be at-risk in the current environment. In general, the categories that remain include those that were previously identified as “high-risk.” The “high-risk” category includes loans collateralized by hotels/motels and dine-in restaurants.

Hotels/motels – These are loans that are secured by real estate and furniture, fixtures and equipment for hotel or motel facilities. This category may also include hotel or motel facilities that were under construction as of December 31, 2020 and for which the Company is financing the construction costs. While all loans in this category are to individual owner groups, 100% of the loan balance is to major franchises. The primary source of income for the borrowers comes from nightly occupancy of the facilities. Due to an overall decrease in travel during the COVID-19 pandemic, and due to restrictions on travel by many state and local governmental authorities, employers and other entities, the hotel industry has seen declines in occupancy rates, resulting in decreased revenue. Additionally, there is uncertainty as to when the public will utilize hotels and motels at the levels that the industry experienced prior to COVID-19. Therefore, these loans are currently considered by management to be of greater risk of potential loss than other loan categories.

Dine-in Restaurants – These are loans that are secured by real estate, equipment and leasehold improvements for dine-in restaurant facilities. This category may also include dine-in restaurant facilities that were under construction as of December 31, 2020 and for which the Company is financing the construction costs. The primary source of income for the borrowers comes from the operation of the restaurant facilities. Dine-in restaurants rely more heavily on the presence of diners within the facilities and have had to adapt to decreased dining capacities, as well as offering a drive-up concept, in the current environment. Due to the greater impact that restrictions placed by governmental authorities have had on dine-in restaurants, these loans are currently considered by management to be of greater risk of potential loss than other loan categories.

The table below summarizes the “high-risk” categories and the relative percentage of the Company’s loan portfolio as of December 31, 2020 compared to the two previous quarter-end dates.

	December 31, 2020		September 30, 2020		June 30, 2020
	Balance of Risk Category	% of Total Loan Balance	Balance of Risk Category	% of Total Loan Balance	Balance of Risk Category	% of Total Loan Balance
	(Dollars in Thousands)
High-risk loan categories:
Hotels/motels	$10,393	1.6%	$10,459	1.6%	$10,410	1.8%
Dine-in restaurants	3,114	0.5%	4,379	0.7%	4,459	0.8%
Total high-risk loans	$13,507	2.1%	$14,838	2.3%	$14,869	2.6%

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PPP loans were initially originated for a term of two years; however, a June 5, 2020 amendment to the CARES Act (i) provided for a five-year minimum loan term for loans originated beginning on that date and (ii) permitted lenders and borrowers to amend loans previously issued under two-year terms to terms of five to ten years if mutually agreed upon by both the lender and the borrower. The Company originated 167 PPP loans with an aggregate principal balance of $14.0 million during the year ended December 31, 2020. Of this amount, $13.8 million of the loans were originated under two-year terms, while $0.2 million of the loans were originated under five-year terms. As of December 31, 2020, the remaining balance of the PPP loans totaled $11.9 million.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral at the Bank. All loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. At management’s discretion, additional loans may be impaired based on homogeneous factors such as changes in the nature and volume of the portfolio, portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends and economic conditions that may affect the borrower’s ability to pay. At ALC, all loans of $50 thousand or more that are 90 days or more past due are identified for impairment analysis. As of both December 31, 2020 and 2019, there were $0.1 million of impaired loans with no related allowance recorded at ALC. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2020, the carrying amount of the Company’s impaired loans consisted of the following:

	December 31, 2020
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	885	885	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	5,594	5,594	—
Commercial and industrial	530	530	—
Direct consumer	—	—	—
Total impaired loans with no related allowance recorded	$7,009	$7,009	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	18	18	12
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	60	60	61
Direct consumer	24	24	1
Total impaired loans with an allowance recorded	$102	$102	$74
Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	903	903	12
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	5,594	5,594	—
Commercial and industrial	590	590	61
Direct consumer	24	24	1
Total impaired loans	$7,111	$7,111	$74

The above amounts include PCI loans. As of December 31, 2020, PCI loans comprised $0.2 million of impaired loans without a related allowance recorded.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2019, the carrying amount of the Company’s impaired loans consisted of the following:

	December 31, 2019
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	984	984	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,877	1,877	—
Commercial and industrial	—	—	—
Direct consumer	—	—	—
Total impaired loans with no related allowance recorded	$2,861	$2,861	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	21	21	14
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	206	206	206
Direct consumer	29	29	7
Total impaired loans with an allowance recorded	$256	$256	$227
Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	1,005	1,005	14
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,877	1,877	—
Commercial and industrial	206	206	206
Direct consumer	29	29	7
Total impaired loans	$3,117	$3,117	$227

The above amounts include PCI loans. As of December 31, 2019, PCI loans comprised $0.2 million of impaired loans without a related allowance recorded.

The average net investment in impaired loans and interest income recognized and received on impaired loans during the years ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31, 2020
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	923	10	10
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,467	28	28
Commercial and industrial	118	7	7
Direct consumer	25	1	2
Total	$3,533	$46	$47

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2019
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$181	$—	$—
Secured by 1-4 family residential properties	1,021	48	48
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	645	29	29
Commercial and industrial	991	7	7
Direct consumer	38	2	2
Total	$2,876	$86	$86

Loans on which the accrual of interest has been discontinued amounted to $3.1 million and $3.7 million as of December 31, 2020 and 2019, respectively. If interest on those loans had been accrued, there would have been $161 thousand and $41 thousand of interest accrued for the years ended December 31, 2020 and 2019, respectively. Interest income related to these loans for the years ended December 31, 2020 and 2019 was $42 thousand and $147 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were no loans modified with concessions granted during the years ended December 31, 2020 or 2019. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of December 31, 2020, the Company did not have any non-accruing loans that were previously restructured and that remained on non-accrual status, and as of December 31, 2019, the Company had $16 thousand of non-accruing loans that were previously restructured and that remained on non-accrual status. For both of the years ended December 31, 2020 and 2019, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance.
The following table provides, as of December 31, 2020 and 2019, the number of loans remaining in each loan category that the Company had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	December 31, 2020			December 31, 2019
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	1	$107	$—	1	$107	$62
Secured by 1-4 family residential properties	2	59	12	2	59	14
Commercial loans	2	116	39	2	116	60
Total	5	$282	$51	5	$282	$136

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2020 and 2019, no loans that previously had been modified in a troubled debt restructuring had defaulted subsequent to modification.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $1 thousand as of both December 31, 2020 and 2019.

5.	OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(Dollars in Thousands)
Beginning balance	$1,078	$1,505
Additions (1)	293	313
Sales proceeds	(413)	(664)
Gross gains	48	39
Gross losses	(47)	(77)
Net losses	1	(38)
Impairment	(10)	(38)
Ending balance	$949	$1,078

(1)	Additions to other real estate owned (“OREO”) include transfers from loans, other assets and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was $28 thousand and $0.1 million as of December 31, 2020 and 2019, respectively. In addition, the Company did not hold any consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of December 31, 2020 and held $0.7 million of these loans as of December 31, 2019.

Repossessed Assets

In addition to the other real estate and other assets acquired in foreclosure, the Company also acquires assets through the repossession of the underlying collateral of loans in default. The following table summarizes repossessed asset activity as of the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(Dollars in Thousands)
Beginning balance	$256	$229
Transfers from loans	1,095	1,027
Sales proceeds	(674)	(569)
Gross gains	—	2
Gross losses	(432)	(433)
Net losses	(432)	(431)
Impairment	—	—
Ending balance	$245	$256

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $7.4 million of goodwill as a result of its acquisition of TPB in 2018. Goodwill impairment was neither indicated nor recorded during the years ended December 31, 2020 or 2019.

Goodwill is tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the implied fair value of goodwill is lower than its carrying amount, impairment is indicated, and goodwill must be written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill totaled $7.4 million as of both December 31, 2020 and 2019.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $2.0 million were recorded during 2018 as part of the TPB acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) as of December 31, 2020 were as follows:

December 31, 2020
(Dollars in Thousands)
Goodwill	$7,435
Core deposit intangible:
Gross carrying amount	2,048
Accumulated amortization	(1,073)
Core deposit intangible, net	975
Total	$8,410

The Company’s estimated remaining amortization expense on intangibles as of December 31, 2020 is as follows:

Amortization Expense
(Dollars in Thousands)
2021	341
2022	268
2023	195
2024	122
2025	49
Total	$975

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	PREMISES AND EQUIPMENT

Premises and equipment and applicable depreciable lives are summarized as follows:

	December 31,
	2020	2019
	(Dollars in Thousands)
Land	$6,269	$6,407
Premises (40 years)	28,575	28,387
Furniture, fixtures and equipment (3-7 years)	17,136	16,942
Total cost of premises and equipment	51,980	51,736
Less accumulated depreciation	(23,774)	(22,570)
Premises and equipment, net	28,206	29,166
Construction in progress	—	50
Total premises and equipment, net	$28,206	$29,216

Depreciation expense of $1.7 million and $1.6 million was recorded in 2020 and 2019, respectively.

8.	DEPOSITS

As of December 31, 2020, the scheduled maturities of the Company’s time deposits were as follows:

(Dollars in Thousands)
2021	$161,152
2022	26,523
2023	15,595
2024	14,884
2025	25,159
Total	$243,313

Total time deposits greater than $250 thousand totaled $23.3 million and $48.2 million as of December 31, 2020 and 2019, respectively. In addition, the Company held brokered certificates of deposit totaling $32.0 million and $7.4 million as of December 31, 2020 and 2019, respectively, that were included in total deposits. Deposits from related parties held by the Company amounted to $4.3 million and $5.2 million at December 31, 2020 and 2019, respectively.

9.	BORROWINGS

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, and short-term FHLB advances with original maturities of one year or less. Short-term borrowings totaled $10.0 million as of both December 31, 2020 and 2019.

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both December 31, 2020 and 2019, there were no federal funds purchased outstanding. The Bank had $51.4 million and $61.7 million in available unused lines of credit with correspondent banks and the Federal Reserve as of December 31, 2020 and 2019, respectively.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of December 31, 2020 and 2019 totaled $17 thousand and $25 thousand, respectively.

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of both December 31, 2020 and 2019, the Bank had $10.0 million in outstanding FHLB advances with original maturities of less than one year.

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. The Company did not have any long-term FHLB advances or other long-term borrowings outstanding as of both December 31, 2020 and 2019.

Assets pledged (including loans and investment securities) associated with FHLB advances totaled $36.1 million and $34.6 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the Bank had $225.8 million and $211.5 million, respectively, in remaining credit from the FHLB (subject to available collateral).

10.	INCOME TAXES

The consolidated provisions for income taxes for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
	(Dollars in Thousands)
Federal
Current	$29	$(54)
Deferred	626	1,100
Total federal	655	1,046
State
Current	76	166
Deferred	94	34
Total state	170	200
Total	$825	$1,246

The consolidated tax expense differed from the amount computed by applying the Company’s federal statutory income tax rate of 21.0% in 2020 and 2019 as described in the following table:

	2020	2019
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$742	$1,220
Increase (decrease) resulting from:
Tax-exempt interest	(87)	(95)
Bank-owned life insurance	(63)	(65)
State income tax expense, net of federal income taxes	132	229
Other	101	(43)
Total	$825	$1,246

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019 are presented below:

	2020	2019
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,749	$1,354
Deferred compensation	973	1,040
Deferred commissions and fees	260	337
Impairment of other real estate owned	9	52
Federal net operating loss carryforwards	—	655
State net operating loss carryforwards	192	270
Federal alternative minimum tax and general business credits carryforwards	42	107
Unrealized loss on securities available-for-sale	—	71
Unrealized loss on cash flow hedges	443	1
Other	658	630
Total gross deferred tax assets	4,326	4,517
Deferred tax liabilities:
Premises and equipment	1,311	1,205
Core deposit intangible	245	347
Limited partnerships	138	135
Unrealized gain on securities available-for-sale	426	—
Other	231	79
Total gross deferred tax liabilities	2,351	1,766
Net deferred tax asset, included in other assets	$1,975	$2,751

The Company did not have any federal net operating loss carryforwards as of December 31, 2020 and had federal net operating loss carryforwards of $3.1 million as of December 31, 2019. The Company had state net operating loss carryforwards of $3.7 million and $5.9 million for the same respective periods. In addition, as of December 31, 2020 and 2019, the Company had federal tax credit carryforwards of $42 thousand and $0.1 million, respectively. The federal and state net operating loss and federal tax credit carryforwards can be used to offset income in future periods and reduce income taxes payable in those future periods.

The Company files a consolidated income tax return with the federal government and the States of Alabama and Tennessee. ALC files several state income tax returns, with the majority of its non-Alabama income being apportioned to Mississippi. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the states in which it filed for the years ended December 31, 2014 through 2020.

As of December 31, 2020, the Company had no unrecognized tax benefits related to federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2020. As of December 31, 2020, the Company had accrued no interest and no penalties related to uncertain tax positions.

11.	EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allows participants to defer a portion of their compensation on a pre-tax basis, subject to the statutory annual contribution limit. For 2020 and 2019, the Company made “safe harbor” contributions on behalf of participants in the form of a match that was equal to 100% of each participant’s elective deferrals, up to a maximum of 4% of the participant’s eligible compensation. The 401(k) Plan also allows the Company to make discretionary matching contributions on behalf of participants equal to 2% of each participant’s elective deferrals. No discretionary match was made in 2020 or 2019. The Company’s matching contributions to the 401(k) Plan totaled $0.5 million in both 2020 and 2019.

Participants can elect to invest up to 20% of incoming contributions (measured at the time of investment) in the 401(k) Plan in the form of Company stock. The 401(k) Plan held 214,056 and 221,357 shares of Company stock as of December 31, 2020 and 2019, respectively. These shares are allocated to participants in the 401(k) Plan and, accordingly, are included in the earnings per share calculations.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	DEFERRED COMPENSATION PLANS

The Company has entered into separate supplemental retirement compensation benefits agreements with certain non-employee directors and former executive officers. These agreements are structured as nonqualified retirement plans for federal income tax purposes. The Company’s obligation under these agreements is accrued as deferred compensation in accordance with the terms of the individual contracts over the required service period to the date the employee is eligible to receive benefits. The Company’s deferred compensation obligation under these agreements totaled $3.3 million and $3.2 million as of December 31, 2020 and 2019, respectively.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of December 31, 2020 and 2019, a total of 111,419 and 124,392 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

13.	STOCK AWARDS

In accordance with the 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Stock-based compensation expense related to stock awards totaled $0.3 million for each of the years ended December 31, 2020 and 2019.

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

	2020	2019
Risk-free interest rate	1.24%	2.59%
Expected term (in years)	7.5	7.5
Expected stock price volatility	28.9%	30.9%
Dividend yield	1.25%	1.25%
Fair value of stock option	$3.34	$3.30

The following table summarizes the Company’s stock option activity for the periods presented.

	Year Ended
	December 31, 2020		December 31, 2019
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of year	412,800	$9.72	377,950	$9.80
Granted	10,200	11.95	68,150	9.99
Exercised	666	10.75	7,000	8.30
Forfeited	1,334	9.70	26,300	11.96
Options outstanding, end of year	421,000	$9.79	412,800	$9.72
Options exercisable, end of year	359,413	$9.62	298,467	$9.16

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was approximately $0.2 million as of December 31, 2020 and $0.9 million as of December 31, 2019.

Restricted Stock

During the years ended December 31, 2020 and 2019, respectively, 28,460 shares and 5,520 shares of restricted stock were granted. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

14.	SHAREHOLDERS’ EQUITY

Dividends are paid at the discretion of the Company’s Board of Directors, based on the Company’s operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are the Company’s primary source of funds for the payment of dividends to shareholders. In addition, federal and state regulatory agencies have the authority to prevent the Company from paying a dividend to shareholders. During the year ended December 31, 2020, the Company declared dividends of $0.7 million, or $0.12 per share. During the year ended December 31, 2019, the Company declared dividends of $0.6 million, or $0.09 per share.

Regulatory Capital

The Bank is subject to the revised capital requirements as described in the section captioned “Supervision and Regulation – Capital Adequacy” included in Part I, Item I of this report. Under these requirements, the Bank is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Bank and Bancshares, and could impact Bancshares’ ability to pay dividends. The Bank’s minimum risk-based capital requirements include the fully implemented capital conservation buffer of 2.50%. As of both December 31, 2020 and 2019, the Bank exceeded all applicable minimum capital standards. In addition, the Bank met applicable regulatory guidelines to be considered well-capitalized as of both December 31, 2020 and 2019. To be categorized in this manner, the Bank maintained common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the tables below. In addition, the Bank was not subject to any written agreement, order, capital directive or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific level for any capital measures.

The following tables provide the Bank’s actual regulatory capital amounts and ratios under regulatory capital standards in effect (Basel III) at December 31, 2020 and 2019:

	2020
	Actual Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	$77,510	11.78%	7.00%	6.50%
Tier 1 capital (to risk-weighted assets)	77,510	11.78%	8.50%	8.00%
Total capital (to risk-weighted assets)	84,980	12.92%	10.50%	10.00%
Tier 1 leverage (to average assets)	77,510	8.98%	4.00%	5.00%

	2019
	Actual Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	$74,375	12.78%	7.00%	6.50%
Tier 1 capital (to risk-weighted assets)	74,375	12.78%	8.50%	8.00%
Total capital (to risk-weighted assets)	80,137	13.77%	10.50%	10.00%
Tier 1 leverage (to average assets)	74,375	9.61%	4.00%	5.00%

No significant conditions or events have occurred since December 31, 2020 that management believes have affected the Bank’s classification as “well-capitalized.” Because of the size of the Company’s balance sheet, there is currently no requirement for separate reporting of capital amounts and ratios for Bancshares. Accordingly, such amounts and ratios are not included.

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

15.	LEASES

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

The following table provides a summary of the components of lease income and expense, as well as the reporting location in the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019:

	Location in the Condensed	Year Ended
	Consolidated Statements of Operations	December 31, 2020	December 31, 2019
		(Dollars in Thousands)
Operating lease expense (1)	Net occupancy and equipment	$841	$839
Operating lease income (2)	Lease income	$842	$845

(1)	Includes short-term lease costs. For the years ended December 31, 2020 and 2019, short-term lease costs were nominal in amount.
(2)	Operating lease income includes rental income from owned properties.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides supplemental lease information for operating leases on the Consolidated Balance Sheet as of December 31, 2020:

	Location in the Condensed
	Consolidated Balance Sheet	December 31, 2020
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$3,070
Operating lease liabilities	Other liabilities	$3,125
Weighted-average remaining lease term (in years)		5.79
Weighted-average discount rate		3.06%

The following table provides supplemental lease information for the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020	December 31, 2019
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$733	$764

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of December 31, 2020:

Minimum Rental Payments
(Dollars in Thousands)
2021	$680
2022	607
2023	472
2024	438
2025	339
2026 and thereafter	937
Total future minimum lease payments	$3,473
Less: Imputed interest	348
Total	$3,125

16.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company has elected to offset derivative fair value amounts under master netting agreements, given that all of the Company’s hedges are with the same counterparty. The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Consolidated Balance Sheets on a net basis.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of December 31, 2020		As of December 31, 2019
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	Amount	Gain (Loss) (1)	Amount	Gain (Loss) (1)
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to fixed rate commercial real estate loans	$20,000	$(837)	$20,000	$307
Total fair value hedges		(837)		307
Cash flow hedges:
Interest rate swaps related to variable-rate money market deposit accounts	20,000	(1,337)	20,000	(162)
Interest rate swaps related to FHLB advances	10,000	(436)	10,000	156
Total cash flow hedges		(1,773)		(6)
Total hedges designated as hedging instruments, net		$(2,610)		$301

(1) Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.

Additional information regarding the Company’s hedging derivatives is included below:

Cash Flow Hedges

The Bank has entered into forward interest rate swap contracts on certain variable-rate money market deposit accounts (indexed to the Federal Funds effective rate’s daily weighted average). The money market account balances are expected to exceed the notional amount for the duration of the hedges and the rates on these deposits are anticipated to move closely with changes in one-month LIBOR, or a comparable benchmark interest rate. The Bank has also entered into a forward interest rate swap contract on a variable-rate FHLB advance (indexed to one-month LIBOR) that will be renewed on a monthly basis and will remain outstanding until the hedge expiration. These interest rate swaps were designated as derivative instruments in cash flow hedges with the objective of converting the floating interest payments to a fixed rate. Under the swap arrangements, the Bank pays a fixed interest rate and receives a variable interest rate based on one-month LIBOR, or a comparable benchmark interest rate, on the notional amount, with monthly net settlements. There were no gains or losses reclassified from other comprehensive income (loss) for cash flow hedges for the years ended December 31, 2020 and 2019.

Fair Value Hedges

The Bank has entered into forward interest rate swap contracts on fixed rate commercial real estate loans. The interest rate swaps were designated as derivative instruments in fair value hedges with the objective of effectively converting pools of fixed rate assets to variable rate throughout the hedge durations. Under the swap arrangements, the Bank pays a fixed interest rate and receives a variable interest rate based on one-month LIBOR, or a comparable benchmark interest rate, on the notional amount, with monthly net settlements. The Bank recognized no gains or losses on the fair value hedges for the years ended December 31, 2020 and 2019.

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

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Location in the Condensed Consolidated Balance Sheet in Which the Hedged	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Item is Included	December 31, 2020
	(Dollars in Thousands)
Loans and leases, net of allowance for loan and lease losses (1)	$42,714	$(837)

(1)

These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of December 31, 2020, the amortized cost basis of the closed portfolios used in these hedging relationships was $41.9 million, the cumulative basis adjustments associated with these hedging relationships was $0.8 million, and the amounts of the designated hedged items were $20 million.

The following table presents the effect of hedging derivative instruments on the Company’s Consolidated Statements of Income.

	Location in the Condensed	Year Ended December 31,
	Consolidated Statements	2020	2019
	of Operations	(Dollars in Thousands)
Interest income	Interest and fees on loans	$(156)	$45
Interest expense	Interest on deposits	237	(24)
Interest expense	Interest on short-term borrowings	77	(12)

17.	SEGMENT REPORTING

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

	2020
	Bank	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$31,834	$11,397	$22	$(2,876)	$40,377
Total interest expense	4,632	2,855	—	(2,876)	4,611
Net interest income	27,202	8,542	22	—	35,766
Provision for loan and lease losses	2,206	739	—	—	2,945
Net interest income after provision	24,996	7,803	22	—	32,821
Total non-interest income	4,531	752	4,061	(4,334)	5,010
Total non-interest expense	25,180	8,136	1,565	(582)	34,299
Income (loss) before income taxes	4,347	419	2,518	(3,752)	3,532
Provision for income taxes	930	125	(230)	—	825
Net income (loss)	$3,417	$294	$2,748	$(3,752)	$2,707
Other significant items:
Total assets	$893,430	$55,727	$91,866	$(150,512)	$890,511
Total investment securities	91,342	—	80	—	91,422
Total loans, net	632,996	53,078	—	(47,700)	638,374
Goodwill and core deposit intangible, net	8,410	—	—	—	8,410
Investment in subsidiaries	—	—	86,102	(86,102)	—
Fixed asset additions	870	85	—	—	955
Depreciation and amortization expense	1,563	121	—	—	1,684
Total interest income from external customers	28,979	11,397	1	—	40,377
Total interest income from affiliates	2,855	—	21	(2,876)	—

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2019
	Bank	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$30,921	$17,719	$26	$(5,078)	$43,588
Total interest expense	6,670	5,054	—	(5,078)	6,646
Net interest income	24,251	12,665	26	—	36,942
Provision for loan and lease losses	788	1,926	—	—	2,714
Net interest income after provision	23,463	10,739	26	—	34,228
Total non-interest income	4,559	909	6,039	(6,141)	5,366
Total non-interest expense	23,065	9,599	1,769	(651)	33,782
Income (loss) before income taxes	4,957	2,049	4,296	(5,490)	5,812
Provision for income taxes	977	516	(247)	—	1,246
Net income (loss)	$3,980	$1,533	$4,543	$(5,490)	$4,566
Other significant items:
Total assets	$789,620	$110,374	$90,211	$(201,467)	$788,738
Total investment securities	108,276	—	80	—	108,356
Total loans, net	534,478	106,533	—	(95,768)	545,243
Goodwill and core deposit intangible, net	8,825	—	—	—	8,825
Investment in subsidiaries	—	—	84,186	(84,186)	—
Fixed asset additions	2,948	236	—	—	3,184
Depreciation and amortization expense	1,464	145	—	—	1,609
Total interest income from external customers	25,867	17,719	2	—	43,588
Total interest income from affiliates	5,054	—	24	(5,078)	—

18.	OTHER OPERATING INCOME AND EXPENSE

Other operating income for the years ended December 31, 2020 and 2019 consisted of the following:

	Year Ended December 31,
	2020	2019
	(Dollars in Thousands)
Bank-owned life insurance	$433	$431
Auto Club revenue	126	220
ATM fee income	479	442
Wire transfer fees	56	50
Gain on sales of premises and equipment and other assets	324	—
Other income	247	434
Total	$1,665	$1,577

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

All of the Company’s revenue that is subject to ASC Topic 606 is included in non-interest income; however, not all non-interest income is subject to ASC Topic 606. Revenue earned by the Company that is subject to ASC Topic 606 primarily consists of service and other charges on deposit accounts, mortgage fees from secondary market transactions at the Bank, ATM fee income and other non-interest income. Revenue generated from these sources for the years ended December 31, 2020 and 2019 was $3.0 million and $3.4 million, respectively. All sources of the Company’s revenue subject to ASC Topic 606 are transaction-based, and revenue is recognized at the time at which the transaction is executed, which is the same time at which the Company’s performance obligation is satisfied. The Company had no contract liabilities or unsatisfied performance obligations with customers as of December 31, 2020.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other operating expense for the years ended December 31, 2020 and 2019 consisted of the following:

	Year Ended December 31,
	2020	2019
	(Dollars in Thousands)
Postage, stationery and supplies	$836	$873
Telephone/data communication	908	867
Advertising and marketing	175	196
Travel and business development	226	404
Collection and recoveries	218	125
Other services	325	310
Insurance expense	574	586
FDIC insurance and state assessments	468	204
Loss on sales of premises and equipment and other assets	466	408
Core deposit intangible amortization	414	488
Other real estate/foreclosure expense, net	64	185
Other expense	1,811	1,853
Total	$6,485	$6,499

19.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2020 and 2019, there were no credit losses associated with derivative contracts.

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

	December 31,
	2020	2019
	(Dollars in Thousands)
Standby letters of credit	$180	$180
Standby performance letters of credit	$580	$647
Commitments to extend credit	$118,699	$96,967

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of December 31, 2020 and 2019, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates accrued liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies’ incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both December 31, 2020 and 2019. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the years ended December 31, 2020 or 2019.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019. There were no liabilities measured at fair value on a recurring basis as of December 31, 2019.

	Fair Value Measurements as of December 31, 2020 Using
	Totals At December 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$25,537	$—	$25,537	$—
Commercial	41,487	—	41,487	—
Obligations of states and political subdivisions	5,108	—	5,108	—
Corporate notes	2,784		2,784
U.S. Treasury securities	10,077	—	10,077	—
Other liabilities - derivatives	2,610	—	2,610	—
	Fair Value Measurements as of December 31, 2019 Using
	Totals At December 31, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$46,345	$—	$46,345	$—
Commercial	43,373	—	43,373	—
Obligations of states and political subdivisions	4,218	—	4,218	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	301	—	301	—

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As of December 31, 2020, included within OREO were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Bank that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value. These assets were included within other assets on the balance sheet as of December 31, 2019.

The following table presents the balances of impaired loans, OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of December 31, 2020 and 2019:

	Fair Value Measurements as of December 31, 2020 Using
	Totals At December 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$28	$—	$—	$28
OREO and other assets held-for-sale	949	—	—	949

	Fair Value Measurements as of December 31, 2019 Using
	Totals At December 31, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$29	$—	$—	$29
OREO and other assets held-for-sale	1,276	—	—	1,276

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2020. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of December 31, 2020 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value December 31, 2020	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$28	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	(9.5)%

OREO and other assets held-for-sale	$949	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	(9.5)%

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2020 and 2019 were as follows:

	December 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$94,415	$94,415	$94,415	$—	$—
Investment securities available-for-sale	84,993	84,993	—	84,993	—
Investment securities held-to-maturity	6,429	6,559	—	6,559	—
Federal funds sold	85	85	—	85	—
Federal Home Loan Bank stock	1,135	1,135	—	—	1,135
Loans, net of allowance for loan losses	638,374	650,107	—	—	650,107
Liabilities:
Deposits	782,212	784,574	—	784,574	—
Short-term borrowings	10,017	10,017	—	10,017	—
Other liabilities - derivatives	2,610	2,610	—	2,610	—

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$57,030	$57,030	$57,030	$—	$—
Investment securities available-for-sale	94,016	94,016	—	94,016	—
Investment securities held-to-maturity	14,340	14,306	—	14,306	—
Federal funds sold	10,080	10,080	—	10,080	—
Federal Home Loan Bank stock	1,137	1,137	—	—	1,137
Loans, net of allowance for loan losses	545,243	559,911	—	—	559,911
Other assets - derivatives	301	301	—	301	—
Liabilities:
Deposits	683,662	682,828	—	682,828	—
Short-term borrowings	10,025	10,025	—	10,025	—

21.	FIRST US BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Balance Sheets

	Year Ended December 31,
	2020	2019
	(Dollars in Thousands)
Assets:
Cash on deposit	$419	$476
Investment in subsidiaries	86,102	84,186
Other assets	104	246
Total assets	$86,625	$84,908
Liabilities:
Other liabilities	$(53)	$160
Shareholders’ equity	86,678	84,748
Total liabilities and shareholders’ equity	$86,625	$84,908

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Operations

	Year Ended December 31,
	2020	2019
	(Dollars in Thousands)
Income:
Dividend income, First US Bank	$2,167	$3,104
Total income	$2,167	$3,104
Expense	1,046	924
Gain before equity in undistributed income of subsidiaries	$1,121	$2,180
Equity in undistributed income of subsidiaries	1,586	2,386
Net income	$2,707	$4,566

Statements of Cash Flows

	Year Ended December 31,
	2020	2019
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$2,707	$4,566
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of undistributed income of subsidiaries	(1,586)	(2,385)
Change in other assets and liabilities	14	69
Net cash provided by operating activities	1,135	2,250
Cash flows from financing activities:
Dividends paid	(740)	(561)
Treasury stock repurchases	(452)	(1,478)
Net cash used in financing activities	(1,192)	(2,039)
Net increase (decrease) in cash	(57)	211
Cash at beginning of year	476	265
Cash at end of year	$419	$476

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.	QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,
	2020				2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands)
Interest income	$10,204	$9,996	$9,780	$10,397	$10,825	$11,027	$10,923	$10,813
Interest expense	912	1,031	1,157	1,511	1,636	1,680	1,690	1,640
Net interest income	9,292	8,965	8,623	8,886	9,189	9,347	9,233	9,173
Provision for loan and lease losses	469	1,046	850	580	716	883	715	400
Net interest income after provision for loan and lease losses	8,823	7,919	7,773	8,306	8,473	8,464	8,518	8,773
Non-interest:
Income	1,008	1,375	1,330	1,297	1,396	1,414	1,291	1,265
Expense	8,477	8,747	8,581	8,494	8,279	8,546	8,504	8,453
Income before income taxes	1,354	547	522	1,109	1,590	1,332	1,305	1,585
Provision for income taxes	309	136	118	262	381	214	300	351
Net income after taxes	$1,045	$411	$404	$847	$1,209	$1,118	$1,005	$1,234

Earnings per common share:
Basic earnings	$0.16	$0.07	$0.07	$0.13	$0.19	$0.17	$0.16	$0.19
Diluted earnings	$0.15	$0.06	$0.06	$0.13	$0.18	$0.16	$0.15	$0.18

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2020, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of December 31, 2020, that Bancshares’ disclosure controls and procedures are effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified.

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 beginning on page 47 and is incorporated herein by reference.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes, as of December 31, 2020, the securities that were authorized for issuance under the First US Bancshares, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) and Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The 2013 Incentive Plan provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards and performance compensation awards to our employees, consultants and directors and was approved by Bancshares’ shareholders in 2013. The Deferral Plan permits non-employee directors to defer their directors’ fees and receive the adjusted value of the deferred amounts in cash and/or in Bancshares’ common stock and was approved by Bancshares’ shareholders in 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (2)
	(a)	(b)		(c)
Equity compensation plans approved by shareholders	562,401	$9.80	(3)	486,052
Equity compensation plans not approved by shareholders	—	—		—
Total	562,401	$9.80	(3)	486,052

(1)	Includes shares to be issued under the 2013 Incentive Plan and the Deferral Plan.
(2)	Does not include shares reserved for future issuance under the Deferral Plan. Includes shares available for issuance pursuant to future awards under the 2013 Incentive Plan.
(3)	Does not include amounts deferred pursuant to the Deferral Plan, as there is no exercise price associated with these deferred amounts.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report

(1)   Financial Statements.

The consolidated financial statements of Bancshares and its subsidiaries, included herein in Item 8, are as follows:

●	Management’s Annual Report on Internal Control over Financial Reporting;
●	Report of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC;
●	Consolidated Balance Sheets – December 31, 2020 and 2019;
●	Consolidated Statements of Operations – Years Ended December 31, 2020 and 2019;
●	Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2020 and 2019;
●	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2020 and 2019;
●	Consolidated Statements of Cash Flows – Years Ended December 31, 2020 and 2019; and
●	Notes to Consolidated Financial Statements – Years Ended December 31, 2020 and 2019.

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

4.1

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 18, 2020)

10.1

Amended and Restated Executive Employment Agreement, dated December 19, 2013 (effective as of January 1, 2014), by and among United Security Bancshares, Inc., First United Security Bank and James F. House (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on December 19, 2013)*

10.2

Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., First United Security Bank and Thomas S. Elley (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K (File No. 000-14549), filed on May 23, 2014)*

10.3

Amended and Restated Change in Control Agreement dated February 22, 2021, entered into by and among First US Bancshares, Inc., First US Bank, Acceptance Loan Company, Inc. and William C. Mitchell (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-14549), filed on February 26, 2021)*

10.4

Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., First United Security Bank and Anthony G. Cashio (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 11, 2016)*

10.5

Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., First United Security Bank and Beverly J. Dozier (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 11, 2016)*

10.6

Change in Control Agreement dated February 26, 2020, by and among First US Bancshares, Inc., First US Bank and Eric H. Mabowitz (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 18, 2020)*

10.7

Form of Director Indemnification Agreement between United Security Bancshares, Inc. and its directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on October 30, 2009)*

10.8	First US Bancshares, Inc. 2013 Incentive Plan, as amended on May 2, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on May 10, 2019)*

10.9

Form of Nonqualified Stock Option Agreement (Employees – Three-Year Vesting – 2016 Grants) (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 11, 2016)*

10.10

Form of Nonqualified Stock Option Agreement (Employees – Three-Year Vesting – 2017, 2018 and 2019 Grants) (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2018)*

10.11

Form of Restricted Stock Award Agreement (Five-Year Vesting) under the United Security Bancshares, Inc. 2013 Incentive Plan (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

10.12

Form of Nonqualified Stock Option Agreement (Employees – Three-Year Vesting) (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 18, 2020)*

Exhibit No.	Description

10.13	Form of Restricted Stock Award Agreement (Employees – Three-Year Vesting) (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 18, 2020)*

10.14

Form of Restricted Stock Award Agreement (Non-Employee Directors – One-Year Vesting) (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 18, 2020)*

10.15

First United Security Bank Director Retirement Agreement dated October 17, 2002, with John C. Gordon (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 14, 2002)*

10.15A

First Amendment to the First United Security Bank Director Retirement Agreement for John C. Gordon, dated November 20, 2008 (incorporated by reference to Exhibit 10.13A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.15B

Second Amendment to the First United Security Bank Director Retirement Agreement for John C. Gordon, dated January 25, 2017 (incorporated by reference to Exhibit 10.15B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

10.16

First United Security Bank Director Retirement Agreement dated October 16, 2002, with William G. Harrison (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 21, 2003)*

10.16A

First Amendment to the First United Security Bank Director Retirement Agreement for William G. Harrison, dated November 20, 2008 (incorporated by reference to Exhibit 10.14A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.16B

Second Amendment to the First United Security Bank Director Retirement Agreement for William G. Harrison, dated January 25, 2017 (incorporated by reference to Exhibit 10.16B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

10.17

First United Security Bank Director Retirement Agreement dated October 17, 2002, with Jack Meigs (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 14, 2002)*

10.17A

First Amendment to the First United Security Bank Director Retirement Agreement for Jack Meigs, dated November 20, 2008 (incorporated by reference to Exhibit 10.16A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.17B

Second Amendment to the First United Security Bank Director Retirement Agreement for Jack Meigs, dated January 25, 2017 (incorporated by reference to Exhibit 10.17B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

10.18

First United Security Bank Director Retirement Agreement dated October 17, 2002, with Bruce N. Wilson (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 14, 2002)*

10.18A

First Amendment to the First United Security Bank Director Retirement Agreement for Bruce N. Wilson, dated November 20, 2008 (incorporated by reference to Exhibit 10.21A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.18B

Second Amendment to the First United Security Bank Director Retirement Agreement for Bruce N. Wilson, dated January 25, 2017 (incorporated by reference to Exhibit 10.19B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

10.19

First United Security Bank Director Retirement Agreement dated November 17, 2011, with Andrew C. Bearden, Jr. (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 30, 2012)*

10.20

First United Security Bank Director Retirement Agreement dated November 30, 2011, with J. Lee McPhearson (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 30, 2012)*

10.21

United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 12, 2004)*

10.21A

Amendment One to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 18, 2008 (incorporated by reference to Exhibit 10.22A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.21B

Amendment Two to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 30, 2010 (incorporated by reference to Exhibit 10.22B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2011)*

Exhibit No.	Description

10.22	First US Bancshares, Inc. 2020 Cash Incentive Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File. No. 000-14549), filed on March 3, 2020)*

10.23	First US Bancshares, Inc. Non-Employee Director Fee Schedule (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on August 12, 2020)*

10.24A	Real Estate Sales Agreement, dated April 20, 2015 (incorporated by reference to Exhibit 10.1A to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.24B	First Amendment to Real Estate Sales Agreement, dated May 26, 2015 (incorporated by reference to Exhibit 10.1B to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.24C	Second Amendment to Real Estate Sales Agreement, dated August 25, 2015 (incorporated by reference to Exhibit 10.1C to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.24D	Third Amendment to Real Estate Sales Agreement, dated September 17, 2015 (incorporated by reference to Exhibit 10.1D to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.24E	Fourth Amendment to Real Estate Sales Agreement, dated October 17, 2015 (incorporated by reference to Exhibit 10.1E to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.25	2021 Cash Incentive Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on February 26, 2021)*

14	United Security Bancshares, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 12, 2004)

21	Subsidiaries of First US Bancshares, Inc.

23	Consent of Carr, Riggs & Ingram, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

#

Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. First US Bancshares, Inc. agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

*	Indicates a management contract or compensatory plan or arrangement.
Item 16.	Form 10-K Summary.

Bancshares has elected not to provide a summary of the information contained in this report at this time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2021.

FIRST US BANCSHARES, INC.

By:	/s/ James F. House
James F. House
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James F. House	President, Chief Executive Officer and Director	March 15, 2021
James F. House	(Principal Executive Officer)

/s/ Thomas S. Elley	Vice President, Treasurer, Assistant Secretary, Chief Financial Officer and Principal Accounting Officer	March 15, 2021
Thomas S. Elley	(Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew C. Bearden, Jr.	Director	March 15, 2021
Andrew C. Bearden, Jr.

/s/ Robert Stephen Briggs	Director	March 15, 2021
Robert Stephen Briggs

/s/ Sheri S. Cook	Director	March 15, 2021
Sheri S. Cook

/s/ John C. Gordon	Director	March 15, 2021
John C. Gordon

/s/ David P. Hale	Director	March 15, 2021
David P. Hale

/s/ William G. Harrison	Director	March 15, 2021
William G. Harrison

/s/ J. Lee McPhearson	Director	March 15, 2021
J. Lee McPhearson

/s/ Jack W. Meigs	Director	March 15, 2021
Jack W. Meigs

/s/ Aubrey S. Miller	Director	March 15, 2021
Aubrey S. Miller

/s/ Donna D. Smith	Director	March 15, 2021
Donna D. Smith

/s/ Bruce N. Wilson	Director	March 15, 2021
Bruce N. Wilson