Form 10-Q
period 2021-03-31
FIRST US BANCSHARES INC
filed 2021-05-11
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2021
Common Stock, $0.01 par value	6,213,641 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations, performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in Part I, Item 1A of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2020. Specifically, with respect to statements relating to the sufficiency of the allowance for loan and lease losses, loan demand, cash flows, interest costs, growth and earnings potential, expansion and the Company’s positioning to handle the challenges presented by COVID-19, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas; market conditions and investment returns; changes in interest rates; the impact of the current COVID-19 pandemic on the Company’s business, the Company’s customers, the communities that the Company serves and the United States economy, including the impact of actions taken by governmental authorities to try to contain the virus and protect against it, through vaccinations and otherwise, or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security (CARES) Act and subsequent federal legislation) and the resulting effect on the Company’s operations, liquidity and capital position and on the financial condition of the Company’s borrowers and other customers; the pending discontinuation of LIBOR as an interest rate benchmark; the availability of quality loans in the Company’s service areas; the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets; collateral values; cybersecurity threats; and risks related to the Paycheck Protection Program. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and due from banks	$13,322	$12,235
Interest-bearing deposits in banks	112,545	82,180
Total cash and cash equivalents	125,867	94,415
Federal funds sold	84	85
Investment securities available-for-sale, at fair value	70,104	84,993
Investment securities held-to-maturity, at amortized cost	5,679	6,429
Federal Home Loan Bank stock, at cost	870	1,135
Loans, net of allowance for loan and lease losses of $7,475 and $7,470, respectively	659,230	638,374
Premises and equipment, net of accumulated depreciation of $24,041 and $23,774, respectively	27,953	28,206
Cash surrender value of bank-owned life insurance	15,919	15,846
Accrued interest receivable	2,593	2,807
Goodwill and core deposit intangible, net	8,319	8,410
Other real estate owned	942	949
Other assets	8,975	8,862
Total assets	$926,535	$890,511
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$164,659	$151,935
Interest-bearing	653,384	630,277
Total deposits	818,043	782,212
Accrued interest expense	242	292
Other liabilities	10,316	11,312
Short-term borrowings	10,017	10,017
Total liabilities	838,618	803,833
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,634,281 and 7,596,351 shares issued, respectively; 6,213,641 and 6,176,556 shares outstanding, respectively	75	75
Additional paid-in capital	13,889	13,786
Accumulated other comprehensive income (loss), net of tax	327	(52)
Retained earnings	95,486	94,722
Less treasury stock: 1,420,640 and 1,419,795 shares at cost, respectively	(21,860)	(21,853)
Total shareholders’ equity	87,917	86,678
Total liabilities and shareholders’ equity	$926,535	$890,511

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2021	2020
	(Unaudited)
Interest income:
Interest and fees on loans	$9,490	$9,639
Interest on investment securities	355	758
Total interest income	9,845	10,397
Interest expense:
Interest on deposits	743	1,475
Interest on borrowings	38	36
Total interest expense	781	1,511
Net interest income	9,064	8,886
Provision for loan and lease losses	401	580
Net interest income after provision for loan and lease losses	8,663	8,306
Non-interest income:
Service and other charges on deposit accounts	266	434
Credit insurance income	105	153
Mortgage fees from secondary market	23	127
Lease income	209	212
Other income, net	348	371
Total non-interest income	951	1,297
Non-interest expense:
Salaries and employee benefits	4,914	5,136
Net occupancy and equipment	1,039	1,001
Computer services	465	417
Fees for professional services	357	278
Other expense	1,621	1,662
Total non-interest expense	8,396	8,494

Income before income taxes	1,218	1,109
Provision for income taxes	268	262
Net income	$950	$847
Basic net income per share	$0.15	$0.13
Diluted net income per share	$0.14	$0.13
Dividends per share	$0.03	$0.03

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2021	2020
	(Unaudited)
Net income	$950	$847
Other comprehensive income (loss):
Unrealized holding (losses) gains on securities available-for-sale arising during period, net of tax (benefit) expense of ($36) and $207, respectively	(106)	622
Unrealized holding gains (losses) arising during the period on effective cash flow hedge derivatives, net of tax expense (benefit) of $161 and ($447), respectively	485	(1,339)
Other comprehensive income (loss)	379	(717)
Total comprehensive income	$1,329	$130

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the three months ended March 31, 2021 and 2020 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, January 1, 2020	6,157,692	$75	$13,814	$(46)	$92,755	$(21,850)	$84,748
Net income	—	—	—	—	847	—	847
Net change in fair value of securities available-for-sale, net of tax	—	—	—	622	—	—	622
Net change in fair value of derivative instruments, net of tax	—	—	—	(1,339)	—	—	(1,339)
Dividends declared: $.03 per share	—	—	—	—	(184)	—	(184)
Impact of stock-based compensation plans, net	24,198	—	90	—	—	—	90
Treasury stock repurchases	(38,604)	—	—	—	—	(452)	(452)
Balance, March 31, 2020	6,143,286	$75	$13,904	$(763)	$93,418	$(22,302)	$84,332

Balance, January 1, 2021	6,176,556	$75	$13,786	$(52)	$94,722	$(21,853)	$86,678
Net income	—	—	—	—	950	—	950
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(106)	—	—	(106)
Net change in fair value of derivative instruments, net of tax	—	—	—	485	—	—	485
Dividends declared: $.03 per share	—	—	—	—	(186)	—	(186)
Impact of stock-based compensation plans, net	37,085	—	103	—	—	(7)	96
Balance, March 31, 2021	6,213,641	$75	$13,889	$327	$95,486	$(21,860)	$87,917

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net income	$950	$847
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	445	399
Provision for loan and lease losses	401	580
Deferred income tax provision	29	266
Stock-based compensation expense	103	90
Net amortization of securities	72	96
Amortization of intangible assets	91	110
Net loss on premises and equipment and other real estate	39	171
Changes in assets and liabilities:
Decrease in accrued interest receivable	214	97
Increase in other assets	(321)	(299)
Decrease in accrued interest expense	(50)	(50)
Decrease in other liabilities	(86)	(1,308)
Net cash provided by operating activities	1,887	999
Cash flows from investing activities:
Net decrease (increase) in federal funds sold	1	(5,000)
Purchases of investment securities, available-for-sale	(3,512)	(9,142)
Proceeds from maturities and prepayments of investment securities, available-for-sale	18,199	7,365
Proceeds from maturities and prepayments of investment securities, held-to-maturity	738	787
Net decrease in Federal Home Loan Bank stock	265	2
Proceeds from the sale of premises and equipment and other real estate	279	190
Net (increase) decrease in loans	(21,921)	5,699
Purchases of premises and equipment	(122)	(233)
Net cash used in investing activities	(6,073)	(332)
Cash flows from financing activities:
Net increase (decrease) in deposits	35,831	(1,067)
Net increase in short-term borrowings	—	127
Net share-based compensation transactions	(7)	—
Treasury stock repurchases	—	(452)
Dividends paid	(186)	(184)
Net cash provided by (used in) financing activities	35,638	(1,576)
Net increase (decrease) in cash and cash equivalents	31,452	(909)
Cash and cash equivalents, beginning of period	94,415	57,030
Cash and cash equivalents, end of period	$125,867	$56,121
Supplemental disclosures:
Cash paid for:
Interest	$830	$1,561
Income taxes	—	147
Non-cash transactions:
Assets acquired in settlement of loans	400	335

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

The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2021. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2020.

Risks and Uncertainties

The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity and other economic activities have had, are currently having, and may for some time continue to have a destabilizing effect on financial markets and economic activity. The extent of the impact of COVID-19 on the Company’s operational and financial performance is currently uncertain, cannot be predicted and will depend on certain developments, including, among others, the spread of COVID-19 and its variants, vaccination efforts, the duration of the pandemic, its impact on our customers, employees and vendors, and the continued governmental, regulatory and private sector responses, which may be precautionary, to COVID-19.

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

In light of the changing economic outlook as a result of COVID-19, in March 2020, the Federal Reserve reduced the target federal funds rate by 150 basis points. The reduction in interest rates and other economic uncertainties that have arisen as a result primarily of the COVID-19 pandemic have negatively impacted net interest income, provisions for loan losses and noninterest income. Additional negative financial impacts could occur; however, the ultimate potential impact is not known at this time.

2.	BASIS OF PRESENTATION

Summary of Significant Accounting Policies

Certain significant accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2020.

Reclassification

Certain disclosures in the notes to the prior period consolidated financial statements have been reclassified to conform to the 2021 presentation. These reclassifications had no effect on the Company’s results of operations, financial position or net cash flow.

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

	Three Months Ended
	March 31,
	2021	2020
Basic shares	6,307,227	6,280,593
Dilutive shares	421,000	422,000
Diluted shares	6,728,227	6,702,593

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in Thousands, Except Per Share Data)
Net income	$950	$847
Basic net income per share	$0.15	$0.13
Diluted net income per share	$0.14	$0.13

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

Accounting Policies Recently Adopted

ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” Issued in December 2019, ASU 2019-12 seeks to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 became effective for the Company on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

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

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of March 31, 2021 and December 31, 2020 were as follows:

	Available-for-Sale
	March 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$25,801	$745	$(5)	$26,541
Commercial	36,217	723	(85)	36,855
Obligations of states and political subdivisions	3,729	126	—	3,855
Corporate notes	2,713	59	—	2,772
U.S. Treasury securities	82	—	(1)	81
Total	$68,542	$1,653	$(91)	$70,104

	Held-to-Maturity
	March 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$3,644	$79	$—	$3,723
Obligations of U.S. government-sponsored agencies	1,054	21	—	1,075
Obligations of states and political subdivisions	981	16	—	997
Total	$5,679	$116	$—	$5,795

	Available-for-Sale
	December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$24,680	$865	$(8)	$25,537
Commercial	40,849	780	(142)	41,487
Obligations of states and political subdivisions	4,971	137	—	5,108
Corporate notes	2,711	73	—	2,784
U.S. Treasury securities	10,078	—	(1)	10,077
Total	$83,289	$1,855	$(151)	$84,993

	Held-to-Maturity
	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$4,302	$75	$—	$4,377
Obligations of U.S. government-sponsored agencies	1,120	34	—	1,154
Obligations of states and political subdivisions	1,007	21	—	1,028
Total	$6,429	$130	$—	$6,559

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of March 31, 2021 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$89	$89	$402	$409
Maturing after one to five years	6,759	6,943	360	363
Maturing after five to ten years	32,638	33,636	2,391	2,450
Maturing after ten years	29,056	29,436	2,526	2,573
Total	$68,542	$70,104	$5,679	$5,795

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following tables reflect gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2021 and December 31, 2020. There were no investments held-to-maturity in an unrealized loss position as of March 31, 2021.

	Available-for-Sale
	March 31, 2021
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$196	$—	$952	$(5)
Commercial	—	—	3,282	(85)
U.S. Treasury securities	81	(1)	—	—
Total	$277	$(1)	$4,234	$(90)

	Available-for-Sale
	December 31, 2020
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$2,334	$(1)	$1,019	$(7)
Commercial	2,630	(1)	3,327	(141)
U.S. Treasury securities	10,077	(1)	—	—
Total	$15,041	$(3)	$4,346	$(148)

	Held-to-Maturity
	December 31, 2020
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$412	$—	$—	$—
Total	$412	$—	$—	$—

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

As of March 31, 2021, 10 debt securities had been in a loss position for more than 12 months, and four debt securities had been in a loss position for less than 12 months. As of December 31, 2020, nine debt securities had been in a loss position for more than 12 months, and 11 debt securities had been in a loss position for less than 12 months. As of both March 31, 2021 and December 31, 2020, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. There was a substantial decrease in interest rates during the year ended December 31, 2020, including a 150-basis point reduction in the federal funds rate in March 2020. This resulted in significant increases in the fair value of debt securities and a corresponding decline in the number of securities in a loss position during 2020 and into the first quarter of 2021. Most of the securities in an unrealized loss position as of both March 31, 2021 and December 31, 2020 were residential or commercial mortgage-backed securities that are either direct obligations of the U.S. government or government-sponsored entities and, accordingly, have little associated credit risk. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of March 31, 2021 or December 31, 2020.

Investment securities with a carrying value of $55.7 million and $72.9 million as of March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes.

4.	LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Portfolio Segments

The Company has divided the loan portfolio into the following portfolio segments based on risk characteristics:

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

Indirect sales – This portfolio segment includes loans secured by collateral purchased by consumers at retail stores with whom the Company has an established relationship to provide financing for the retail products sold if applicable underwriting standards are met. The collateral securing these loans generally includes recreational vehicles, campers, boats, horse trailers and cargo trailers.

As of March 31, 2021 and December 31, 2020, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	March 31, 2021
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$48,491	$—	$48,491
Secured by 1-4 family residential properties	79,090	3,259	82,349
Secured by multi-family residential properties	54,180	—	54,180
Secured by non-farm, non-residential properties	193,626	—	193,626
Commercial and industrial loans (1)	79,838	—	79,838
Consumer loans:
Direct consumer	6,153	20,845	26,998
Branch retail	—	31,075	31,075
Indirect sales	153,940	—	153,940
Total loans	615,318	55,179	670,497
Less: Unearned interest, fees and deferred cost	(186)	3,978	3,792
Allowance for loan and lease losses	6,099	1,376	7,475
Net loans	$609,405	$49,825	$659,230

	December 31, 2020
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$37,282	$—	$37,282
Secured by 1-4 family residential properties	85,271	3,585	88,856
Secured by multi-family residential properties	54,326	—	54,326
Secured by non-farm, non-residential properties	184,528	—	184,528
Commercial and industrial loans (1)	81,735	—	81,735
Consumer loans:
Direct consumer	6,344	23,444	29,788
Branch retail	—	32,094	32,094
Indirect sales	141,514	—	141,514
Total loans	591,000	59,123	650,123
Less: Unearned interest, fees and deferred cost	(213)	4,492	4,279
Allowance for loan and lease losses	5,917	1,553	7,470
Net loans	$585,296	$53,078	$638,374

(1)

Includes equipment financing leases and PPP loans. As of March 31, 2021 and December 31, 2020, equipment finance leases totaled $6.7 million and $7.0 million, respectively, and PPP loans totaled $14.8 million and $11.9 million, respectively.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 56.5% and 56.1% of the portfolio was concentrated in loans secured by real estate as of March 31, 2021 and December 31, 2020, respectively.

Loans with a carrying value of $59.0 million and $36.1 million were pledged as collateral to secure Federal Home Loan Bank (“FHLB”) borrowings or letters of credit as of March 31, 2021 and December 31, 2020, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments were $0.3 million and $0.4 million as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, there were no new loans to these parties, and repayments by active related parties were $0.1 million. During the year ended December 31, 2020, there were no new loans to these parties, and repayments by active related parties were $0.5 million.

Allowance for Loan and Lease Losses

The following tables present changes in the allowance for loan and lease losses during the three months ended March 31, 2021 and 2020 and the related loan balances by loan type as of March 31, 2021 and 2020:

	As of and for the Three Months Ended March 31, 2021
	Construction, Land Development, and Other	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$393	$639	$577	$1,566	$1,008	$1,202	$373	$1,712	$7,470
Charge-offs	(21)	(9)	—	—	—	(348)	(130)	(117)	(625)
Recoveries	2	3	—	1	—	170	42	11	229
Provision	70	112	(36)	437	(412)	13	72	145	401
Ending balance	$444	$745	$541	$2,004	$596	$1,037	$357	$1,751	$7,475
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$11	$—	$—	$60	$1	$—	$—	$72
Collectively evaluated for impairment	444	734	541	2,004	536	1,036	357	1,751	7,403
Total allowance for loan and lease losses	$444	$745	$541	$2,004	$596	$1,037	$357	$1,751	$7,475
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$720	$—	$4,237	$567	$23	$—	$—	$5,547
Collectively evaluated for impairment	48,491	81,468	54,180	189,389	79,271	26,975	31,075	153,940	664,789
Loans acquired with deteriorated credit quality	—	161	—	—	—	—	—	—	161
Total loans receivable	$48,491	$82,349	$54,180	$193,626	$79,838	$26,998	$31,075	$153,940	$670,497

	As of and for the Three Months Ended March 31, 2020
	Construction, Land Development, and Other	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$197	$466	$422	$964	$1,377	$1,625	$395	$316	$5,762
Charge-offs	—	(20)	—	—	—	(492)	(142)	—	(654)
Recoveries	—	12	—	5	—	205	44	—	266
Provision	68	67	16	217	(612)	169	142	513	580
Ending balance	$265	$525	$438	$1,186	$765	$1,507	$439	$829	$5,954
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$14	$—	$—	$63	$3	$—	$—	$80
Collectively evaluated for impairment	265	511	438	1,186	702	1,504	439	829	5,874
Total allowance for loan and lease losses	$265	$525	$438	$1,186	$765	$1,507	$439	$829	$5,954
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$789	$—	$2,754	$63	$26	$—	$—	$3,632
Collectively evaluated for impairment	31,927	99,226	44,029	153,468	80,708	36,281	31,568	69,982	547,189
Loans acquired with deteriorated credit quality	—	171	—	—	—	—	—	—	171
Total loans receivable	$31,927	$100,186	$44,029	$156,222	$80,771	$36,307	$31,568	$69,982	$550,992

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

•

Doubtful (Risk Grade 8): Loans classified as doubtful have all of the weaknesses found in substandard loans, with the added characteristic that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable or improbable. Serious problems exist such that partial loss of principal is likely; however, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Such pending factors may include proposed merger, acquisition or liquidation procedures, capital injection, perfection of liens on additional collateral and refinancing plans. Loans classified as doubtful may include loans to borrowers that have demonstrated a history of failing to live up to agreements. The Company did not have any loans classified as Doubtful (Risk Grade 8) as of March 31, 2021 or December 31, 2020.

•

Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Company did not have any loans classified as Loss (Risk Grade 9) as of March 31, 2021 or December 31, 2020.

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of March 31, 2021:

	March 31, 2021
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$47,929	$557	$5	$48,491
Secured by multi-family residential properties	51,639	2,541	—	54,180
Secured by non-farm, non-residential properties	180,533	8,852	4,241	193,626
Commercial and industrial loans	78,025	131	1,682	79,838
Total	$358,126	$12,081	$5,928	$376,135
As a percentage of total loans	95.22%	3.21%	1.58%	100.00%

	March 31, 2021
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$80,448	$1,901	$82,349
Consumer loans:
Direct consumer	26,844	154	26,998
Branch retail	31,026	49	31,075
Indirect sales	153,940	—	153,940
Total	$292,258	$2,104	$294,362
As a percentage of total loans	99.29%	0.71%	100.00%

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2020:

	December 31, 2020
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$36,719	$558	$5	$37,282
Secured by multi-family residential properties	54,326	—	—	54,326
Secured by non-farm, non-residential properties	170,338	8,572	5,618	184,528
Commercial and industrial loans	79,754	542	1,439	81,735
Total	$341,137	$9,672	$7,062	$357,871
As a percentage of total loans	95.33%	2.70%	1.97%	100.00%

	December 31, 2020
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$86,665	$2,191	$88,856
Consumer loans:
Direct consumer	29,679	109	29,788
Branch retail	31,816	278	32,094
Indirect sales	141,514	—	141,514
Total	$289,674	$2,578	$292,252
As a percentage of total loans	99.12%	0.88%	100.00%

The following table provides an aging analysis of past due loans by class as of March 31, 2021:

	As of March 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$48,491	$48,491	$—
Secured by 1-4 family residential properties	940	449	72	1,461	80,888	82,349	—
Secured by multi-family residential properties	—	—	—	—	54,180	54,180	—
Secured by non-farm, non-residential properties	412	—	—	412	193,214	193,626	—
Commercial and industrial loans	73	—	782	855	78,983	79,838	—
Consumer loans:
Direct consumer	173	111	133	417	26,581	26,998	—
Branch retail	81	49	48	178	30,897	31,075	—
Indirect sales	87	24	179	290	153,650	153,940	—
Total	$1,766	$633	$1,214	$3,613	$666,884	$670,497	$—
As a percentage of total loans	0.26%	0.09%	0.18%	0.54%	99.46%	100.00%

The following table provides an aging analysis of past due loans by class as of December 31, 2020:

	As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$37,282	$37,282	$—
Secured by 1-4 family residential properties	799	244	72	1,115	87,741	88,856	—
Secured by multi-family residential properties	—	—	—	—	54,326	54,326	—
Secured by non-farm, non-residential properties	287	—	1,337	1,624	182,904	184,528	—
Commercial and industrial loans	683	561	—	1,244	80,491	81,735	—
Consumer loans:
Direct consumer	257	191	214	662	29,126	29,788	—
Branch retail	176	61	144	381	31,713	32,094	—
Indirect sales	234	39	49	322	141,192	141,514	—
Total	$2,436	$1,096	$1,816	$5,348	$644,775	$650,123	$—
As a percentage of total loans	0.37%	0.17%	0.28%	0.82%	99.18%	100.00%

The following table provides an analysis of non-accruing loans by class as of March 31, 2021 and December 31, 2020:

	Loans on Non-Accrual Status
	March 31, 2021	December 31, 2020
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$5	$12
Secured by 1-4 family residential properties	1,055	1,248
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	1	1,340
Commercial and industrial loans	1,085	74
Consumer loans:
Direct consumer	136	219
Branch retail	49	144
Indirect sales	178	49
Total loans	$2,509	$3,086

COVID-19 Loan Deferments and Risk Identification

In accordance with section 4013 of the Coronavirus Aid, Relief and Economic Security (CARES) Act and interpretive guidance from banking regulators, the Company implemented initiatives to provide short-term payment relief to borrowers who were negatively impacted by COVID-19. As of March 31, 2021, loans that continued to be in pandemic-related deferment totaled $1.2 million, compared to $8.1 million as of December 31, 2020.

In addition, at the onset of the pandemic, management identified certain categories of loans that it believed to be at “high-risk” of potential default or credit loss due to the COVID-19 pandemic. The “high-risk” category, which includes loans collateralized by hotels/motels and dine-in restaurants, decreased to $12.1 million, or 1.8% of the loan portfolio, as of March 31, 2021, compared to $13.5 million, or 2.1% of the loan portfolio, as of December 31, 2020.

The spread of COVID-19 has created a global public health crisis that has resulted in widespread volatility and deterioration in household, business, economic and market conditions. Although loans in deferment status and loans in the “high-risk” category have decreased, the Company will continue to closely monitor the impact of changing economic circumstances on the Company’s loan portfolio.

Paycheck Protection Program

Sections 1102 and 1106 of the CARES Act added a new loan program administered by the Small Business Administration (“SBA”) entitled the Paycheck Protection Program (“PPP”). The PPP is intended to provide economic relief to small businesses throughout the United States that have been adversely impacted by COVID-19. PPP loans are 100% guaranteed by the SBA and are forgivable in whole, or in part, if the proceeds are used by the borrower for payroll and other permitted purposes in accordance with the requirements of the PPP (as discussed in greater detail below). If not forgiven in whole or in part, the loans carry a fixed interest rate of 1.00% per annum with payments deferred for 24 weeks from the date of the loan, plus another 10 months after the 24-week period. As compensation for originating a PPP loan, the Company receives lender processing fees from the SBA ranging from 1% to 5% of the original loan balance, depending on the size of the loan. Processing fees, net of origination costs, are deferred and amortized over the contractual life of the loan as interest income. Upon forgiveness of a loan by the SBA, any unrecognized net deferred fees will be recognized as interest income in that period.

PPP loans were initially originated for a term of two years; however, a June 5, 2020 amendment to the CARES Act (i) provided for a five-year minimum loan term for loans originated beginning on that date and (ii) permitted lenders and borrowers to amend loans previously issued under two-year terms to terms of five to ten years if mutually agreed upon by both the lender and the borrower. As of March 31, 2021, 154 PPP loans with an aggregate principal balance of $14.8 million remained outstanding. Of this amount, $9.6 million of the loans were originated under two-year terms, while $5.2 million of the loans were originated under five-year terms.

A borrower is eligible for forgiveness of principal and accrued interest on its PPP loan to the extent that the proceeds were used to cover eligible payroll costs, interest costs, rent and utility costs over a period of between eight and twenty-four weeks after the loan is made, as long as the borrower retains its employees and their compensation levels. The SBA began processing forgiveness payments during the fourth quarter of 2020. As of March 31, 2021, 76 of the Company’s borrowers had received PPP loan forgiveness. Amortized PPP loan fees, which are recognized in interest and fees on loans, totaled approximately $93 thousand for the three months ended March 31, 2021 and $161 thousand for the year ended December 31, 2020. As of March 31, 2021, the Company had approximately $387 thousand in remaining net deferred SBA PPP loan fees.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral. At the Bank, all loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. At management’s discretion, additional loans may be impaired based on homogeneous factors such as changes in the nature and volume of the portfolio, portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends and economic conditions that may affect the borrower’s ability to pay. At ALC, all loans of $50 thousand or more that are 90 days or more past due are identified for impairment analysis. As of both March 31, 2021 and December 31, 2020, there were $0.1 million of impaired loans with no related allowance recorded at ALC. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

As of March 31, 2021, the carrying amount of the Company’s impaired loans consisted of the following:

	March 31, 2021
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	863	863	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	4,237	4,237	—
Commercial and industrial	508	508	—
Direct consumer	—	—	—
Total loans with no related allowance recorded	$5,608	$5,608	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	18	18	11
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	59	59	60
Direct consumer	23	23	1
Total loans with an allowance recorded	$100	$100	$72
Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	881	881	11
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	4,237	4,237	—
Commercial and industrial	567	567	60
Direct consumer	23	23	1
Total impaired loans	$5,708	$5,708	$72

As of December 31, 2020, the carrying amount of the Company’s impaired loans consisted of the following:

	December 31, 2020
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	885	885	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	5,594	5,594	—
Commercial and industrial	530	530	—
Direct consumer	—	—	—
Total loans with no related allowance recorded	$7,009	$7,009	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	18	18	12
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	60	60	61
Direct consumer	24	24	1
Total loans with an allowance recorded	$102	$102	$74
Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	903	903	12
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	5,594	5,594	—
Commercial and industrial	590	590	61
Direct consumer	24	24	1
Total impaired loans	$7,111	$7,111	$74

The average net investment in impaired loans and interest income recognized and received on impaired loans during the three months ended March 31, 2021 and the year ended December 31, 2020 were as follows:

	Three Months Ended March 31, 2021
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	911	2	2
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	4,270	101	68
Commercial and industrial	477	22	21
Direct consumer	23	1	1
Total	$5,681	$126	$92

	Year Ended December 31, 2020
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	923	10	10
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,467	28	28
Commercial and industrial	118	7	7
Direct consumer	25	1	2
Total	$3,533	$46	$47

Loans on which the accrual of interest has been discontinued amounted to $2.5 million and $3.1 million as of March 31, 2021 and December 31, 2020. If interest on those loans had been accrued, there would have been $28 thousand and $161 thousand of interest accrued for the periods ended March 31, 2021 and December 31, 2020, respectively. Interest income related to these loans for the three months ended March 31, 2021 and the year ended December 31, 2020 was $5 thousand and $42 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were no loans modified with concessions granted during the three-month period ended March 31, 2021 or the year ended December 31, 2020. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. The Company did not have any non-accruing loans that were previously restructured and that remained on non-accrual status as of both March 31, 2021 and December 31, 2020. For both the three months ended March 31, 2021 and the year ended December 31, 2020, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides, as of March 31, 2021 and December 31, 2020, the number of loans remaining in each loan category that the Company had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	March 31, 2021			December 31, 2020
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	1	$107	$—	1	$107	$—
Secured by 1-4 family residential properties	2	59	12	2	59	12
Commercial loans	2	116	37	2	116	39
Total	5	$282	$49	5	$282	$51

As of March 31, 2021 and December 31, 2020, no loans that previously had been modified in a troubled debt restructuring had defaulted subsequent to modification.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan and lease losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan and lease losses. This evaluation resulted in an allowance for loan and lease losses attributable to such restructured loans of $1 thousand as of both March 31, 2021 and December 31, 2020.

5.	OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
	(Dollars in Thousands)
Beginning balance	$949	$1,078
Additions (1)	—	18
Sales proceeds	—	(37)
Gross gains	—	5
Gross losses	—	—
Net gains	—	5
Impairment	(7)	(10)
Ending balance	$942	$1,054

(1)	Additions to other real estate owned (“OREO”) include transfers from loans, other assets and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was $21 thousand and $0.1 million as of March 31, 2021 and 2020, respectively. In addition, the Company did not hold any consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of March 31, 2021 and held $0.1 million of these loans as of March 31, 2020.

Repossessed Assets

In addition to the other real estate and other assets acquired in foreclosure, the Company also acquires assets through the repossession of the underlying collateral of loans in default. The following table summarizes repossessed asset activity as of the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
	(Dollars in Thousands)
Beginning balance	$245	$256
Transfers from loans	400	317
Sales proceeds	(262)	(153)
Gross gains	—	—
Gross losses	(45)	(166)
Net losses	(45)	(166)
Impairment	—	—
Ending balance	$338	$254

Repossessed assets are included in Other Assets in the Company’s balance sheet.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $7.4 million of goodwill as a result of its acquisition of The Peoples Bank (“TPB”) in 2018. Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2021 or the year ended December 31, 2020.

Goodwill is tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the implied fair value of goodwill is lower than its carrying amount, impairment is indicated, and goodwill must be written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill totaled $7.4 million as of both March 31, 2021 and December 31, 2020.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $2.0 million were recorded during 2018 as part of the TPB acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) as of March 31, 2021 were as follows:

March 31, 2021
(Dollars in Thousands)
Goodwill	$7,435
Core deposit intangible:
Gross carrying amount	2,048
Accumulated amortization	(1,164)
Core deposit intangible, net	884
Total	$8,319

The Company’s estimated remaining amortization expense on intangibles as of March 31, 2021 was as follows:

Amortization Expense
(Dollars in Thousands)
2021	250
2022	268
2023	195
2024	122
2025	49
Total	$884

The net carrying amount of the Company’s core deposit premiums is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use and eventual disposition. That assessment is based on the carrying amount of the intangible assets subject to amortization at the date on which it is tested for recoverability. Intangible assets subject to amortization are tested by the Company for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

7.	BORROWINGS

Short-Term Borrowings

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, and short-term FHLB advances with original maturities of one year or less:

•

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both March 31, 2021 and December 31, 2020, there were no federal funds purchased outstanding.

•

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of both March 31, 2021 and December 31, 2020 totaled $17 thousand.

•

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of both March 31, 2021 and December 31, 2020, the Bank had $10.0 million in outstanding FHLB advances with original maturities of less than one year.

Long-Term Borrowings

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both March 31, 2021 and December 31, 2020, the Company did not have any long-term FHLB advances outstanding.

Available Credit

As an additional funding source, the Company has available unused lines of credit with correspondent banks, the Federal Reserve and the FHLB. Certain of these funding sources are subject to underlying collateral. As of March 31, 2021 and December 31, 2020, the Company’s available unused lines of credit consisted of the following:

Available Lines of Credit	Collateral Requirements	March 31, 2021	December 31, 2020
Correspondent banks	None	$44.8 million	$44.8 million
Federal Reserve (discount window)	Subject to collateral	$1.4 million	$1.6 million
FHLB advances (1)	Subject to collateral	$217.1 million	$225.8 million

(1)

These amounts represent the total remaining credit the Company has from the FHLB, but this credit can only be utilized to the extent that underlying collateral exists. Assets pledged (including loans and investment securities) associated with FHLB advances and letters of credit totaled $59.0 million and $36.1 million as of March 31, 2021 and December 31, 2020, respectively. The Company’s collateral exposure with the FHLB in the form of advances and letters of credit was $40.0 million and $20.0 million as of March 31, 2021 and December 31, 2020, respectively, leaving an excess of collateral of $19.0 million and $16.1 million available to utilize for additional credit as of the respective dates.

8.	INCOME TAXES

The provision for income taxes was $0.3 million for both of the three-month periods ended March 31, 2021 and 2020. The Company’s effective tax rate was 22.0% and 23.6%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $1.8 million and $2.0 million as of March 31, 2021 and December 31, 2020, respectively. The decrease in the net deferred tax asset resulted primarily from the impact of changes in the fair value of securities available-for-sale, combined with reductions in net operating loss carryforwards and other book-to-tax temporary differences.

9.	DEFERRED COMPENSATION PLANS

The Company has entered into supplemental retirement compensation benefits agreements with certain directors and former executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.3 million as of both March 31, 2021 and December 31, 2020.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of March 31, 2021 and December 31, 2020, a total of 114,257 and 111,419 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

10.	STOCK AWARDS

In accordance with the Company’s 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Stock-based compensation expense related to stock awards totaled $0.1 million for both of the three-month periods ended March 31, 2021 and 2020.

Stock Options

Stock option awards have been granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms.

The Company recognizes the cost of services received in exchange for stock option awards based on the grant date fair value of the award, with compensation expense recognized on a straight-line basis over the award’s vesting period. The fair value of outstanding awards was determined using the Black-Scholes option pricing model based on the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company did not grant any stock option awards during the three months ended March 31, 2021.

2020
Risk-free interest rate	1.24%
Expected term (in years)	7.5
Expected stock price volatility	28.9%
Dividend yield	1.25%
Fair value of stock option	3.34

The following table summarizes the Company’s stock option activity for the periods presented.

	Three Months Ended
	March 31, 2021		March 31, 2020
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	421,000	$9.79	412,800	$9.72
Granted	—	—	10,200	11.95
Exercised	—	—	666	10.75
Expired	—	—	—	—
Forfeited	—	—	334	10.75
Options outstanding, end of period	421,000	$9.79	422,000	$9.77
Options exercisable, end of period	396,095	$9.74	352,517	$9.58

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was approximately $0.3 million and zero as of March 31, 2021 and 2020, respectively.

Restricted Stock

During the three months ended March 31, 2021 and 2020, respectively, 37,930 shares and 24,160 shares of restricted stock were granted. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

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

The following table provides a summary of the components of lease income and expense, as well as the reporting location in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020:

	Location in the Condensed	Three Months Ended
	Consolidated Statements of Operations	March 31, 2021	March 31, 2020
		(Dollars in Thousands)
Operating lease expense (1)	Net occupancy and equipment	$209	$211
Operating lease income (2)	Lease income	$209	$212

(1)	Includes short-term lease costs. For the three-month periods ended March 31, 2021 and 2020, short-term lease costs were nominal in amount.
(2)	Operating lease income includes rental income from owned properties.

The following table provides supplemental lease information for operating leases on the Condensed Consolidated Balance Sheet as of March 31, 2021:

	Location in the Condensed
	Consolidated Balance Sheet	March 31, 2021
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$2,913
Operating lease liabilities	Other liabilities	$2,973
Weighted-average remaining lease term (in years)		5.74
Weighted-average discount rate		3.08%

The following table provides supplemental lease information for the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$176	$188

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of March 31, 2021:

Minimum Rental Payments
(Dollars in Thousands)
2021	$504
2022	607
2023	472
2024	438
2025	339
2026 and thereafter	937
Total future minimum lease payments	$3,297
Less: Imputed interest	324
Total operating lease liabilities	$2,973

12.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges

The Bank has entered into forward interest rate swap contracts on certain variable-rate money market deposit accounts (indexed to the Federal Funds effective rate’s daily weighted average). The money market account balances are expected to exceed the notional amount for the duration of the hedges and the rates on these deposits are anticipated to move closely with changes in one-month LIBOR, or a comparable benchmark interest rate. The Bank has also entered into a forward interest rate swap contract on a variable-rate FHLB advance (indexed to one-month LIBOR) that will be renewed on a monthly basis and will remain outstanding until the hedge expiration. These interest rate swaps were designated as derivative instruments in cash flow hedges with the objective of converting the floating interest payments to a fixed rate. Under the swap arrangements, the Bank pays a fixed interest rate and receives a variable interest rate based on one-month LIBOR, or a comparable benchmark interest rate, on the notional amount, with monthly net settlements. There were no gains or losses reclassified from other comprehensive income (loss) for cash flow hedges for the three months ended March 31, 2021 and 2020.

Fair Value Hedges

The Bank has entered into forward interest rate swap contracts on fixed rate commercial real estate loans. The interest rate swaps were designated as derivative instruments in fair value hedges with the objective of effectively converting pools of fixed rate assets to variable rate throughout the hedge durations. Under the swap arrangements, the Bank pays a fixed interest rate and receives a variable interest rate based on one-month LIBOR, or a comparable benchmark interest rate, on the notional amount, with monthly net settlements. The Bank recognized no gains or losses on the fair value hedges for the three months ended March 31, 2021 and 2020.

Presentation

The Company has elected to offset derivative fair value amounts under master netting agreements, given that all of the Company’s hedges are with the same counterparty.

The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Consolidated Balance Sheets on a net basis.

	As of March 31, 2021		As of December 31, 2020
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	Amount	Gain (Loss) (1)	Amount	Gain (Loss) (1)
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to fixed rate commercial real estate loans	$20,000	$(574)	$20,000	$(837)
Total fair value hedges		(574)		(837)
Cash flow hedges:
Interest rate swaps related to variable-rate money market deposit accounts	20,000	(832)	20,000	(1,337)
Interest rate swaps related to FHLB advances	10,000	(295)	10,000	(436)
Total cash flow hedges		(1,127)		(1,773)
Total hedges designated as hedging instruments, net		$(1,701)		$(2,610)

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.

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

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

Location in the Condensed Consolidated Balance Sheet in Which the Hedged	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Item is Included	March 31, 2021
	(Dollars in Thousands)
Loans and leases, net of allowance for loan and lease losses (1)	$45,907	$(574)

(1)

These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of March 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $45.3 million, the cumulative basis adjustments associated with these hedging relationships was $0.6 million, and the amounts of the designated hedged items were $20 million.

The following table presents the effect of hedging derivative instruments on the Company’s Consolidated Statements of Income.

	Location in the Condensed	Three Months Ended
	Consolidated Statements of Operations	March 31, 2021	March 31, 2020
		(Dollars in Thousands)
Interest income	Interest and fees on loans	$(61)	$9
Interest expense	Interest on deposits	31	(6)
Interest expense	Interest on short-term borrowings	81	11
	Net interest income (expense)	$(173)	$4

13.	SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of Bancshares: the Bank and ALC. The reportable segments were determined using the internal management reporting system. These segments comprise Bancshares’ and the Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2020. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the tables below.

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended March 31, 2021:
Net interest income	$7,088	$1,973	$3	$—	$9,064
Provision for loan and lease losses	305	96	—	—	401
Total non-interest income	824	150	1,296	(1,319)	951
Total non-interest expense	6,277	1,838	409	(128)	8,396
Income before income taxes	1,330	189	890	(1,191)	1,218
Provision for income taxes	284	48	(64)	—	268
Net income	$1,046	$141	$954	$(1,191)	$950
Other significant items:
Total assets	$929,571	$52,393	$93,259	$(148,688)	$926,535
Total investment securities	75,702	—	81	—	75,783
Total loans, net	653,688	49,825	—	(44,283)	659,230
Goodwill and core deposit intangible, net	8,319	—	—	—	8,319
Investment in subsidiaries	—	—	87,345	(87,345)	—
Fixed asset additions	118	4	—	—	122
Depreciation and amortization expense	421	24	—	—	445
Total interest income from external customers	7,442	2,403	—	—	9,845
Total interest income from affiliates	430	—	2	(432)	—

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended March 31, 2020:
Net interest income	$6,480	$2,400	$6	$—	$8,886
Provision for loan and lease losses	248	332	—	—	580
Total non-interest income	1,094	237	1,234	(1,268)	1,297
Total non-interest expense	6,156	2,169	356	(187)	8,494
Income before income taxes	1,170	136	884	(1,081)	1,109
Provision for income taxes	274	51	(63)	—	262
Net income	$896	$85	$947	$(1,081)	$847
Other significant items:
Total assets	$791,302	$61,503	$89,897	$(154,137)	$788,565
Total investment securities	109,998	—	81	—	110,079
Total loans, net	535,188	58,074	—	(53,577)	539,685
Goodwill and core deposit intangible, net	8,715	—	—	—	8,715
Investment in subsidiaries	—	—	83,680	(83,680)	—
Fixed asset additions	219	14	—	—	233
Depreciation and amortization expense	366	33	—	—	399
Total interest income from external customers	7,257	3,140	—	—	10,397
Total interest income from affiliates	740	—	6	(746)	—

14.	OTHER OPERATING INCOME AND EXPENSE

Other Operating Income

Other operating income for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in Thousands, Except Per Share Data)
Bank-owned life insurance	$108	$108
Auto Club revenue	19	35
ATM fee income	136	100
Wire transfer fees	14	13
Gain on sales of premises and equipment and other assets	71	115
Other income	$348	$371

All of the Company’s revenue that is subject to ASU 2014-09, Revenue from Contracts with Customers, codified at ASC Topic 606, is included in non-interest income; however, not all non-interest income is subject to ASC Topic 606. Revenue earned by the Company that is subject to ASC Topic 606 primarily consists of service and other charges on deposit accounts, mortgage fees from secondary market transactions at the Bank, ATM fee income and other non-interest income. Revenue generated from these sources for the three-month periods ended March 31, 2021 and 2020 was $0.5 million and $0.7 million, respectively. All sources of the Company’s revenue subject to ASC Topic 606 are transaction-based, and revenue is recognized at the time at which the transaction is executed, which is the same time at which the Company’s performance obligation is satisfied. The Company had no contract liabilities or unsatisfied performance obligations with customers as of March 31, 2021.

Other Operating Expense

Other operating expense for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in Thousands, Except Per Share Data)
Postage, stationery and supplies	$215	$214
Telephone/data communication	232	223
Advertising and marketing	29	44
Travel and business development	28	126
Collection and recoveries	46	85
Other services	64	91
Insurance expense	163	162
FDIC insurance and state assessments	153	80
Loss on sales of premises and equipment and other assets	32	166
Core deposit intangible amortization	91	110
Other real estate/foreclosure expense, net	7	19
Other expense	561	342
Total	$1,621	$1,662

15.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

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

	March 31, 2021	December 31, 2020
	(Dollars in Thousands)
Standby letters of credit	$—	$180
Standby performance letters of credit	$580	$580
Commitments to extend credit	$139,842	$118,699

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of March 31, 2021 and December 31, 2020, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates accrued liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies’ incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both March 31, 2021 and December 31, 2020. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the three months ended March 31, 2021 or the year ended December 31, 2020.

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

The following tables present assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

	Fair Value Measurements as of March 31, 2021 Using
	Totals At March 31, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$26,541	$—	$26,541	$—
Commercial	36,855	—	36,855	—
Obligations of states and political subdivisions	3,855	—	3,855	—
Corporate notes	2,772	—	2,772	—
U.S. Treasury securities	81	—	81	—
Other liabilities - derivatives	1,701	—	1,701	—

	Fair Value Measurements as of December 31, 2020 Using
	Totals At December 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$25,537	$—	$25,537	$—
Commercial	41,487	—	41,487	—
Obligations of states and political subdivisions	5,108	—	5,108	—
Corporate notes	2,784	—	2,784	—
U.S. Treasury securities	10,077	—	10,077	—
Other liabilities - derivatives	2,610	—	2,610	—

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

As of March 31, 2021 and December 31, 2020, included within OREO were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Bank that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

The following table presents the balances of impaired loans, OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020:

	Fair Value Measurements as of March 31, 2021 Using
	Totals At March 31, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$28	$—	$—	$28
OREO and other assets held-for-sale	942	—	—	942

	Fair Value Measurements as of December 31, 2020 Using
	Totals At December 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$28	$—	$—	$28
OREO and other assets held-for-sale	949	—	—	$949

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2021. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of March 31, 2021 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value March 31, 2021	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$28	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

OREO and other assets held-for-sale	$942	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

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

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$125,867	$125,867	$125,867	$—	$—
Investment securities available-for-sale	70,104	70,104	—	70,104	—
Investment securities held-to-maturity	5,679	5,795	—	5,795	—
Federal funds sold	84	84	—	84	—
Federal Home Loan Bank stock	870	870	—	—	870
Loans, net of allowance for loan and lease losses	659,230	666,431	—	—	666,431
Liabilities:
Deposits	818,043	819,341	—	819,341	—
Short-term borrowings	10,017	10,017	—	10,017	—
Other liabilities - derivatives	1,701	1,701	—	1,701	—

	December 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$94,415	$94,415	$94,415	$—	$—
Investment securities available-for-sale	84,993	84,993	—	84,993	—
Investment securities held-to-maturity	6,429	6,559	—	6,559	—
Federal funds sold	85	85	—	85	—
Federal Home Loan Bank stock	1,135	1,135	—	—	1,135
Loans, net of allowance for loan and lease losses	638,374	650,107	—	—	650,107
Liabilities:
Deposits	782,212	784,574	—	784,574	—
Short-term borrowings	10,017	10,017	—	10,017	—
Other liabilities - derivatives	2,610	2,610	—	2,610	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares” and, together with its subsidiaries, the “Company”), is a bank holding company with its principal offices in Birmingham, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of March 31, 2021, the Bank operated and served its customers through 19 banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill and Ewing, Virginia. In addition, the Bank operates loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area. The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals. The Bank also performs indirect lending through third-party retailers and currently conducts this lending in 11 states, including Alabama, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

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

Delivery of the best possible financial services to customers remains an overall operational focus of the Company. The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 265 full-time equivalent employees (as of March 31, 2021), to ensure customer satisfaction and convenience.

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general banking practices. These estimates include accounting for the allowance for loan and lease losses, the right-of-use asset and lease liability, the value of other real estate owned and certain collateral-dependent loans, consideration related to goodwill impairment testing and deferred tax asset valuation. A description of these estimates, which significantly affect the determination of the Company’s consolidated financial position, results of operations and cash flows, is set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2020.

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of March 31, 2021 to December 31, 2020, while comparing income and expense for the three-month periods ended March 31, 2021 and 2020.

All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2020. As used in the following discussion, the words “we,” “us,” “our” and the “Company” refer to Bancshares and its consolidated subsidiaries, unless the context indicates otherwise.

RECENT MARKET CONDITIONS: COVID-19 PANDEMIC

The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity and other economic activities have had, are currently having, and may for some time continue to have a destabilizing effect on financial markets and economic activity. The extent of the impact of COVID-19 on the Company’s operational and financial performance is currently uncertain, cannot be predicted and will depend on certain developments, including, among others, the spread of COVID-19 and its variants, vaccination efforts, the duration of the pandemic, its impact on our customers, employees and vendors, and the continued governmental, regulatory and private sector responses, which may be precautionary, to COVID-19.

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

In light of the changing economic outlook as a result of COVID-19, the Federal Reserve reduced the target federal funds rate by 150 basis points. These reductions in interest rates and other economic uncertainties that have arisen as a result primarily of the COVID-19 pandemic have and are likely to continue to negatively impact net interest income, provisions for loan losses and noninterest income. Additional negative financial impacts could occur; however, the ultimate potential impact is not known at this time.

Response to the COVID-19 Pandemic and the CARES Act

Loan Deferments and Credit Risk Identification

In accordance with section 4013 of the Coronavirus Aid, Relief and Economic Security (CARES) Act and interpretive guidance from banking regulators, in 2020, the Company implemented initiatives to provide short-term payment relief to borrowers who were negatively impacted by COVID-19. As of March 31, 2021, loans that continued to be in pandemic-related deferment totaled $1.2 million, compared to $8.1 million as of December 31, 2020, $18.4 million as of September 30, 2020 and $95.2 million as of June 30, 2020. Management believes that the decrease in deferred loans over the past three quarters is indicative of the strength of the credit quality within the portfolio.

In addition, at the onset of the pandemic, management identified certain categories of loans that it believed to be at “high-risk” of potential default or credit loss due to the COVID-19 pandemic. The “high-risk” category, which includes loans collateralized by hotels/motels and dine-in restaurants, decreased to $12.1 million, or 1.8% of the loan portfolio, as of March 31, 2021 compared to $13.5 million, or 2.1% of the loan portfolio, as of December 31, 2020.

The spread of COVID-19 has created a global public health crisis that has resulted in widespread volatility and deterioration in household, business, economic and market conditions. Although loans in deferment status and loans in the “high-risk” category have decreased, the Company will continue to closely monitor the impact of changing economic circumstances on the Company’s loan portfolio.

Paycheck Protection Program

Sections 1102 and 1106 of the CARES Act added a new loan program administered by the Small Business Administration (“SBA”) entitled the Paycheck Protection Program (“PPP”). The PPP is intended to provide economic relief to small businesses throughout the United States that have been adversely impacted by COVID-19. PPP loans are 100% guaranteed by the SBA and are forgivable in whole, or in part, if the proceeds are used by the borrower for payroll and other permitted purposes in accordance with the requirements of the PPP (as discussed in greater detail below). If not forgiven in whole or in part, the loans carry a fixed interest rate of 1.00% per annum with payments deferred for 24 weeks from the date of the loan, plus another 10 months after the 24-week period. As compensation for originating a PPP loan, the Company receives lender processing fees from the SBA ranging from 1% to 5% of the original loan balance, depending on the size of the loan. Processing fees, net of origination costs, are deferred and amortized over the contractual life of the loan as interest income. Upon forgiveness of a loan by the SBA, any unrecognized net deferred fees will be recognized as interest income in that period.

PPP loans were initially originated for a term of two years; however, a June 5, 2020 amendment to the CARES Act (i) provided for a five-year minimum loan term for loans originated beginning on that date and (ii) permitted lenders and borrowers to amend loans previously issued under two-year terms to terms of five to ten years if mutually agreed upon by both the lender and the borrower. As of March 31, 2021, 154 PPP loans with an aggregate principal balance of $14.8 million remained outstanding. Of this amount, $9.6 million of the loans were originated under two-year terms, while $5.2 million of the loans were originated under five-year terms.

A borrower is eligible for forgiveness of principal and accrued interest on its PPP loan to the extent that the proceeds were used to cover eligible payroll costs, interest costs, rent and utility costs over a period of between eight and twenty-four weeks after the loan is made, as long as the borrower retains its employees and their compensation levels. The SBA began processing forgiveness payments during the fourth quarter of 2020. As of March 31, 2021, 76 of the Company’s borrowers had received PPP loan forgiveness. Amortized PPP loan fees, which are recognized in interest and fees on loans, totaled approximately $93 thousand for the three months ended March 31, 2021 and $161 thousand for the year ended December 31, 2020. As of March 31, 2021, the Company had approximately $387 thousand in remaining net deferred SBA PPP loan fees.

EXECUTIVE OVERVIEW

First Quarter 2021 Earnings Highlights

The Company earned net income of $950 thousand, or $0.14 per diluted common share, during the three months ended March 31, 2021, compared to $847 thousand, or $0.13 per diluted common share, for the three months ended March 31, 2020.

Summarized condensed consolidated statements of operations are included below for the three-month periods ended March 31, 2021 and 2020, respectively.

	Three Months Ended
	March 31,	March 31,
	2021	2020
	(Dollars in Thousands)
Interest income	$9,845	$10,397
Interest expense	781	1,511
Net interest income	9,064	8,886
Provision for loan and lease losses	401	580
Net interest income after provision for loan and lease losses	8,663	8,306
Non-interest income	951	1,297
Non-interest expense	8,396	8,494
Income before income taxes	1,218	1,109
Provision for income taxes	268	262
Net income	$950	$847

The following discussion summarizes the most significant activity that drove changes in the Company’s net income during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

Net Interest Income

Net interest income increased $0.2 million comparing the first quarter of 2021 to the first quarter of 2020. Although average total loans increased $104.8 million comparing the three months ended March 31, 2021 to the three months ended March 31, 2020, interest income decreased $0.5 million comparing the two periods. The decrease in interest income is primarily due to margin compression, which has remained a challenge for the Company due in part to the interest rate environment that has persisted since the onset of the COVID-19 pandemic. In response to the interest rate environment, management has continued to reprice deposit liabilities at lower rates upon maturity. Due to these repricing efforts, annualized average total funding costs decreased to 0.39% for the first quarter of 2021, compared to 0.87% for the first quarter of 2020, which resulted in a reduction in interest expense of $0.7 million comparing the first quarter of 2021 to the first quarter of 2020.

Management expects the current lower interest rate environment, coupled with substantial growth in investable cash balances, to continue to put pressure on net interest income and margin. Accordingly, the Company will remain focused on deploying investable cash balances into loans that meet the Company’s established credit standards, while at the same time seeking to reduce interest expense through continued liability repricing.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $0.4 million during the first quarter of 2021, compared to $0.6 million during the first quarter of 2020. The decrease in provisioning comparing the periods was due in part to improvement in the credit quality of the loan portfolio resulting from reductions in ALC’s consumer-related portfolio. As of March 31, 2021, total loans at ALC, which contain the highest charge-off rates in the Company’s loan portfolio, were reduced by $9.9 million compared to March 31, 2020. The loan volume reductions at ALC led to lower credit losses, but also contributed to margin compression as the mix of higher interest-earning loans decreased relative to the earlier quarters.

In addition to changes in the credit quality mix of the Company’s loan portfolio, the overall economic outlook in the markets served by the Company continued to improve during the first quarter of 2021 compared to the prior fiscal year, including reductions in COVID-19-related deferments. Although a measure of economic uncertainty continues to exist, management believes that the allowance, which was calculated under an incurred loss model, was sufficient to absorb losses in the Company’s loan portfolio based on circumstances existing as of March 31, 2021. The Company will continue to closely monitor the impact of changing economic circumstances on the Company’s loan portfolio. In accordance with relevant accounting guidance for smaller reporting companies, the Company has not yet adopted the Current Expected Credit Loss (CECL) accounting model for the calculation of credit losses and is currently evaluating the impact that adopting CECL will have on the Company’s financial statements. Due to its classification as a smaller reporting company by the Securities and Exchange Commission, the Company is not required to implement the CECL model until January 1, 2023; however, early adoption is permissible.

Non-interest Income

Non-interest income totaled $1.0 million and $1.3 million for the three-month periods ended March 31, 2021 and 2020, respectively. The decreases resulted primarily from reductions in service charges and related fees on the Bank’s deposit accounts, as well as reductions in secondary market mortgage revenues. The decrease in service charges is consistent with changes in deposit customer behaviors since the onset of the pandemic. The reduction in secondary market mortgage fees resulted from the discontinuance of the Bank’s mortgage division that became effective in the fourth quarter of 2020. Although the discontinuance resulted in a reduction in non-interest income, non-interest expense, primarily salaries and benefits, was reduced commensurately.

Non-interest Expense

Non-interest expense decreased $0.1 million comparing the first quarter of 2021 to the first quarter of 2020 due primarily to reductions in salaries and employee benefits. A portion of the expense reduction was associated with the discontinuation of the secondary mortgage marketing division.

Provision for Income Taxes

The Company’s effective tax rate was 22.0% for the three months ended March 31, 2021, a reduction from 23.6% for the three months ended March 31, 2020.

Balance Sheet Management

The Company’s asset base increased during the first quarter of 2021. As of March 31, 2021, assets totaled $926.5 million, compared to $890.5 million as of December 31, 2020.  The discussion below presents significant balance sheet components comparing March 31, 2021 to December 31, 2020.

Loans and Credit Quality

Total loans increased by $20.4 million as of March 31, 2021 compared to December 31, 2020. The increase was distributed primarily between real estate lending and indirect lending, which netted growth of $13.7 million and $12.4 million, respectively. Growth in real estate lending was split between construction and non-residential real estate, partially offset by a reduction in single family residential lending. Growth in the indirect portfolio continued to be focused on consumer loans secured by collateral that includes recreational vehicles, campers, boats, horse trailers and cargo trailers. The Company does not originate auto loans in its indirect portfolio.

Aside from indirect lending, other consumer loan categories decreased during the first quarter of 2021. The direct consumer and branch retail categories, which consist primarily of loans at ALC, decreased by a total of $3.8 million during the first quarter of 2021. The Bank’s commercial and industrial (“C&I”) portfolio also decreased during the period by $4.8 million. However, the Bank continued to participate in the PPP program, which contributed $2.9 million in loan growth during the first quarter of 2021, which partially offset reductions in C&I.

Non-performing assets, including loans in non-accrual status and other real estate owned (OREO), decreased to $3.5 million as of March 31, 2021, compared to $4.0 million as of December 31, 2020. As a percentage of total assets, non-performing assets improved to 0.37% as of March 31, 2021, compared to 0.45% as of December 31, 2020.

Investment Securities

The investment securities portfolio continues to provide the Company with additional liquidity and allows management to fund a portion of loan growth from the maturity and payoff of securities within the portfolio. As of March 31, 2021, the investment securities portfolio totaled $75.8 million, compared to $91.4 million as of December 31, 2020. Management monitors its liquidity position, including forecasted expectations related to loan growth, when making determinations about whether to re-invest in the securities portfolio.

Deposits and Borrowings

Deposits totaled $818.0 million as of March 31, 2021, compared to $782.2 million as of December 31, 2020. The deposit growth reflected the impact of the pandemic on both business and consumer deposit holders, including preferences for liquidity, loan payment deferments, tax payment deferments, government stimulus receipts and generally lower consumer spending. Of the total increase in deposits, $12.7 million represented non-interest-bearing deposits, while $23.1 million were interest-bearing.

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

During the first quarter of 2021, the Bank continued to maintain capital ratios at higher levels than the ratios required to be considered a “well-capitalized” institution under applicable banking regulations. As of March 31, 2021, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 11.42%. Its total capital ratio was 12.50%, and its Tier 1 leverage ratio was 8.73%.

Cash Dividend

The Company declared a cash dividend of $0.03 per share on its common stock in the first quarter of 2021, which is consistent with the Company’s dividend declaration for each quarter of 2020.

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

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three-month periods ended March 31, 2021 and 2020. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Total loans (Note A)	$652,886	$9,490	5.89%	$548,107	$9,639	7.07%
Taxable investment securities	83,151	306	1.49%	104,123	531	2.05%
Tax-exempt investment securities	3,522	16	1.84%	1,191	10	3.38%
Federal Home Loan Bank stock	1,106	9	3.30%	1,137	14	4.95%
Federal funds sold	84	—	0.00%	12,663	42	1.33%
Interest-bearing deposits in banks	95,303	24	0.10%	52,026	161	1.24%
Total interest-earning assets	836,052	9,845	4.78%	719,247	10,397	5.81%
Non-interest-earning assets:
Other assets	68,838			73,405
Total	$904,890			$792,652
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$225,152	$139	0.25%	$169,424	$175	0.42%
Savings deposits	174,678	145	0.34%	165,419	313	0.76%
Time deposits	238,659	459	0.78%	238,234	987	1.67%
Total interest-bearing deposits (Note B)	638,489	743	0.47%	573,077	1,475	1.04%
Borrowings	10,016	38	1.54%	10,121	36	1.43%
Total interest-bearing liabilities	648,505	781	0.49%	583,198	1,511	1.04%
Non-interest-bearing liabilities:
Demand deposits	159,208			114,239
Other liabilities	9,720			10,494
Shareholders’ equity	87,457			84,721
Total	$904,890			$792,652
Net interest income (Note C)		$9,064			$8,886
Net interest margin			4.40%			4.97%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $2.5 million and $3.7 million for the three months ended March 31, 2021 and 2020, respectively.

Note B	—

The annualized rate on total average funding costs, including total average interest-bearing liabilities and average non-interest-bearing demand deposits, was 0.39% and 0.87% for the three-month periods ended March 31, 2021 and 2020, respectively.

Note C	—	Loan fees are included in the interest amounts presented. Loan fees totaled $0.5 million for both of the three-month periods ended March 31, 2021 and 2020.

The following table summarizes the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Compared to			Compared to
	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:			Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$1,843	$(1,992)	$(149)	$681	$(715)	$(34)
Taxable investment securities	(107)	(118)	(225)	(237)	(26)	(263)
Tax-exempt investment securities	20	(14)	6	(7)	2	(5)
Federal Home Loan Bank stock	—	(5)	(5)	7	(4)	3
Federal funds sold	(42)	—	(42)	34	(36)	(2)
Interest-bearing deposits in banks	134	(271)	(137)	20	(135)	(115)
Total interest-earning assets	1,848	(2,400)	(552)	498	(914)	(416)
Interest expense on:
Demand deposits	58	(94)	(36)	—	(31)	(31)
Savings deposits	18	(186)	(168)	(10)	(138)	(148)
Time deposits	2	(530)	(528)	(63)	77	14
Borrowings	—	2	2	—	36	36
Total interest-bearing liabilities	78	(808)	(730)	(73)	(56)	(129)
Increase (decrease) in net interest income	$1,770	$(1,592)	$178	$571	$(858)	$(287)

Net interest margin was reduced by 57 basis points to 4.40% during the first quarter of 2021, compared to 4.97% during the first quarter of 2020. The reduction in net interest margin primarily resulted from the prevailing low interest rate environment and our asset-sensitive balance sheet. Since August 2019, the federal funds rate has been reduced by 225 basis points, including decreases totaling 150 basis points in March 2020 in response to the COVID-19 pandemic. Net interest margin was also affected by the decrease in higher interest-earning ALC consumer loans.

The Company’s average loan balance increased by $104.8 million comparing the first quarter of 2021 to the first quarter of 2020. However, as a result of declining yields, interest earned on loans decreased $149 thousand comparing the two periods. The growth in average loans over the course of 2020 was funded through growth in deposits combined with maturities, sales and pay-downs in the Company’s investment portfolio. The average balance of the investment portfolio (taxable and tax-exempt combined) was reduced by $18.6 million comparing the three months ended March 31, 2021 to the three months ended March 31, 2020. Based on this volume reduction, coupled with the reduced interest rate environment, interest earned on the investment portfolio declined by $0.2 million comparing the two periods.

The COVID-19 pandemic has reduced economic activity and increased liquidity for deposit customers, consequently increasing the Company’s cash balances during 2020 and the first quarter of 2021. In the current environment, the excess cash balances earn low yields, which has put downward pressure on net interest margin. Interest earned on excess cash balances (including federal funds sold and interest-bearing deposits in banks) decreased by $0.2 million comparing the three months ended March 31, 2021 and 2020, due primarily to the decrease in the federal funds rate.

In the current interest rate environment, management expects to further reduce interest expense as interest-bearing liabilities continue to reprice; however, economic uncertainty remains due to the COVID-19 pandemic. We expect that growth in net loan volume with loans of sufficient credit quality will enhance net income, particularly as resources are shifted from lower earning excess cash balances and federal funds sold into loan assets. However, there continues to be competitive pressure to generate loans of sufficient credit quality. Management is maintaining vigilance in the deployment of strategies to effectively manage risks associated with interest rate fluctuations. However, net interest income could continue to experience downward pressure as a result of the interest rate environment, as well as increased competition for quality loan and deposit funding opportunities.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $0.4 million for the three months ended March 31, 2021, compared to $0.6 million for the three months ended March 31, 2020. The decrease in provisioning comparing the periods was due in part to improvement in the credit quality of the loan portfolio resulting from reductions in ALC’s consumer-related portfolio. As of March 31, 2021, total loans at ALC, which contain the highest charge-off rates in the Company’s loan portfolio, were reduced by $9.9 million compared to March 31, 2020, which led to lower credit losses. However, due to increased provisioning throughout 2020 as a result of economic uncertainty and loan growth, the allowance as a percentage of total loans increased to 1.15% (excluding PPP loans, which are guaranteed by the SBA) as of March 31, 2021, compared to 1.09% as of March 31, 2020.

Management believes that the allowance for loan and lease losses as of March 31, 2021, which was calculated under an incurred loss model, was sufficient to absorb losses in the Company’s loan portfolio based on circumstances existing as of the balance sheet date. However, the economic environment as a result of the COVID-19 pandemic continues to contain a significant level of uncertainty. Management will continue to closely monitor circumstances associated with the Company’s loan portfolio, and should economic circumstances deteriorate further, additional loan loss provisioning may be required. In accordance with relevant accounting guidance for smaller reporting companies, the Company has not yet adopted the Current Expected Credit Loss (CECL) accounting model for the calculation of credit losses and is currently evaluating the impact that adopting CECL will have on the Company’s financial statements. Due to its classification as a smaller reporting company by the Securities and Exchange Commission, the Company is not required to implement the CECL model until January 1, 2023; however, early adoption is permissible.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$266	$434	$(168)	(38.7)%
Credit insurance commissions and fees	105	153	(48)	(31.4)%
Bank-owned life insurance	108	108	—	—
Mortgage fees from secondary market	23	127	(104)	(81.9)%
Lease income	209	212	(3)	(1.4)%
Other income	240	263	(23)	(8.7)%
Total non-interest income	$951	$1,297	$(346)	(26.7)%

Non-interest income at the Bank consists of service charges and other fees on deposit accounts; bank-owned life insurance; net gains on the sale and prepayment of investment securities; gains on the sale of premises and equipment and other assets; fees from the secondary market mortgage activities; lease income; and other non-interest income, which includes fee income generated by the Bank, such as ATM fees and real estate rental income. Non-interest income at ALC consists of credit insurance commissions and fees and other non-interest income generated for ancillary services, such as ALC’s auto club membership program. Non-interest income decreased by $0.3 million comparing the first quarter of 2021 to the first quarter of 2020. The decrease resulted primarily from reductions in service charges and related fees on the Bank’s deposit accounts, as well as reductions in secondary market mortgage revenues. The decrease in service charges is consistent with changes in deposit customer behaviors since the onset of the COVID-19 pandemic. The reduction in secondary market mortgage fees resulted from the discontinuance of the Bank’s mortgage division that became effective in the fourth quarter of 2020. Although the discontinuance resulted in a reduction in non-interest income, non-interest expense, primarily salaries and benefits, was reduced commensurately.

Certain categories of non-interest income are expected to provide a relatively stable source of revenues, while others may fluctuate significantly based on changes in economic conditions, regulation or other factors. Non-interest income is expected to remain below historic levels in the near-term due to the decline in economic activities resulting from the COVID-19 pandemic, as well as the discontinuance of the mortgage division.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$4,914	$5,136	$(222)	(4.3)%
Net occupancy and equipment expense	1,039	1,001	38	3.8%
Computer services	465	417	48	11.5%
Insurance expense and assessments	316	242	74	30.6%
Fees for professional services	357	278	79	28.4%
Postage, stationery and supplies	215	214	1	0.5%
Telephone/data communications	232	223	9	4.0%
Other real estate/foreclosure expense, net	7	19	(12)	(63.2)%
Other expense	851	964	(113)	(11.7)%
Total non-interest expense	$8,396	$8,494	$(98)	(1.2)%

Non-interest expense decreased $0.1 million comparing the first quarter of 2021 to the first quarter of 2020 due primarily to reductions in salaries and employee benefits. A portion of the expense reduction was associated with the discontinuation of the secondary mortgage marketing division beginning in the fourth quarter of 2020. In general, non-interest expense is expected to increase over time due to inflationary pressures; however, management continues to maintain vigilance in efforts to reduce these costs where opportunities to do so exist.

Provision for Income Taxes

The provision for income taxes was $0.3 million for both of the three-month periods ended March 31, 2021 and 2020. The Company’s effective tax rate was 22.0% and 23.6%, respectively, for the same periods.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 2.6 years and 2.2 years as of March 31, 2021 and December 31, 2020, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of March 31, 2021, available-for-sale securities totaled $70.1 million, or 92.5% of the total investment portfolio, compared to $85.0 million, or 93.0% of the total investment portfolio, as of December 31, 2020. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate bonds and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of March 31, 2021, held-to-maturity securities totaled $5.7 million, or 7.5% of the total investment portfolio, compared to $6.4 million, or 7.0% of the total investment portfolio, as of December 31, 2020. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of states and political subdivisions.

Loans and Allowance for Loan and Lease Losses

The tables below summarize loan balances by portfolio category at the end of each of the most recent five quarters as of March 31, 2021:

	Quarter Ended
	2021	2020
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$48,491	$37,282	$35,472	$31,384	$31,927
Secured by 1-4 family residential properties	82,349	88,856	95,147	93,010	100,186
Secured by multi-family residential properties	54,180	54,326	49,197	48,807	44,029
Secured by non-farm, non-residential properties	193,626	184,528	183,754	160,683	156,222
Commercial and industrial loans, including PPP loans	79,838	81,735	86,898	87,771	80,771
Consumer loans:
Direct consumer	26,998	29,788	30,048	33,299	36,307
Branch retail	31,075	32,094	33,145	33,000	31,568
Indirect sales	153,940	141,514	125,369	89,932	69,982
Total loans	$670,497	$650,123	$639,030	$577,886	$550,992
Less unearned interest, fees and deferred cost	3,792	4,279	4,240	5,401	5,353
Allowance for loan and lease losses	7,475	7,470	7,185	6,423	5,954
Net loans	$659,230	$638,374	$627,605	$566,062	$539,685

The tables below summarize changes in the allowance for loan and lease losses for each of the most recent five quarters as of March 31, 2021:

	Quarter Ended
	2021	2020
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Balance at beginning of period	$7,470	$7,185	$6,423	$5,954	$5,762
Charge-offs:
Real estate loans:
Construction, land development and other land loans	(21)	—	—	—	—
Secured by 1-4 family residential properties	(9)	(9)	(10)	(22)	(20)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Commercial and industrial loans, including PPP loans	—	—	—	—	—
Consumer loans:
Direct consumer	(348)	(274)	(385)	(470)	(492)
Branch retail	(130)	(95)	(58)	(79)	(142)
Indirect sales	(117)	(49)	(65)	(38)	—
Total charge-offs	(625)	(427)	(518)	(609)	(654)
Recoveries	229	243	234	228	266
Net charge-offs	(396)	(184)	(284)	(381)	(388)
Provision for loan and lease losses	401	469	1,046	850	580
Ending balance	$7,475	$7,470	$7,185	$6,423	$5,954
Ending balance as a percentage of loans (1)	1.12%	1.16%	1.13%	1.12%	1.09%
Net charge-offs as a percentage of average loans	0.25%	0.11%	0.19%	0.27%	0.28%

(1)

The allowance for loan and lease losses as a percentage of loans excluding PPP loans, which are guaranteed by the SBA, was 1.15% as of March 31, 2021, 1.18% as of December 31, 2020, 1.16% as of September 30, 2020 and 1.15% as of June 30, 2020.

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of March 31, 2021 were as follows:

	Quarter Ended
	2021	2020
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Non-accrual loans	$2,509	$3,086	$3,053	$3,415	$3,695
Other real estate owned	942	949	985	1,003	1,054
Total	$3,451	$4,035	$4,038	$4,418	$4,749
Nonperforming assets as a percentage of total assets	0.37%	0.45%	0.47%	0.52%	0.60%

Allocation of Allowance for Loan and Lease Losses

While no portion of the allowance for loan and lease losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for loan and lease losses as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Allocation Allowance	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$444	5.9%	7.2%	$393	5.3%	5.7%
Secured by 1-4 family residential properties	745	10.0%	12.3%	639	8.5%	13.7%
Secured by multi-family residential properties	541	7.2%	8.1%	577	7.7%	8.4%
Secured by non-farm, non-residential properties	2,004	26.8%	28.9%	1,566	21.0%	28.4%
Commercial and industrial loans, including PPP loans	596	8.0%	11.9%	1,008	13.5%	12.5%
Consumer loans:
Direct consumer	1,037	13.9%	4.0%	1,202	16.1%	4.6%
Branch retail	357	4.8%	4.6%	373	5.0%	4.9%
Indirect sales	1,751	23.4%	23.0%	1,712	22.9%	21.8%
Total loans	$7,475	100.0%	100.0%	$7,470	100.0%	100.0%

Deposits

Total deposits increased by 4.6% to $818.0 million as of March 31, 2021, from $782.2 million as of December 31, 2020. Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source that supports earning assets. Core deposits increased to $758.3 million, or 92.7% of total deposits, as of March 31, 2021, compared to $726.9 million, or 92.9% of total deposits, as of December 31, 2020.

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

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
	Average Amount	Rate	Average Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposit accounts	$159,208	—	$114,239	—
Interest-bearing demand deposit accounts	225,152	0.25%	169,424	0.42%
Savings deposits	174,678	0.34%	165,419	0.76%
Time deposits	238,659	0.78%	238,234	1.67%
Total deposits	$797,697	0.38%	$687,316	0.86%
Total interest-bearing deposits	$638,489	0.47%	$573,077	1.04%

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. This category continues to be utilized as an alternative source of funds. During the first quarter of 2021, these borrowings represented 1.5% of average interest-bearing liabilities, compared to 1.7% in the first quarter of 2020.

Shareholders’ Equity

The Company has historically placed significant emphasis on maintaining its strong capital base and continues to do so. As of March 31, 2021, shareholders’ equity totaled $87.9 million, or 9.5% of total assets, compared to $86.7 million, or 9.7% of total assets, as of December 31, 2020. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. Growth in retained earnings during the three months ended March 31, 2021 was supplemented by an increase in additional paid-in capital, as well as an increase in accumulated other comprehensive income associated with increases in the fair value of cash flow hedges during the three months ended March 31, 2021. The fair value of the cash flow hedges fluctuates based on changes in interest rates. Accordingly, the negative fair value of the hedges during the three months ended March 31, 2021 is not necessarily indicative of future performance of the portfolio.

Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and the desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During both of the three-month periods ended March 31, 2021 and 2020, Bancshares declared a dividend of $0.03 per common share, or approximately $0.2 million in aggregate amount.

As of both March 31, 2021 and December 31, 2020, the Company retained approximately $21.9 million in treasury stock. The Company initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of Bancshares’ common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors extended the expiration date of the share repurchase program for an additional year. There were 54,961 shares available for repurchase under this program as of March 31, 2021. During the quarter ended March 31, 2021, there were no shares repurchased under this program. During the year ended December 31, 2020, 38,604 shares were repurchased under this program at a weighted average price of $11.70 per share, or $0.5 million in total. On April 28, 2021, the Company’s board of directors authorized the Company to repurchase an additional 1,000,000 shares under the repurchase program. Share repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate, subject to applicable regulatory requirements. The Company’s board of directors also extended the expiration of the repurchase program to December 31, 2022. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended at any time at the Company’s discretion.

As of March 31, 2021 and December 31, 2020, a total of 114,257 and 111,419 shares of stock, respectively, were deferred in connection with Bancshares’ Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash or shares of Bancshares common stock. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares of stock as equity additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $117.4 million as of March 31, 2021 and $105.3 million as of December 31, 2020. Investment securities forecasted to mature or reprice in one year or less were estimated to be $8.6 million and $11.3 million of the investment portfolio as of March 31, 2021 and December 31, 2020, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. The investment securities portfolio had an estimated average life of 2.6 years and 2.2 years as of March 31, 2021 and December 31, 2020, respectively. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

The liability portion of the balance sheet provides liquidity through interest-bearing and non-interest-bearing deposit accounts, which represent the Company’s primary sources of funds. In addition, federal funds purchased, FHLB advances, securities sold under agreements to repurchase and short-term and long-term borrowings are additional sources of available liquidity. Liquidity management involves the continual monitoring of the sources and uses of funds to maintain an acceptable cash position. Long-term liquidity management focuses on considerations related to the total balance sheet structure. The Bank manages the pricing of its deposits to maintain a desired overall deposit balance. In addition, the Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements.

As of both March 31, 2021 and December 31, 2020, the Company had $10.0 million of outstanding borrowings under FHLB advances. The Company had up to $217.1 million and $225.8 million in remaining unused credit from the FHLB (subject to available collateral) as of March 31, 2021 and December 31, 2020, respectively. In addition, the Company had $46.2 million and $46.4 million in unused established federal funds lines as of March 31, 2021 and December 31, 2020, respectively.

Management believes that the Company has adequate sources of liquidity to cover its contractual obligations and commitments over the next twelve months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary purpose of managing interest rate risk is to invest capital effectively and preserve the value created by the Company’s core banking business. This is accomplished through the development and implementation of lending, funding, pricing and hedging strategies designed to maximize net interest income performance under varying interest rate environments, subject to liquidity and interest rate risk guidelines. Effective interest rate sensitivity management ensures that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the effect of such interest rate movements on short- and long-term net interest margin and net interest income.

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a monthly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of March 31, 2021, pre-tax net interest margin and net interest income are forecasted to change over timeframes of six months, one year, two years and five years under the four listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	11	12	14	23
+2%	18	18	23	40
-1%	(4)	(8)	(14)	(26)
-2%	(8)	(13)	(20)	(33)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$532	$1,084	$2,682	$10,809
+2%	839	1,645	4,195	18,437
-1%	(197)	(720)	(2,637)	(12,106)
-2%	(385)	(1,189)	(3,801)	(15,230)

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

The table below is a summary of estimated market value changes in the Company’s assets, liabilities and equity as of March 31, 2021, for the four listed scenarios.

	+1%	+2%	-1%	-2%
	(Dollars in Thousands)
Change in market value of assets	$(16,795)	$(33,657)	$8,312	$11,032
Change in market value of liabilities	(22,243)	(39,946)	24,183	24,770
Net change in market value of equity	5,448	6,289	(15,871)	(13,738)
Beginning market value of equity	121,166	122,963	118,906	118,846
Resulting market value of equity	$126,614	$129,252	$103,035	$105,108

ITEM 4.	CONTROLS AND PROCEDURES

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2021, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of March 31, 2021, that Bancshares’ disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A list of factors that could materially affect the Company’s business, financial condition and/or operating results is included in Part I, Item 1A, “Risk Factors” in Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2020. There have been no material changes to such risk factors. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the first quarter of 2021:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
January 1 – January 31	—	$—	—	54,961
February 1 – February 28	5,814	$9.20	—	54,961
March 1 – March 31	1,151	$9.33	—	54,961
Total	6,965	$9.22	—	54,961

(1)	6,965 shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the first quarter of 2021.
(2)

On December 16, 2020, the Board of Directors extended the share repurchase program initially approved by the Board on January 19, 2006, which authorized the repurchase of up to 642,785 shares of common stock. As of March 31, 2021, Bancshares was authorized to repurchase up to 54,961 shares of common stock prior to the expiration date of December 31, 2021.

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

3.2	Bylaws of First US Bancshares, Inc., effective as of October 11, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016).

10.1*	First US Bancshares, Inc. Non-Employee Director Fee Schedule.

10.2	2021 Cash Incentive Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on February 26, 2021).

10.3

Amended and Restated Change in Control Agreement dated February 22, 2021, entered into by and among First US Bancshares, Inc., First US Bank, Acceptance Loan Company, Inc. and William C. Mitchell (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-14549), filed on February 26, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files for the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.

________________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: May 11, 2021

By:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)