Form 10-Q
period 2021-06-30
FIRST US BANCSHARES INC
filed 2021-08-11
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2021
Common Stock, $0.01 par value	6,217,489 shares

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and due from banks	$13,952	$12,235
Interest-bearing deposits in banks	67,871	82,180
Total cash and cash equivalents	81,823	94,415
Federal funds sold	83	85
Investment securities available-for-sale, at fair value	118,735	84,993
Investment securities held-to-maturity, at amortized cost	4,848	6,429
Federal Home Loan Bank stock, at cost	870	1,135
Loans, net of allowance for loan and lease losses of $7,726 and $7,470, respectively	677,756	638,374
Premises and equipment, net of accumulated depreciation of $24,370 and $23,774, respectively	27,959	28,206
Cash surrender value of bank-owned life insurance	15,992	15,846
Accrued interest receivable	2,579	2,807
Goodwill and core deposit intangible, net	8,227	8,410
Other real estate owned	846	949
Other assets	7,228	8,862
Total assets	$946,946	$890,511
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$174,691	$151,935
Interest-bearing	663,194	630,277
Total deposits	837,885	782,212
Accrued interest expense	223	292
Other liabilities	10,043	11,312
Short-term borrowings	10,017	10,017
Total liabilities	858,168	803,833
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,634,281 and 7,596,351 shares issued, respectively; 6,214,809 and 6,176,556 shares outstanding, respectively	75	75
Additional paid-in capital	13,981	13,786
Accumulated other comprehensive income (loss), net of tax	312	(52)
Retained earnings	96,252	94,722
Less treasury stock: 1,419,472 and 1,419,795 shares at cost, respectively	(21,842)	(21,853)
Total shareholders’ equity	88,778	86,678
Total liabilities and shareholders’ equity	$946,946	$890,511

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$9,668	$9,237	$19,158	$18,876
Interest on investment securities	391	543	746	1,301
Total interest income	10,059	9,780	19,904	20,177
Interest expense:
Interest on deposits	705	1,131	1,448	2,606
Interest on borrowings	42	26	80	62
Total interest expense	747	1,157	1,528	2,668
Net interest income	9,312	8,623	18,376	17,509
Provision for loan and lease losses	498	850	899	1,430
Net interest income after provision for loan and lease losses	8,814	7,773	17,477	16,079
Non-interest income:
Service and other charges on deposit accounts	240	263	506	697
Net gain on sales and prepayments of investment securities	22	326	22	326
Mortgage fees from secondary market	—	176	23	303
Lease income	202	212	411	424
Other income, net	345	353	798	877
Total non-interest income	809	1,330	1,760	2,627
Non-interest expense:
Salaries and employee benefits	4,992	5,193	9,906	10,329
Net occupancy and equipment	1,020	995	2,059	1,996
Computer services	485	424	950	841
Fees for professional services	354	401	711	679
Other expense	1,548	1,568	3,169	3,230
Total non-interest expense	8,399	8,581	16,795	17,075

Income before income taxes	1,224	522	2,442	1,631
Provision for income taxes	271	118	539	380
Net income	$953	$404	$1,903	$1,251
Basic net income per share	$0.15	$0.07	$0.30	$0.20
Diluted net income per share	$0.14	$0.06	$0.28	$0.19
Dividends per share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net income	$953	$404	$1,903	$1,251
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale arising during period, net of tax expense (benefit) of $1, $343, ($35) and $550, respectively	3	1,031	(103)	1,653
Reclassification adjustment for net gains on securities available-for -sale realized in net income, net of tax of $5, $81, $5 and $81, respectively	(17)	(245)	(17)	(245)
Unrealized holding (losses) gains arising during the period on effective cash flow hedge derivatives, net of tax (benefit) expense of $0, ($56), $161 and ($503), respectively	(1)	(168)	484	(1,507)
Other comprehensive income (loss)	(15)	618	364	(99)
Total comprehensive income	$938	$1,022	$2,267	$1,152

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the three months ended June 30, 2021 and 2020 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, March 31, 2020	6,143,286	$75	$13,904	$(763)	$93,418	$(22,302)	$84,332
Net income	—	—	—	—	404	—	404
Net change in fair value of securities available-for-sale, net of tax	—	—	—	786	—	—	786
Net change in fair value of derivative instruments, net of tax	—	—	—	(168)	—	—	(168)
Dividends declared: $.03 per share	—	—	—	—	(186)	—	(186)
Impact of stock-based compensation plans, net	4,300	—	113	—	—	—	113
Reissuance of treasury stock as compensation	28,847	—	(444)	—	—	444	—
Balance, June 30, 2020	6,176,433	$75	$13,573	$(145)	$93,636	$(21,858)	$85,281

Balance, March 31, 2021	6,213,641	75	13,889	327	95,486	(21,860)	$87,917
Net income	—	—	—	—	953	—	953
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(14)	—	—	(14)
Net change in fair value of derivative instruments, net of tax	—	—	—	(1)	—	—	(1)
Dividends declared: $.03 per share	—	—	—	—	(187)	—	(187)
Impact of stock-based compensation plans, net	—	—	110	—	—	—	110
Reissuance of treasury stock as compensation	1,168	—	(18)	—	—	18	—
Balance, June 30, 2021	6,214,809	$75	$13,981	$312	$96,252	$(21,842)	$88,778

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the six months ended June 30, 2021 and 2020 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, January 1, 2020	6,157,692	$75	$13,814	$(46)	$92,755	$(21,850)	$84,748
Net income	—	—	—	—	1,251	—	1,251
Net change in fair value of securities available-for-sale, net of tax	—	—	—	1,408	—	—	1,408
Net change in fair value of derivative instruments, net of tax	—	—	—	(1,507)	—	—	(1,507)
Dividends declared: $.06 per share	—	—	—	—	(370)	—	(370)
Impact of stock-based compensation plans, net	28,498	—	203	—	—	—	203
Reissuance of treasury stock as compensation	28,847	—	(444)	—	—	444	—
Treasury stock repurchases	(38,604)	—	—	—	—	(452)	(452)
Balance, June 30, 2020	6,176,433	$75	$13,573	$(145)	$93,636	$(21,858)	$85,281

Balance, January 1, 2021	6,176,556	$75	$13,786	$(52)	$94,722	$(21,853)	$86,678
Net income	—	—	—	—	1,903	—	1,903
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(120)	—	—	(120)
Net change in fair value of derivative instruments, net of tax	—	—	—	484	—	—	484
Dividends declared: $.06 per share	—	—	—	—	(373)	—	(373)
Impact of stock-based compensation plans, net	37,085	—	213	—	—	—	213
Reissuance of treasury stock as compensation	1,168	—	(18)	—	—	18	—
Treasury stock repurchases	—	—	—	—	—	(7)	(7)
Balance, June 30, 2021	6,214,809	$75	$13,981	$312	$96,252	$(21,842)	$88,778

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net income	$1,903	$1,251
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	878	806
Provision for loan and lease losses	899	1,430
Deferred income tax provision	111	366
Net gain on sale and prepayment of investment securities	(22)	(326)
Stock-based compensation expense	213	203
Net amortization of securities	152	170
Amortization of intangible assets	183	220
Net loss on premises and equipment and other real estate	15	288
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	228	(652)
Decrease in other assets	1,020	28
Decrease in accrued interest expense	(69)	(99)
Decrease in other liabilities	(317)	(1,278)
Net cash provided by operating activities	5,194	2,407
Cash flows from investing activities:
Net decrease in federal funds sold	2	10,000
Purchases of investment securities, available-for-sale	(59,962)	(26,296)
Proceeds from sale of investment securities, available-for-sale	—	12,203
Proceeds from maturities and prepayments of investment securities, available-for-sale	25,952	15,513
Proceeds from maturities and prepayments of investment securities, held-to-maturity	1,559	5,005
Net decrease in Federal Home Loan Bank stock	265	2
Proceeds from the sale of premises and equipment and other real estate	747	646
Net increase in loans	(41,103)	(21,896)
Purchases of premises and equipment	(539)	(461)
Net cash used in investing activities	(73,079)	(5,284)
Cash flows from financing activities:
Net increase in deposits	55,673	54,628
Net increase in short-term borrowings	—	309
Net share-based compensation transactions	(7)	—
Treasury stock repurchases	—	(452)
Dividends paid	(373)	(370)
Net cash provided by financing activities	55,293	54,115
Net increase (decrease) in cash and cash equivalents	(12,592)	51,238
Cash and cash equivalents, beginning of period	94,415	57,030
Cash and cash equivalents, end of period	$81,823	$108,268
Supplemental disclosures:
Cash paid for:
Interest	$1,597	$2,767
Income taxes	578	185
Non-cash transactions:
Assets acquired in settlement of loans	515	854
Reissuance of treasury stock as compensation	18	444

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

Reclassification

Certain amounts and disclosures in the notes to the prior period consolidated financial statements have been reclassified to conform to the 2021 presentation. These reclassifications had no effect on the Company’s results of operations, financial position or net cash flow.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic shares	6,328,794	6,276,001	6,316,598	6,279,079
Dilutive shares	421,000	422,000	421,000	422,000
Diluted shares	6,749,794	6,698,001	6,737,598	6,701,079

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in Thousands, Except Per Share Data)
Net income	$953	$404	$1,903	$1,251
Basic net income per share	$0.15	$0.07	$0.30	$0.20
Diluted net income per share	$0.14	$0.06	$0.28	$0.19

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

Pending Accounting Pronouncements

ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.”  In January 2021, the FASB issued ASU 2021-01, which is in response to stakeholder concerns related to reference rate reform. The amendments in ASU 2021-01 are elective and apply to all entities that have derivative instruments that use an interest rate for managing, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments in ASU 2021-01 are effective immediately for all entities. The Company is currently reviewing the amendments in ASU 2021-01 but does not expect this guidance to have a material impact on its consolidated financial statements.

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

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of June 30, 2021 and December 31, 2020 were as follows:

	Available-for-Sale
	June 30, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$47,269	$757	$(4)	$48,022
Commercial	31,688	652	(61)	32,279
Obligations of states and political subdivisions	3,711	117	—	3,828
Corporate notes	4,321	34	—	4,355
U.S. Treasury securities	30,202	71	(22)	30,251
Total	$117,191	$1,631	$(87)	$118,735

	Held-to-Maturity
	June 30, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$2,964	$65	$—	$3,029
Obligations of U.S. government-sponsored agencies	928	21	—	949
Obligations of states and political subdivisions	956	9	—	965
Total	$4,848	$95	$—	$4,943

	Available-for-Sale
	December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$24,680	$865	$(8)	$25,537
Commercial	40,849	780	(142)	41,487
Obligations of states and political subdivisions	4,971	137	—	5,108
Corporate notes	2,711	73	—	2,784
U.S. Treasury securities	10,078	—	(1)	10,077
Total	$83,289	$1,855	$(151)	$84,993

	Held-to-Maturity
	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$4,302	$75	$—	$4,377
Obligations of U.S. government-sponsored agencies	1,120	34	—	1,154
Obligations of states and political subdivisions	1,007	21	—	1,028
Total	$6,429	$130	$—	$6,559

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of June 30, 2021 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$84	$84	$402	$407
Maturing after one to five years	21,185	21,369	360	361
Maturing after five to ten years	64,499	65,480	2,447	2,505
Maturing after ten years	31,423	31,802	1,639	1,670
Total	$117,191	$118,735	$4,848	$4,943

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following tables reflect gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2021 and December 31, 2020.

	Available-for-Sale
	June 30, 2021
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$183	$—	$781	$(4)
Commercial	453	—	3,188	(61)
U.S. Treasury securities	10,156	(22)	—	—
Total	$10,792	$(22)	$3,969	$(65)

	Held-to-Maturity
	June 30, 2021
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$48	$—	$—	$—
Total	$48	$—	$—	$—

	Available-for-Sale
	December 31, 2020
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$2,334	$(1)	$1,019	$(7)
Commercial	2,630	(1)	3,327	(141)
U.S. Treasury securities	10,077	(1)	—	—
Total	$15,041	$(3)	$4,346	$(148)

	Held-to-Maturity
	December 31, 2020
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$412	$—	$—	$—
Total	$412	$—	$—	$—

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

As of June 30, 2021, 10 debt securities had been in a loss position for more than 12 months, and six debt securities had been in a loss position for less than 12 months. As of December 31, 2020, nine debt securities had been in a loss position for more than 12 months, and 11 debt securities had been in a loss position for less than 12 months. As of both June 30, 2021 and December 31, 2020, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. There was a substantial decrease in interest rates during the year ended December 31, 2020, including a 150-basis point reduction in the federal funds rate in March 2020. This resulted in significant increases in the fair value of debt securities and a corresponding decline in the number of securities in a loss position during 2020 and the first half of 2021. Most of the securities in an unrealized loss position as of both June 30, 2021 and December 31, 2020 were residential or commercial mortgage-backed securities that are either direct obligations of the U.S. government or government-sponsored entities and, accordingly, have little associated credit risk. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of June 30, 2021 or December 31, 2020.

Investment securities with a carrying value of $57.1 million and $72.9 million as of June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes.
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

As of June 30, 2021 and December 31, 2020, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	June 30, 2021
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$53,425	$—	$53,425
Secured by 1-4 family residential properties	75,968	2,847	78,815
Secured by multi-family residential properties	53,811	—	53,811
Secured by non-farm, non-residential properties	191,398	—	191,398
Commercial and industrial loans (1)	77,359	—	77,359
Consumer loans:
Direct consumer	6,347	20,590	26,937
Branch retail	—	31,688	31,688
Indirect sales	176,116	—	176,116
Total loans	634,424	55,125	689,549
Less: Unearned interest, fees and deferred cost	(290)	4,357	4,067
Allowance for loan and lease losses	6,464	1,262	7,726
Net loans	$628,250	$49,506	$677,756

	December 31, 2020
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$37,282	$—	$37,282
Secured by 1-4 family residential properties	85,271	3,585	88,856
Secured by multi-family residential properties	54,326	—	54,326
Secured by non-farm, non-residential properties	184,528	—	184,528
Commercial and industrial loans (1)	81,735	—	81,735
Consumer loans:
Direct consumer	6,344	23,444	29,788
Branch retail	—	32,094	32,094
Indirect sales	141,514	—	141,514
Total loans	591,000	59,123	650,123
Less: Unearned interest, fees and deferred cost	(213)	4,492	4,279
Allowance for loan and lease losses	5,917	1,553	7,470
Net loans	$585,296	$53,078	$638,374

(1)

Includes equipment financing leases and PPP loans. As of June 30, 2021 and December 31, 2020, equipment finance leases totaled $6.3 million and $7.0 million, respectively, and PPP loans totaled $11.6 million and $11.9 million, respectively.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 54.7% and 56.1% of the portfolio was concentrated in loans secured by real estate as of June 30, 2021 and December 31, 2020, respectively.

Loans with a carrying value of $58.6 million and $36.1 million were pledged as collateral to secure Federal Home Loan Bank (“FHLB”) borrowings as of June 30, 2021 and December 31, 2020, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments were $0.3 million and $0.4 million as of June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021, there were no new loans to these parties, and repayments by active related parties were $0.1 million. During the year ended December 31, 2020, there were no new loans to these parties, and repayments by active related parties were $0.5 million.

Allowance for Loan and Lease Losses

The following tables present changes in the allowance for loan and lease losses during the six months ended June 30, 2021 and 2020 and the related loan balances by loan type as of June 30, 2021 and 2020:

	As of and for the Six Months Ended June 30, 2021
	Construction, Land Development, and Other	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$393	$639	$577	$1,566	$1,008	$1,202	$373	$1,712	$7,470
Charge-offs	(22)	(5)	—	—	—	(626)	(222)	(310)	(1,185)
Recoveries	21	6	—	3	9	369	107	27	542
Provision	80	112	(66)	346	(324)	14	66	671	899
Ending balance	$472	$752	$511	$1,915	$693	$959	$324	$2,100	$7,726
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$11	$—	$—	$59	$—	$—	$—	$70
Collectively evaluated for impairment	472	741	511	1,915	634	959	324	2,100	7,656
Total allowance for loan and lease losses	$472	$752	$511	$1,915	$693	$959	$324	$2,100	$7,726
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$687	$—	$1,056	$58	$22	$—	$—	$1,823
Collectively evaluated for impairment	53,425	78,120	53,811	190,342	77,301	26,915	31,688	176,116	687,718
Loans acquired with deteriorated credit quality	—	8	—	—	—	—	—	—	8
Total loans receivable	$53,425	$78,815	$53,811	$191,398	$77,359	$26,937	$31,688	$176,116	$689,549

	As of and for the Six Months Ended June 30, 2020
	Construction, Land Development, and Other	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$197	$466	$422	$964	$1,377	$1,625	$395	$316	$5,762
Charge-offs	—	(42)	—	—	—	(962)	(221)	(38)	(1,263)
Recoveries	—	14	—	8	—	381	90	1	494
Provision	72	84	70	272	(448)	373	211	796	1,430
Ending balance	$269	$522	$492	$1,244	$929	$1,417	$475	$1,075	$6,423
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$13	$—	$—	$62	$3	$—	$—	$78
Collectively evaluated for impairment	269	509	492	1,244	867	1,414	475	1,075	6,345
Total allowance for loan and lease losses	$269	$522	$492	$1,244	$929	$1,417	$475	$1,075	$6,423
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$785	$—	$2,748	$62	$25	$—	$—	$3,620
Collectively evaluated for impairment	31,384	92,058	48,807	157,935	87,709	33,274	33,000	89,932	574,099
Loans acquired with deteriorated credit quality	—	167	—	—	—	—	—	—	167
Total loans receivable	$31,384	$93,010	$48,807	$160,683	$87,771	$33,299	$33,000	$89,932	$577,886

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

•

Doubtful (Risk Grade 8): Loans classified as doubtful have all of the weaknesses found in substandard loans, with the added characteristic that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable or improbable. Serious problems exist such that partial loss of principal is likely; however, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Such pending factors may include proposed merger, acquisition or liquidation procedures, capital injection, perfection of liens on additional collateral and refinancing plans. Loans classified as doubtful may include loans to borrowers that have demonstrated a history of failing to live up to agreements. The Company did not have any loans classified as Doubtful (Risk Grade 8) as of June 30, 2021 or December 31, 2020.

•

Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Company did not have any loans classified as Loss (Risk Grade 9) as of June 30, 2021 or December 31, 2020.

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of June 30, 2021:

	June 30, 2021
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$51,303	$2,120	$2	$53,425
Secured by multi-family residential properties	51,270	2,541	—	53,811
Secured by non-farm, non-residential properties	178,582	11,777	1,039	191,398
Commercial and industrial loans	76,212	480	667	77,359
Total	$357,367	$16,918	$1,708	$375,993
As a percentage of total loans	95.05%	4.50%	0.45%	100.00%

	June 30, 2021
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$77,428	$1,387	$78,815
Consumer loans:
Direct consumer	26,913	24	26,937
Branch retail	31,688	—	31,688
Indirect sales	176,116	—	176,116
Total	$312,145	$1,411	$313,556
As a percentage of total loans	99.55%	0.45%	100.00%

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2020:

	December 31, 2020
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$36,719	$558	$5	$37,282
Secured by multi-family residential properties	54,326	—	—	54,326
Secured by non-farm, non-residential properties	170,338	8,572	5,618	184,528
Commercial and industrial loans	79,754	542	1,439	81,735
Total	$341,137	$9,672	$7,062	$357,871
As a percentage of total loans	95.33%	2.70%	1.97%	100.00%

	December 31, 2020
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$86,665	$2,191	$88,856
Consumer loans:
Direct consumer	29,679	109	29,788
Branch retail	31,816	278	32,094
Indirect sales	141,514	—	141,514
Total	$289,674	$2,578	$292,252
As a percentage of total loans	99.12%	0.88%	100.00%

The following table provides an aging analysis of past due loans by class as of June 30, 2021:

	As of June 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$53,425	$53,425	$—
Secured by 1-4 family residential properties	196	14	79	289	78,526	78,815	—
Secured by multi-family residential properties	—	—	—	—	53,811	53,811	—
Secured by non-farm, non-residential properties	12	—	—	12	191,386	191,398	—
Commercial and industrial loans	24	6	284	314	77,045	77,359	—
Consumer loans:
Direct consumer	161	90	64	315	26,622	26,937	—
Branch retail	101	27	67	195	31,493	31,688	—
Indirect sales	112	36	55	203	175,913	176,116	—
Total	$606	$173	$549	$1,328	$688,221	$689,549	$—
As a percentage of total loans	0.09%	0.03%	0.08%	0.19%	99.81%	100.00%

The following table provides an aging analysis of past due loans by class as of December 31, 2020:

	As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$37,282	$37,282	$—
Secured by 1-4 family residential properties	799	244	72	1,115	87,741	88,856	—
Secured by multi-family residential properties	—	—	—	—	54,326	54,326	—
Secured by non-farm, non-residential properties	287	—	1,337	1,624	182,904	184,528	—
Commercial and industrial loans	683	561	—	1,244	80,491	81,735	—
Consumer loans:
Direct consumer	257	191	214	662	29,126	29,788	—
Branch retail	176	61	144	381	31,713	32,094	—
Indirect sales	234	39	49	322	141,192	141,514	—
Total	$2,436	$1,096	$1,816	$5,348	$644,775	$650,123	$—
As a percentage of total loans	0.37%	0.17%	0.28%	0.82%	99.18%	100.00%

The following table provides an analysis of non-accruing loans by class as of June 30, 2021 and December 31, 2020:

	Loans on Non-Accrual Status
	June 30, 2021	December 31, 2020
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$2	$12
Secured by 1-4 family residential properties	780	1,248
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	—	1,340
Commercial and industrial loans	310	74
Consumer loans:
Direct consumer	65	219
Branch retail	67	144
Indirect sales	55	49
Total loans	$1,279	$3,086

COVID-19 Loan Deferments and Risk Identification

In accordance with section 4013 of the Coronavirus Aid, Relief and Economic Security (CARES) Act and interpretive guidance from banking regulators, in 2020 the Company implemented initiatives to provide short-term payment relief to borrowers who were negatively impacted by COVID-19. As of June 30, 2021, loans that continued to be in pandemic-related deferment totaled $0.6 million, compared to $8.1 million as of December 31, 2020.

In addition, at the onset of the pandemic, management identified certain categories of loans that it believed to be at “high-risk” of potential default or credit loss due to the COVID-19 pandemic. The “high-risk” category, which includes loans collateralized by hotels/motels and dine-in restaurants, decreased to $12.0 million, or 1.7% of the loan portfolio, as of June 30, 2021, compared to $13.5 million, or 2.1% of the loan portfolio, as of December 31, 2020.

The spread of COVID-19 has created a global public health crisis that has resulted in widespread volatility and deterioration in household, business, economic and market conditions. Although loans in deferment status and loans in the “high-risk” category have decreased, the Company will continue to closely monitor the impact of changing economic circumstances on the Company’s loan portfolio.

Paycheck Protection Program

Sections 1102 and 1106 of the CARES Act added a new loan program administered by the Small Business Administration (“SBA”) entitled the Paycheck Protection Program (“PPP”). The PPP is intended to provide economic relief to small businesses throughout the United States that have been adversely impacted by COVID-19. PPP loans are 100% guaranteed by the SBA and are forgivable in whole or in part if the proceeds are used by the borrower for payroll and other permitted purposes in accordance with the requirements of the PPP (as discussed in greater detail below). If not forgiven in whole or in part, the loans carry a fixed interest rate of 1.00% per annum with payments deferred for 24 weeks from the date of the loan, plus another 10 months after the 24-week period. As compensation for originating a PPP loan, the Company receives lender processing fees from the SBA ranging from 1% to 5% of the original loan balance, depending on the size of the loan. Processing fees, net of origination costs, are deferred and amortized over the contractual life of the loan as interest income. Upon forgiveness of a loan by the SBA, any unrecognized net deferred fees will be recognized as interest income in that period.

PPP loans were initially originated for a term of two years; however, a June 5, 2020 amendment to the CARES Act (i) provided for a five-year minimum loan term for loans originated after that date and (ii) permitted lenders and borrowers to amend loans previously issued under two-year terms to provide for terms of five to ten years if mutually agreed upon by both the lender and the borrower. As of June 30, 2021, 151 PPP loans with an aggregate principal balance of $11.6 million remained outstanding. Of this amount, $5.8 million of the loans were originated under two-year terms, and $5.8 million of the loans were originated under five-year terms.

A borrower is eligible for forgiveness of principal and accrued interest on its PPP loan to the extent that the proceeds were used to cover eligible payroll costs, interest costs, rent and utility costs over a period of between eight and twenty-four weeks after the loan is made, as long as the borrower retains its employees and their compensation levels. The SBA began processing forgiveness payments during the fourth quarter of 2020. As of June 30, 2021, 120 of the Company’s borrowers had received PPP loan forgiveness. Amortized PPP loan fees, which are recognized in interest and fees on loans, totaled approximately $242 thousand for the six months ended June 30, 2021 and $161 thousand for the year ended December 31, 2020. As of June 30, 2021, the Company had approximately $344 thousand in remaining net deferred SBA PPP loan fees.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral. At the Bank, all loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. At management’s discretion, additional loans may be impaired based on homogeneous factors such as changes in the nature and volume of the portfolio, portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends and economic conditions that may affect the borrower’s ability to pay. At ALC, all loans of $50 thousand or more that are 90 days or more past due are identified for impairment analysis. As of both June 30, 2021 and December 31, 2020, there were $0.1 million of impaired loans with no related allowance recorded at ALC. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

As of June 30, 2021, the carrying amount of the Company’s impaired loans consisted of the following:

	June 30, 2021
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	678	678	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,056	1,056	—
Commercial and industrial	—	—	—
Direct consumer	22	22	—
Total loans with no related allowance recorded	$1,756	$1,756	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	17	17	11
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	58	58	59
Direct consumer	—	—	—
Total loans with an allowance recorded	$75	$75	$70
Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	695	695	11
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,056	1,056	—
Commercial and industrial	58	58	59
Direct consumer	22	22	—
Total impaired loans	$1,831	$1,831	$70

As of December 31, 2020, the carrying amount of the Company’s impaired loans consisted of the following:

	December 31, 2020
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	885	885	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	5,594	5,594	—
Commercial and industrial	530	530	—
Direct consumer	—	—	—
Total loans with no related allowance recorded	$7,009	$7,009	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	18	18	12
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	60	60	61
Direct consumer	24	24	1
Total loans with an allowance recorded	$102	$102	$74
Total impaired loans
Loans secured by real estate	.
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	903	903	12
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	5,594	5,594	—
Commercial and industrial	590	590	61
Direct consumer	24	24	1
Total impaired loans	$7,111	$7,111	$74

The average net investment in impaired loans and interest income recognized and received on impaired loans during the six months ended June 30, 2021 and the year ended December 31, 2020 were as follows:

	Six Months Ended June 30, 2021
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	868	25	25
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	3,700	115	83
Commercial and industrial	433	19	17
Direct consumer	23	1	2
Total	$5,024	$160	$127

	Year Ended December 31, 2020
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	923	10	10
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,467	28	28
Commercial and industrial	118	7	7
Direct consumer	25	1	2
Total	$3,533	$46	$47

Loans on which the accrual of interest has been discontinued amounted to $1.3 million and $3.1 million as of June 30, 2021 and December 31, 2020, respectively. If interest on those loans had been accrued, there would have been $39 thousand and $161 thousand of interest accrued for the periods ended June 30, 2021 and December 31, 2020, respectively. Interest income related to these loans for the six months ended June 30, 2021 and the year ended December 31, 2020 was $17 thousand and $42 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were two loans with balances totaling $6.5 million modified with concessions granted during the six months ended June 30, 2021 and no loans modified with concessions granted during the year ended December 31, 2020. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. The Company did not have any non-accruing loans that were previously restructured and that remained on non-accrual status as of both June 30, 2021 and December 31, 2020. For both the six months ended June 30, 2021 and the year ended December 31, 2020, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides, as of June 30, 2021 and December 31, 2020, the number of loans remaining in each loan category that the Company had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	June 30, 2021			December 31, 2020
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	1	$107	$—	1	$107	$—
Secured by 1-4 family residential properties	2	59	12	2	59	12
Secured by non-farm, non-residential properties	2	621	621	—	—	—
Commercial loans	2	116	35	2	116	39
Total	7	$903	$668	5	$282	$51

As of June 30, 2021 and December 31, 2020, no loans that previously had been modified in a troubled debt restructuring had defaulted subsequent to modification.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan and lease losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan and lease losses. This evaluation resulted in an allowance for loan and lease losses attributable to such restructured loans of $7 thousand and $1 thousand as of June 30, 2021 and December 31, 2020, respectively.
5.	OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the six months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
	(Dollars in Thousands)
Beginning balance	$949	$1,078
Additions (1)	—	293
Sales proceeds	(142)	(358)
Gross gains	56	38
Gross losses	—	(38)
Net gains	56	—
Impairment	(17)	(10)
Ending balance	$846	$1,003

(1)	Additions to other real estate owned (“OREO”) include transfers from loans, other assets and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was zero and $0.1 million as of June 30, 2021 and 2020, respectively. In addition, the Company did not hold any consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of both June 30, 2021 and 2020.

Repossessed Assets

In addition to the other real estate and other assets acquired in foreclosure, the Company also acquires assets through the repossession of the underlying collateral of loans in default. The following table summarizes repossessed asset activity as of the six months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
	(Dollars in Thousands)
Beginning balance	$245	$256
Transfers from loans	515	561
Sales proceeds	(588)	(270)
Gross gains	—	—
Gross losses	(67)	(286)
Net losses	(67)	(286)
Impairment	—	—
Ending balance	$105	$261

Repossessed assets are included in Other Assets in the Company’s condensed consolidated balance sheet.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $7.4 million of goodwill as a result of its acquisition of The Peoples Bank (“TPB”) in 2018. Goodwill impairment was neither indicated nor recorded during the three months ended June 30, 2021 or the year ended December 31, 2020.

Goodwill is tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the implied fair value of goodwill is lower than its carrying amount, impairment is indicated, and goodwill must be written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill totaled $7.4 million as of both June 30, 2021 and December 31, 2020.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $2.0 million were recorded during 2018 as part of the TPB acquisition.

The Company’s goodwill and other intangible assets (carrying basis and accumulated amortization) as of June 30, 2021 were as follows:

June 30, 2021
(Dollars in Thousands)
Goodwill	$7,435
Core deposit intangible:
Gross carrying amount	2,048
Accumulated amortization	(1,256)
Core deposit intangible, net	792
Total	$8,227

The Company’s estimated remaining amortization expense on intangibles as of June 30, 2021 was as follows:

Amortization Expense
(Dollars in Thousands)
2021	158
2022	268
2023	195
2024	122
2025	49
Total	$792

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

Short-Term Borrowings

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, and short-term FHLB advances with original maturities of one year or less. Short-term borrowings totaled $10.0 million as of both June 30, 2021 and December 31, 2020.

•

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both June 30, 2021 and December 31, 2020, there were no federal funds purchased outstanding.

•

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of both June 30, 2021 and December 31, 2020 totaled $17 thousand.

•

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of both June 30, 2021 and December 31, 2020, the Bank had $10.0 million in outstanding FHLB advances with original maturities of less than one year.

Long-Term Borrowings

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both June 30, 2021 and December 31, 2020, the Company did not have any long-term FHLB advances outstanding.

Available Credit

As an additional funding source, the Company has available unused lines of credit with correspondent banks, the Federal Reserve and the FHLB. Certain of these funding sources are subject to underlying collateral. As of June 30, 2021 and December 31, 2020, the Company’s available unused lines of credit consisted of the following:

Available Unused Lines of Credit	Collateral Requirements	June 30, 2021	December 31, 2020
Correspondent banks	None	$44.8 million	$44.8 million
Federal Reserve (discount window)	Subject to collateral	$1.3 million	$1.6 million
FHLB advances (1)	Subject to collateral	$227.9 million	$225.8 million

(1)

These amounts represent the total remaining credit the Company has from the FHLB, but this credit can only be utilized to the extent that underlying collateral exists. Assets pledged (including loans and investment securities) associated with FHLB advances and letters of credit totaled $58.6 million and $36.1 million as of June 30, 2021 and December 31, 2020, respectively. The Company’s collateral exposure with the FHLB in the form of advances and letters of credit was $40.0 million and $20.0 million as of June 30, 2021 and December 31, 2020, respectively, leaving an excess of collateral of $18.6 million and $16.1 million available to utilize for additional credit as of the respective dates.

8.	INCOME TAXES

The provision for income taxes was $0.5 million and $0.4 million for the six-month periods ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate was 22.1% and 23.3%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $1.7 million and $2.0 million as of June 30, 2021 and December 31, 2020, respectively. The decrease in the net deferred tax asset resulted primarily from the impact of changes in the fair value of securities available-for-sale, combined with reductions in net operating loss carryforwards and other book-to-tax temporary differences.
9.	DEFERRED COMPENSATION PLANS

The Company has entered into supplemental retirement compensation benefits agreements with certain directors and former executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.2 million and $3.3 million as of June 30, 2021 and December 31, 2020, respectively.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of June 30, 2021 and December 31, 2020, a total of 115,506 and 111,419 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.
10.	STOCK AWARDS

In accordance with the Company’s 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Stock-based compensation expense related to stock awards totaled $0.2 million for both of the six-month periods ended June 30, 2021 and 2020.

Stock Options

Stock option awards have been granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms.

The Company recognizes the cost of services received in exchange for stock option awards based on the grant date fair value of the award, with compensation expense recognized on a straight-line basis over the award’s vesting period. The fair value of outstanding awards was determined using the Black-Scholes option pricing model based on the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company did not grant any stock option awards during the six months ended June 30, 2021.

The following table summarizes the Company’s stock option activity for the periods presented.

	Six Months Ended
	June 30, 2021		June 30, 2020
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	421,000	$9.79	412,800	$9.72
Granted	—	—	10,200	11.95
Exercised	—	—	666	10.75
Expired	—	—	—	—
Forfeited	—	—	334	10.75
Options outstanding, end of period	421,000	$9.79	422,000	$9.77
Options exercisable, end of period	396,095	$9.74	353,183	$9.59

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was approximately $0.7 million and zero as of June 30, 2021 and 2020, respectively.

Restricted Stock

During the six months ended June 30, 2021 and 2020, respectively, 37,930 shares and 28,460 shares of restricted stock were granted. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.
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

The following table provides a summary of the components of lease expense, as well as the reporting location in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020:

	Location in the Condensed	Three Months Ended		Six Months Ended
	Consolidated Statements of Operations	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
		(Dollars in Thousands)		(Dollars in Thousands)
Operating lease expense (1)	Net occupancy and equipment	$209	$212	$418	$423
Operating lease income (2)	Lease income	$202	$212	$411	$424

(1)	Includes short-term lease costs. For the three- and six-month periods ended June 30, 2021 and 2020, short-term lease costs were nominal in amount.
(2)	Operating lease income includes rental income from owned properties.

The following table provides supplemental lease information for operating leases on the Condensed Consolidated Balance Sheet as of June 30, 2021:

	Location in the Condensed
	Consolidated Balance Sheet	June 30, 2021
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$2,813
Operating lease liabilities	Other liabilities	$2,878
Weighted-average remaining lease term (in years)		5.42
Weighted-average discount rate		3.04%

The following table provides supplemental lease information for the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021	June 30, 2020
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$349	$373

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of June 30, 2021:

Minimum Rental Payments
(Dollars in Thousands)
2021	$345
2022	625
2023	491
2024	443
2025	339
2026 and thereafter	937
Total future minimum lease payments	$3,180
Less: Imputed interest	302
Total operating lease liabilities	$2,878

12.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges

The Bank has entered into forward interest rate swap contracts on certain variable-rate money market deposit accounts (indexed to the Federal Funds effective rate’s daily weighted average). The money market account balances are expected to exceed the notional amount for the duration of the hedges and the rates on these deposits are anticipated to move closely with changes in one-month LIBOR, or a comparable benchmark interest rate. The Bank has also entered into a forward interest rate swap contract on a variable-rate FHLB advance (indexed to one-month LIBOR) that will be renewed on a monthly basis and will remain outstanding until the hedge expiration. These interest rate swaps were designated as derivative instruments in cash flow hedges with the objective of converting the floating interest payments to a fixed rate. Under the swap arrangements, the Bank pays a fixed interest rate and receives a variable interest rate based on one-month LIBOR, or a comparable benchmark interest rate, on the notional amount, with monthly net settlements. There were no gains or losses reclassified from other comprehensive income (loss) for cash flow hedges for the three or six months ended June 30, 2021 and 2020.

Fair Value Hedges

The Bank has entered into forward interest rate swap contracts on fixed rate commercial real estate loans. The interest rate swaps were designated as derivative instruments in fair value hedges with the objective of effectively converting pools of fixed rate assets to variable rate throughout the hedge durations. Under the swap arrangements, the Bank pays a fixed interest rate and receives a variable interest rate based on one-month LIBOR, or a comparable benchmark interest rate, on the notional amount, with monthly net settlements. The Bank recognized no gains or losses on the fair value hedges for the three or six months ended June 30, 2021 and 2020.

Presentation

The Company has elected to offset derivative fair value amounts under master netting agreements, given that all of the Company’s hedges are with the same counterparty.

The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Consolidated Balance Sheets on a net basis.

	As of June 30, 2021		As of December 31, 2020
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	Amount	Gain (Loss) (1)	Amount	Gain (Loss) (1)
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to fixed rate commercial real estate loans	$20,000	$(530)	$20,000	$(837)
Total fair value hedges		(530)		(837)
Cash flow hedges:
Interest rate swaps related to variable-rate money market deposit accounts	20,000	(854)	20,000	(1,337)
Interest rate swaps related to FHLB advances	10,000	(274)	10,000	(436)
Total cash flow hedges		(1,128)		(1,773)
Total hedges designated as hedging instruments, net		$(1,658)		$(2,610)

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities in the consolidated balance sheets.

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

The following amounts were recorded on the condensed consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

Location in the Condensed Consolidated Balance Sheet in Which the Hedged	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Item is Included	June 30, 2021
	(Dollars in Thousands)
Loans and leases, net of allowance for loan and lease losses (1)	$43,021	$(530)

(1)

These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of June 30, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $42.5 million, the cumulative basis adjustments associated with these hedging relationships were $0.5 million, and the amounts of the designated hedged items were $20.0 million.

The following table presents the effect of hedging derivative instruments on the Company’s Consolidated Statements of Income.

	Location in the Condensed	Three Months Ended				Six Months Ended
	Consolidated Statements of Operations	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
		(Dollars in Thousands)				(Dollars in Thousands)
Interest income	Interest and fees on loans	$	$(63))	$	$(44))	$	$(124))	$	$(35))
Interest expense	Interest on deposits		32		21		63		15
Interest expense	Interest on short-term borrowings		83		65		164		75
	Net interest income (expense)	$	$(178))	$	$(130))	$	$(351))	$	$(125))

13.	SEGMENT REPORTING

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

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended June 30, 2021:
Net interest income	$7,384	$1,927	$1	$—	$9,312
Provision for loan and lease losses	515	(17)	—	—	498
Total non-interest income	789	154	1,201	(1,335)	809
Total non-interest expense	6,365	1,811	339	(116)	8,399
Income before income taxes	1,293	287	863	(1,219)	1,224
Provision for income taxes	275	71	(75)	—	271
Net income	$1,018	$216	$938	$(1,219)	$953
Other significant items:
Total assets	$949,711	$51,836	$94,203	$(148,804)	$946,946
Total investment securities	123,502	—	81	—	123,583
Total loans, net	671,661	49,506	—	(43,411)	677,756
Goodwill and core deposit intangible, net	8,227	—	—	—	8,227
Investment in subsidiaries	—	—	88,228	(88,228)	—
Fixed asset additions	417	—	—	—	417
Depreciation and amortization expense	409	24	—	—	433
Total interest income from external customers	7,719	2,340	—	—	10,059
Total interest income from affiliates	413	—	2	(415)	—
For the six months ended June 30, 2021:
Net interest income	$14,472	$3,900	$4	$—	$18,376
Provision for loan and lease losses	820	79	—	—	899
Total non-interest income	1,613	304	2,497	(2,654)	1,760
Total non-interest expense	12,642	3,649	748	(244)	16,795
Income before income taxes	2,623	476	1,753	(2,410)	2,442
Provision for income taxes	559	119	(139)	—	539
Net income	$2,064	$357	$1,892	$(2,410)	$1,903
Other significant items:
Fixed asset additions	535	4	—	—	539
Depreciation and amortization expense	830	48	—	—	878
Total interest income from external customers	15,161	4,743	—	—	19,904
Total interest income from affiliates	843	—	4	(847)	—

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended June 30, 2020:
Net interest income	$6,442	$2,174	$7	$—	$8,623
Provision for loan and lease losses	530	320	—	—	850
Total non-interest income	1,251	191	784	(896)	1,330
Total non-interest expense	6,110	2,091	538	(158)	8,581
Income before income taxes	1,053	(46)	253	(738)	522
Provision for income taxes	220	(14)	(88)	—	118
Net income	$833	$(32)	$341	$(738)	$404
Other significant items:
Total assets	$848,376	$60,044	$90,684	$(153,357)	$845,747
Total investment securities	103,883	—	81	—	103,964
Total loans, net	561,253	56,742	—	(51,933)	566,062
Goodwill and core deposit intangible, net	8,605	—	—	—	8,605
Investment in subsidiaries	—	—	84,718	(84,718)	—
Fixed asset additions	223	5	—	—	228
Depreciation and amortization expense	376	31	—	—	407
Total interest income from external customers	6,872	2,907	1	—	9,780
Total interest income from affiliates	733	—	6	(739)	—
For the six months ended June 30, 2020:
Net interest income	$12,922	$4,574	$13	$—	$17,509
Provision for loan and lease losses	778	652	—	—	1,430
Total non-interest income	2,345	428	2,018	(2,164)	2,627
Total non-interest expense	12,266	4,260	894	(345)	17,075
Income before income taxes	2,223	90	1,137	(1,819)	1,631
Provision for income taxes	494	37	(151)	—	380
Net income	$1,729	$53	$1,288	$(1,819)	$1,251
Other significant items:
Fixed asset additions	442	19	—	—	461
Depreciation and amortization expense	742	64	—	—	806
Total interest income from external customers	14,129	6,047	1	—	20,177
Total interest income from affiliates	1,473	—	12	(1,485)	—

14.	OTHER OPERATING INCOME AND EXPENSE

Other Operating Income

Other operating income for the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in Thousands, Except Per Share Data)
Bank-owned life insurance	$109	$107	$217	$215
Credit insurance commissions and fees	(18)	45	87	198
Auto Club revenue	37	18	56	53
ATM fee income	155	116	291	216
Wire transfer fees	17	15	31	28
Gain on sales of premises and equipment and other assets	—	8	—	8
Other income	45	44	116	159
Total	$345	$353	$798	$877

All of the Company’s revenue that is subject to ASU 2014-09, Revenue from Contracts with Customers, codified at ASC Topic 606, is included in non-interest income; however, not all non-interest income is subject to ASC Topic 606. Revenue earned by the Company that is subject to ASC Topic 606 primarily consists of service and other charges on deposit accounts, mortgage fees from secondary market transactions at the Bank, ATM fee income and other non-interest income. Revenue generated from these sources for the six-month periods ended June 30, 2021 and 2020 was $1.0 million and $1.4 million, respectively, and for the three-month periods ended June 30, 2021 and 2020 was $0.5 million and $0.6 million, respectively. All sources of the Company’s revenue subject to ASC Topic 606 are transaction-based, and revenue is recognized at the time at which the transaction is executed, which is the same time at which the Company’s performance obligation is satisfied. The Company had no contract liabilities or unsatisfied performance obligations with customers as of June 30, 2021.

Other Operating Expense

Other operating expense for the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in Thousands, Except Per Share Data)
Postage, stationery and supplies	$197	$218	$412	$432
Telephone/data communication	227	229	459	452
Advertising and marketing	53	42	82	86
Travel and business development	39	23	67	149
Collection and recoveries	64	60	110	145
Other services	79	85	143	176
Insurance expense	152	141	315	303
FDIC insurance and state assessments	177	116	330	196
Loss on sales of premises and equipment and other assets	22	121	54	287
Core deposit intangible amortization	92	109	183	219
Other real estate/foreclosure expense, net	(20)	22	(13)	41
Other expense	466	402	1,027	744
Total	$1,548	$1,568	$3,169	$3,230

15.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

Credit

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

	June 30, 2021	December 31, 2020
	(Dollars in Thousands)
Standby letters of credit	$—	$180
Standby performance letters of credit	$582	$580
Commitments to extend credit	$136,114	$118,699

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of June 30, 2021 and December 31, 2020, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

Self-Insurance

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates accrued liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies’ incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both June 30, 2021 and December 31, 2020. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the six months ended June 30, 2021 or the year ended December 31, 2020.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

	Fair Value Measurements as of June 30, 2021 Using
	Totals At June 30, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$48,022	$—	$48,022	$—
Commercial	32,279	—	32,279	—
Obligations of states and political subdivisions	3,828	—	3,828	—
Corporate notes	4,355	—	4,355	—
U.S. Treasury securities	30,251	—	30,251	—
Other liabilities - derivatives	1,658	—	1,658	—

	Fair Value Measurements as of December 31, 2020 Using
	Totals At December 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$25,537	$—	$25,537	$—
Commercial	41,487	—	41,487	—
Obligations of states and political subdivisions	5,108	—	5,108	—
Corporate notes	2,784	—	2,784	—
U.S. Treasury securities	10,077	—	10,077	—
Other liabilities - derivatives	2,610	—	2,610	—

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

As of June 30, 2021 and December 31, 2020, included within OREO were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Bank that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

The following table presents the balances of impaired loans, OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020:

	Fair Value Measurements as of June 30, 2021 Using
	Totals At June 30, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$5	$—	$—	$5
OREO and other assets held-for-sale	846	—	—	846

	Fair Value Measurements as of December 31, 2020 Using
	Totals At December 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$28	$—	$—	$28
OREO and other assets held-for-sale	949	—	—	949

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2021. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of June 30, 2021 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value June 30, 2021	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$5	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

OREO and other assets held-for-sale	$846	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

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

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$81,823	$81,823	$81,823	$—	$—
Investment securities available-for-sale	118,735	118,735	—	118,735	—
Investment securities held-to-maturity	4,848	4,943	—	4,943	—
Federal funds sold	83	83	—	83	—
Federal Home Loan Bank stock	870	870	—	—	870
Loans, net of allowance for loan and lease losses	677,756	682,148	—	—	682,148
Liabilities:
Deposits	837,885	838,482	—	838,482	—
Short-term borrowings	10,017	10,017	—	10,017	—
Other liabilities - derivatives	1,658	1,658	—	1,658	—

	December 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$94,415	$94,415	$94,415	$—	$—
Investment securities available-for-sale	84,993	84,993	—	84,993	—
Investment securities held-to-maturity	6,429	6,559	—	6,559	—
Federal funds sold	85	85	—	85	—
Federal Home Loan Bank stock	1,135	1,135	—	—	1,135
Loans, net of allowance for loan and lease losses	638,374	650,107	—	—	650,107
Liabilities:
Deposits	782,212	784,574	—	784,574	—
Short-term borrowings	10,017	10,017	—	10,017	—
Other liabilities - derivatives	2,610	2,610	—	2,610	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares” and, together with its subsidiaries, the “Company”), is a bank holding company with its principal offices in Birmingham, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of June 30, 2021, the Bank operated and served its customers through 19 banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill and Ewing, Virginia. In addition, the Bank operates loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area. The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals. The Bank also performs indirect lending through third-party retailers and currently conducts this lending in 12 states, including Alabama, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia. During the second quarter of 2021, the Company announced the pending closure of four banking offices as part of a strategic initiative to improve the Bank’s operating efficiency and promote the Company’s long-term sustainable growth.  The decision was based on analysis of banking center activity, profitability and Community Reinvestment Act assessment.  The closures, which are expected to occur during the third quarter of 2021, include banking offices located in Bucksville, Columbiana and south Tuscaloosa, Alabama, as well as Ewing, Virginia.

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

Delivery of the best possible financial services to customers remains an overall operational focus of the Company. The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 259 full-time equivalent employees (as of June 30, 2021), to ensure customer satisfaction and convenience.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of June 30, 2021 to December 31, 2020, while comparing income and expense for the six-month periods ended June 30, 2021 and 2020.

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

Response to the COVID-19 Pandemic and the CARES Act

Loan Deferments and Credit Risk Identification

In accordance with section 4013 of the Coronavirus Aid, Relief and Economic Security (CARES) Act and interpretive guidance from banking regulators, in 2020, the Company implemented initiatives to provide short-term payment relief to borrowers who were negatively impacted by COVID-19. As of June 30, 2021, loans that continued to be in pandemic-related deferment totaled $0.6 million, compared to $8.1 million as of December 31, 2020 and $95.2 million as of June 30, 2020. Management believes that the decrease in deferred loans over the past year is indicative of the strength of the credit quality within the portfolio.

In addition, at the onset of the pandemic, management identified certain categories of loans that it believed to be at “high-risk” of potential default or credit loss due to the COVID-19 pandemic. The “high-risk” category, which includes loans collateralized by hotels/motels and dine-in restaurants, decreased to $12.0 million, or 1.7% of the loan portfolio, as of June 30, 2021, compared to $13.5 million, or 2.1% of the loan portfolio, as of December 31, 2020.

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

PPP loans were initially originated for a term of two years; however, a June 5, 2020 amendment to the CARES Act (i) provided for a five-year minimum loan term for loans originated after that date and (ii) permitted lenders and borrowers to amend loans previously issued under two-year terms to provide for terms of five to ten years if mutually agreed upon by both the lender and the borrower. As of June 30, 2021, 151 PPP loans with an aggregate principal balance of $11.6 million remained outstanding. Of this amount, $5.8 million of the loans were originated under two-year terms, and $5.8 million of the loans were originated under five-year terms.

A borrower is eligible for forgiveness of principal and accrued interest on its PPP loan to the extent that the proceeds were used to cover eligible payroll costs, interest costs, rent and utility costs over a period of between eight and twenty-four weeks after the loan is made, as long as the borrower retains its employees and their compensation levels. The SBA began processing forgiveness payments during the fourth quarter of 2020. As of June 30, 2021, 120 of the Company’s borrowers had received PPP loan forgiveness. Amortized PPP loan fees, which are recognized in interest and fees on loans, totaled approximately $242 thousand for the six months ended June 30, 2021 and $161 thousand for the year ended December 31, 2020. As of June 30, 2021, the Company had approximately $344 thousand in remaining net deferred SBA PPP loan fees.

EXECUTIVE OVERVIEW

Earnings Highlights

The Company earned net income of $1.0 million, or $0.14 per diluted common share, during the three months ended June 30, 2021, compared to $0.4 million, or $0.06 per diluted common share, for the three months ended June 30, 2020. For the six months ended June 30, 2021, net income totaled $1.9 million, or $0.28 per diluted common share, compared to $1.3 million, or $0.19 per diluted common share, for the corresponding six-month period of 2020.

Summarized condensed consolidated statements of operations are included below for the three- and six-month periods ended June 30, 2021 and 2020, respectively.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	(Dollars in Thousands)
Interest income	$10,059	$9,780	$19,904	$20,177
Interest expense	747	1,157	1,528	2,668
Net interest income	9,312	8,623	18,376	17,509
Provision for loan and lease losses	498	850	899	1,430
Net interest income after provision for loan and lease losses	8,814	7,773	17,477	16,079
Non-interest income	809	1,330	1,760	2,627
Non-interest expense	8,399	8,581	16,795	17,075
Income before income taxes	1,224	522	2,442	1,631
Provision for income taxes	271	118	539	380
Net income	$953	$404	$1,903	$1,251

The following discussion summarizes the most significant activity that drove changes in the Company’s net income during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.

Net Interest Income

Net interest income increased $0.9 million comparing the six months ended June 30, 2021 to the six months ended June 30, 2020. Although average total loans increased $110.5 million comparing the six months ended June 30, 2021 to the six months ended June 30, 2020, interest income decreased $0.3 million comparing the two periods. The decrease in interest income is primarily due to margin compression, which has remained a challenge for the Company due in part to the interest rate environment that has persisted since the onset of the COVID-19 pandemic. In response to the interest rate environment, management has continued to reprice deposit liabilities at lower rates upon maturity. Due to these repricing efforts, annualized average total funding costs decreased to 0.37% for the six months ended June 30, 2021, compared to 0.75% for the six months ended June 30, 2020, which resulted in a reduction in interest expense of $1.1 million comparing the two periods.

Management expects the current lower interest rate environment, coupled with substantial growth in investable cash balances, to continue to put pressure on net interest income and margin. Accordingly, the Company will remain focused on deploying investable cash balances into loans or investment securities that meet the Company’s established credit standards, while at the same time seeking to reduce interest expense through continued liability repricing.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $0.9 million during the six months ended June 30, 2021, compared to $1.4 million during the six months ended June 30, 2020. The decrease in provisioning comparing the periods was due in part to improvement in the credit quality of the loan portfolio resulting from reductions in ALC’s consumer-related portfolio. As of June 30, 2021, total loans at ALC, which contain the highest charge-off rates in the Company’s loan portfolio, were reduced by $8.3 million compared to June 30, 2020. The loan volume reductions at ALC led to lower credit losses, but also contributed to margin compression as the mix of higher interest-earning loans decreased relative to prior periods.

In addition to changes in the credit quality mix of the Company’s loan portfolio, the overall economic outlook in the markets served by the Company continued to improve during the first half of 2021 compared to the prior fiscal year, including reductions in COVID-19-related deferments. Although a measure of economic uncertainty continues to exist, management believes that the allowance, which was calculated under an incurred loss model, was sufficient to absorb losses in the Company’s loan portfolio based on circumstances existing as of June 30, 2021. The Company will continue to closely monitor the impact of changing economic circumstances on the Company’s loan portfolio. In accordance with relevant accounting guidance for smaller reporting companies, the Company has not yet adopted the Current Expected Credit Loss (CECL) accounting model for the calculation of credit losses and is currently evaluating the impact that adopting CECL will have on the

Company’s financial statements. Due to its classification as a smaller reporting company by the Securities and Exchange Commission, the Company is not required to implement the CECL model until January 1, 2023; however, early adoption is permissible.

Non-interest Income

Non-interest income decreased by $0.9 million comparing the first half of 2021 to the first half of 2020. Approximately $0.6 million of the decrease resulted from reductions in service charges and related fees on the Bank’s deposit accounts, credit insurance income and secondary market mortgage revenues, while the remaining $0.3 million of the decrease resulted from net gains on the sale of investment securities that occurred during the first half of 2020 that were not repeated in the first half of 2021. The decrease in service charges is consistent with changes in deposit customer behaviors since the onset of the pandemic. The reduction in secondary market mortgage fees resulted from the discontinuance of the Bank’s mortgage division that became effective in the fourth quarter of 2020. Although the discontinuance resulted in a reduction in non-interest income, non-interest expense, primarily salaries and benefits, was reduced commensurately.

Non-interest Expense

Non-interest expense decreased $0.3 million comparing the six months ended June 30, 2021 to the six months ended June 30, 2020 due primarily to reductions in salaries and employee benefits. A portion of the expense reduction was associated with the discontinuation of the secondary mortgage marketing division.

Provision for Income Taxes

The Company’s effective tax rate was 22.1% for the six months ended June 30, 2021, a decrease from 23.3% for the six months ended June 30, 2020.

Balance Sheet Management

The Company’s asset base increased during the first half of 2021. As of June 30, 2021, assets totaled $946.9 million, compared to $890.5 million as of December 31, 2020.  The discussion below presents significant balance sheet components comparing June 30, 2021 to December 31, 2020.

Loans and Credit Quality

Total loans increased by $39.4 million as of June 30, 2021 compared to December 31, 2020. The increase was distributed primarily between indirect lending and real estate lending, which netted growth of $34.6 million and $12.5 million, respectively. Growth in real estate lending was split between construction and non-residential real estate, partially offset by a reduction in single family residential lending. Growth in the indirect portfolio continued to be focused on consumer loans secured by collateral that includes recreational vehicles, campers, boats, horse trailers and cargo trailers. The Bank does not originate auto loans in its indirect portfolio. The Bank now operates indirect lending in a 12-state footprint primarily in the southeastern United States, including Oklahoma, which became operational in the second quarter of 2021.

Aside from indirect lending, other consumer loan categories decreased during the first half of 2021. The direct consumer and branch retail categories, which consist primarily of loans at ALC, decreased by a total of $3.3 million during the first six months of 2021. The Bank’s commercial and industrial (“C&I”) portfolio also decreased during the period by $4.4 million. However, $0.3 million of this decrease resulted from a decline in PPP loans as they continue to be forgiven by the SBA.

Non-performing assets, including loans in non-accrual status and other real estate owned (OREO), decreased to $2.1 million as of June 30, 2021, compared to $4.0 million as of December 31, 2020. As a percentage of total assets, non-performing assets improved to 0.22% as of June 30, 2021, compared to 0.45% as of December 31, 2020. Net charge-offs as a percentage of average loans totaled 0.20% for the six months ended June 30, 2021, compared to 0.28% for the six months ended June 30, 2020.

Investment Securities

During the second quarter of 2021, additional investment securities were purchased in an effort to more effectively deploy excess cash. The investment securities portfolio continues to provide the Company with additional liquidity and allows management to fund a portion of loan growth from the maturity and payoff of securities within the portfolio. As of June 30, 2021, the investment securities portfolio increased to $123.6 million, compared to $91.4 million as of December 31, 2020. Management monitors its liquidity position, including forecasted expectations related to loan growth, when making determinations about whether to re-invest in the securities portfolio.

Deposits and Borrowings

Deposits totaled $837.9 million as of June 30, 2021, compared to $782.2 million as of December 31, 2020. The deposit growth reflected the impact of the pandemic on both business and consumer deposit holders, including preferences for liquidity, loan payment deferments, tax payment deferments, government stimulus receipts and generally lower consumer spending. Of the total increase in deposits, $22.8 million represented non-interest-bearing deposits, while $32.9 million were interest-bearing.

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

As of June 30, 2021, the Bank continued to maintain capital ratios at higher levels than the ratios required to be considered a “well-capitalized” institution under applicable banking regulations. As of June 30, 2021, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 11.14%. Its total capital ratio was 12.22%, and its Tier 1 leverage ratio was 8.60%.

Cash Dividend

The Company declared a cash dividend of $0.03 per share on its common stock in the second quarter of 2021, which is consistent with the Company’s dividend declaration for the first quarter of 2021 and each quarter of 2020.

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

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three- and six-month periods ended June 30, 2021 and 2020. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Total loans (Note A)	$673,676	$9,668	5.76%	$557,511	$9,237	6.66%
Taxable investment securities	97,237	344	1.42%	104,449	493	1.90%
Tax-exempt investment securities	3,506	16	1.83%	1,737	12	2.78%
Federal Home Loan Bank stock	870	8	3.69%	1,135	15	5.32%
Federal funds sold	83	—	0.00%	6,233	4	0.26%
Interest-bearing deposits in banks	91,340	23	0.10%	74,596	19	0.10%
Total interest-earning assets	866,712	10,059	4.66%	745,661	9,780	5.28%
Non-interest-earning assets:
Other assets	68,237			72,990
Total	$934,949			$818,651
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$235,493	$145	0.25%	$183,536	$138	0.30%
Savings deposits	187,655	148	0.32%	155,953	146	0.38%
Time deposits	230,473	412	0.72%	234,041	847	1.46%
Total interest-bearing deposits (Note B)	653,621	705	0.43%	573,530	1,131	0.79%
Borrowings	10,017	42	1.68%	10,230	26	1.02%
Total interest-bearing liabilities	663,638	747	0.45%	583,760	1,157	0.80%
Non-interest-bearing liabilities:
Demand deposits	173,842			140,621
Other liabilities	8,991			9,317
Shareholders’ equity	88,478			84,953
Total	$934,949			$818,651
Net interest income (Note C)		$9,312			$8,623
Net interest margin			4.31%			4.65%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $1.9 million and $3.5 million for the three months ended June 30, 2021 and 2020, respectively.

Note B	—

The annualized rate on total average funding costs, including total average interest-bearing liabilities and average non-interest-bearing demand deposits, was 0.36% and 0.64% for the three-month periods ended June 30, 2021 and 2020, respectively.

Note C	—

Loan fees are included in the interest amounts presented. Loan fees totaled $0.5 million and $0.4 million for the three-month periods ended June 30, 2021 and 2020, respectively. These amounts included PPP processing fees of $149 thousand and $31 thousand for the three-month periods ended June 30, 2021 and 2020, respectively.

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Total loans (Note A)	$663,338	$19,158	5.82%	$552,810	$18,876	6.87%
Taxable investment securities	90,233	650	1.45%	104,286	1,024	1.97%
Tax-exempt investment securities	3,514	32	1.84%	1,464	23	3.16%
Federal Home Loan Bank stock	987	17	3.47%	1,136	30	5.31%
Federal funds sold	84	—	0.00%	9,448	45	0.96%
Interest-bearing deposits in banks	93,311	47	0.10%	63,311	179	0.57%
Total interest-earning assets	851,467	19,904	4.71%	732,455	20,177	5.54%
Non-interest-earning assets:
Other assets	68,536			73,199
Total	$920,003			$805,654
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$230,351	$284	0.25%	$176,480	$313	0.36%
Savings deposits	181,202	293	0.33%	160,686	458	0.57%
Time deposits	234,544	871	0.75%	236,137	1,835	1.56%
Total interest-bearing deposits (Note B)	646,097	1,448	0.45%	573,303	2,606	0.91%
Borrowings	10,017	80	1.61%	10,176	62	1.23%
Total interest-bearing liabilities	656,114	1,528	0.47%	583,479	2,668	0.92%
Non-interest-bearing liabilities:
Demand deposits	166,566			127,431
Other liabilities	9,353			9,906
Shareholders’ equity	87,970			84,838
Total	$920,003			$805,654
Net interest income (Note C)		$18,376			$17,509
Net interest margin			4.35%			4.81%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $2.2 million and $3.6 million for the six months ended June 30, 2021 and 2020, respectively.

Note B	—

The annualized rate on total average funding costs, including total average interest-bearing liabilities and average non-interest-bearing demand deposits, was 0.37% and 0.75% for the six-month periods ended June 30, 2021 and 2020, respectively.

Note C	—

Loan fees are included in the interest amounts presented. Loan fees totaled $0.8 million and $0.9 million for the six-month periods ended June 30, 2021 and 2020, respectively. These amounts included PPP processing fees of $242 thousand and $31 thousand for the six-month periods ended June 30, 2021 and 2020, respectively.

The following tables summarize the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the current year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Compared to			Compared to
	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:			Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$1,925	$(1,494)	$431	$3,774	$(3,492)	$282
Taxable investment securities	(34)	(115)	(149)	(138)	(236)	(374)
Tax-exempt investment securities	12	(8)	4	32	(23)	9
Federal Home Loan Bank stock	(4)	(3)	(7)	(4)	(9)	(13)
Federal funds sold	(4)	—	(4)	(45)	—	(45)
Interest-bearing deposits in banks	4	—	4	85	(217)	(132)
Total interest-earning assets	1,899	(1,620)	279	3,704	(3,977)	(273)
Interest expense on:
Demand deposits	39	(32)	7	96	(125)	(29)
Savings deposits	30	(28)	2	58	(223)	(165)
Time deposits	(13)	(422)	(435)	(12)	(952)	(964)
Borrowings	(1)	17	16	(1)	19	18
Total interest-bearing liabilities	55	(465)	(410)	141	(1,281)	(1,140)
Increase (decrease) in net interest income	$1,844	$(1,155)	$689	$3,563	$(2,696)	$867

Net interest margin was reduced by 34 basis points to 4.31% during the second quarter of 2021, compared to 4.65% during the second quarter of 2020. Net interest margin decreased 46 basis points to 4.35% for the six months ended June 30, 2021 compared to 4.81% for the six months ended June 30, 2020. The reduction in net interest margin primarily resulted from the prevailing low interest rate environment and our asset-sensitive balance sheet. Since August 2019, the federal funds rate has been reduced by 225 basis points, including decreases totaling 150 basis points in March 2020 in response to the COVID-19 pandemic. Net interest margin was also affected by the decrease in higher interest-earning ALC consumer loans.

The Company’s average loan balance increased by $116.2 million comparing the second quarter of 2021 to the second quarter of 2020 and increased by $110.5 million comparing the six-month period ended June 30, 2021 to the same period of 2020. However, as a result of declining yields, interest earned on loans decreased $0.4 million comparing the three-month periods ended June 30, 2021 and 2020 and decreased $0.3 million comparing the six months ended June 30, 2021 to the corresponding period of 2020. The growth in average loans from June 30, 2020 to June 30, 2021 was funded through growth in deposits combined with maturities, sales and pay-downs in the Company’s investment portfolio. Accordingly, the average balance of the investment portfolio (taxable and tax-exempt combined) was reduced by $5.4 million and $12.0 million comparing the three and six months ended June 30, 2021 to the same periods in 2020. Based on this volume reduction, coupled with the reduced interest rate environment, interest earned on the investment portfolio declined by $0.1 million and $0.4 million comparing the three and six months ended June 30, 2021 to the same periods in 2020.

The COVID-19 pandemic has reduced economic activity and increased liquidity for deposit customers, consequently increasing the Company’s cash balances during 2020 and the first six months of 2021. In the current environment, the excess cash balances earn low yields, which has put downward pressure on net interest margin. Management remains focused on deploying investable cash balances into earning assets that meet the Company’s established credit standards, while maintaining appropriate levels of liquidity. In an effort to more effectively deploy excess cash, additional investment securities were purchased during the second quarter of 2021.

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

Provision for Loan and Lease Losses

The provision for loan and lease losses was $0.5 million during the second quarter of 2021, compared to $0.9 million during the second quarter of 2020, and was $0.9 million for the six months ended June 30, 2021, compared to $1.4 million for the six months ended June 30, 2020. The decrease in provisioning comparing the periods was due in part to improvement in the credit quality of the loan portfolio resulting from reductions in ALC’s consumer-related portfolio. As of June 30, 2021, total loans at ALC, which contain the highest charge-off rates in the Company’s loan portfolio, were reduced by $8.3 million compared to June 30, 2020, which led to lower credit losses.

Management believes that the allowance for loan and lease losses as of June 30, 2021, which was calculated under an incurred loss model, was sufficient to absorb losses in the Company’s loan portfolio based on circumstances existing as of the balance sheet date. However, the economic environment as a result of the COVID-19 pandemic continues to contain a significant level of uncertainty. Management will continue to closely monitor circumstances associated with the Company’s loan portfolio, and should economic circumstances deteriorate further, additional loan loss provisioning may be required. In accordance with relevant accounting guidance for smaller reporting companies, the Company has not yet adopted the Current Expected Credit Loss (CECL) accounting model for the calculation of credit losses and is currently evaluating the impact that adopting CECL will have on the Company’s financial statements. Due to its classification as a smaller reporting company by the Securities and Exchange Commission, the Company is not required to implement the CECL model until January 1, 2023; however, early adoption is permissible.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Service charges and other fees on deposit accounts	$240	$263	$(23)	(8.7)%	$506	$697	$(191)	(27.4)%
Credit insurance commissions and fees	(18)	45	(63)	(140.0)%	87	198	(111)	(56.1)%
Bank-owned life insurance	109	107	2	1.9%	217	215	2	0.9%
Net gain on sale and prepayment of investment securities	22	326	(304)	(93.3)%	22	326	(304)	(93.3)%
Mortgage fees from secondary market	—	176	(176)	(100.0)%	23	303	(280)	(92.4)%
Lease income	202	212	(10)	(4.7)%	411	424	(13)	(3.1)%
Other income	254	201	53	26.4%	494	464	30	6.5%
Total non-interest income	$809	$1,330	$(521)	(39.2)%	$1,760	$2,627	$(867)	(33.0)%

Non-interest income at the Bank consists of service charges and other fees on deposit accounts; bank-owned life insurance; net gains on the sale and prepayment of investment securities; gains on the sale of premises and equipment and other assets; fees from the secondary market mortgage activities; lease income; and other non-interest income, which includes fee income generated by the Bank, such as ATM fees and real estate rental income. Non-interest income at ALC consists of credit insurance commissions and fees and other non-interest income generated for ancillary services, such as ALC’s auto club membership program. Non-interest income decreased by $0.5 million and $0.9 million comparing the three- and six-month periods ended June 30, 2021 to the corresponding periods of 2020. The decrease resulted from reductions in service charges and related fees on the Bank’s deposit accounts, credit insurance income, secondary market mortgage revenues and net gains on the sale of investment securities. The decrease in service charges is consistent with changes in deposit customer behaviors since the onset of the pandemic. The decrease in net gains on the sale of investment securities resulted from the sale of securities that occurred during the six months ended June 30, 2020 that were not repeated during 2021. The reduction in secondary market mortgage fees resulted from the discontinuance of the Bank’s mortgage division that became effective in the fourth quarter of 2020. Although the discontinuance resulted in a reduction in non-interest income, non-interest expense, primarily salaries and benefits, was reduced commensurately.

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

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Salaries and employee benefits	$4,992	$5,193	$(201)	(3.9)%	$9,906	$10,329	$(423)	(4.1)%
Net occupancy and equipment expense	1,020	995	25	2.5%	2,059	1,996	63	3.2%
Computer services	485	424	61	14.4%	950	841	109	13.0%
Insurance expense and assessments	329	257	72	28.0%	645	499	146	29.3%
Fees for professional services	354	401	(47)	(11.7)%	711	679	32	4.7%
Postage, stationery and supplies	197	218	(21)	(9.6)%	412	432	(20)	(4.6)%
Telephone/data communications	227	229	(2)	(0.9)%	459	452	7	1.5%
Other real estate/foreclosure (income) expense, net	(20)	22	(42)	(190.9)%	(13)	41	(54)	(131.7)%
Other expense	815	842	(27)	(3.2)%	1,666	1,806	(140)	(7.8)%
Total non-interest expense	$8,399	$8,581	$(182)	(2.1)%	$16,795	$17,075	$(280)	(1.6)%

Non-interest expense decreased $0.2 million and $0.3 million comparing the three- and six-month periods ended June 30, 2021 to the corresponding periods of 2020 due primarily to reductions in salaries and employee benefits. A portion of the expense reduction was associated with the discontinuation of the secondary mortgage marketing division beginning in the fourth quarter of 2020. In general, non-interest expense is expected to increase over time due to inflationary pressures; however, management continues to maintain vigilance in efforts to reduce these costs where opportunities to do so exist. The Company has an ongoing strategic initiative to improve the Bank’s operating efficiency, which includes the closure of four banking offices later this year. After the initial closing costs, management expects the initiative to create reductions in non-interest expense.

Provision for Income Taxes

The provision for income taxes was $0.3 million and $0.1 million for the three-month periods ended June 30, 2021 and 2020, respectively, and the Company’s effective tax rate was 22.1% and 22.6%, respectively, for the same periods. The provision for income taxes was $0.5 million and $0.4 million for the six-month periods ended June 30, 2021 and 2020, respectively, and the Company’s effective tax rate was 22.1% and 23.3%, respectively, for the same periods.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 3.8 years and 2.2 years as of June 30, 2021 and December 31, 2020, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of June 30, 2021, available-for-sale securities totaled $118.7 million, or 96.1% of the total investment portfolio, compared to $85.0 million, or 93.0% of the total investment portfolio, as of December 31, 2020. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate bonds and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of June 30, 2021, held-to-maturity securities totaled $4.8 million, or 3.9% of the total investment portfolio, compared to $6.4 million, or 7.0% of the total investment portfolio, as of December 31, 2020. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of states and political subdivisions.

Loans and Allowance for Loan and Lease Losses

The tables below summarize loan balances by portfolio category at the end of each of the most recent five quarters as of June 30, 2021:

	Quarter Ended
	2021		2020
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$53,425	$48,491	$37,282	$35,472	$31,384
Secured by 1-4 family residential properties	78,815	82,349	88,856	95,147	93,010
Secured by multi-family residential properties	53,811	54,180	54,326	49,197	48,807
Secured by non-farm, non-residential properties	191,398	193,626	184,528	183,754	160,683
Commercial and industrial loans, including PPP loans	77,359	79,838	81,735	86,898	87,771
Consumer loans:
Direct consumer	26,937	26,998	29,788	30,048	33,299
Branch retail	31,688	31,075	32,094	33,145	33,000
Indirect sales	176,116	153,940	141,514	125,369	89,932
Total loans	$689,549	$670,497	$650,123	$639,030	$577,886
Less unearned interest, fees and deferred cost	4,067	3,792	4,279	4,240	5,401
Allowance for loan and lease losses	7,726	7,475	7,470	7,185	6,423
Net loans	$677,756	$659,230	$638,374	$627,605	$566,062

The tables below summarize changes in the allowance for loan and lease losses for each of the most recent five quarters as of June 30, 2021:

	Quarter Ended
	2021		2020
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Balance at beginning of period	$7,475	$7,470	$7,185	$6,423	$5,954
Charge-offs:
Real estate loans:
Construction, land development and other land loans	(1)	(21)	—	—	—
Secured by 1-4 family residential properties	4	(9)	(9)	(10)	(22)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Commercial and industrial loans, including PPP loans	—	—	—	—	—
Consumer loans:
Direct consumer	(278)	(348)	(274)	(385)	(470)
Branch retail	(92)	(130)	(95)	(58)	(79)
Indirect sales	(193)	(117)	(49)	(65)	(38)
Total charge-offs	(560)	(625)	(427)	(518)	(609)
Recoveries	313	229	243	234	228
Net charge-offs	(247)	(396)	(184)	(284)	(381)
Provision for loan and lease losses	498	401	469	1,046	850
Ending balance	$7,726	$7,475	$7,470	$7,185	$6,423
Ending balance as a percentage of loans (1)	1.13%	1.12%	1.16%	1.13%	1.12%
Net charge-offs as a percentage of average loans	0.15%	0.25%	0.11%	0.19%	0.27%

(1)   The allowance for loan and lease losses as a percentage of loans excluding PPP loans, which are guaranteed by the SBA, for each of the five most recent quarters was 1.15%, 1.15%, 1.18%, 1.16% and 1.15%, respectively.

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of June 30, 2021 were as follows:

	Quarter Ended
	2021		2020
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Non-accrual loans	$1,279	$2,509	$3,086	$3,053	$3,415
Other real estate owned	846	942	949	985	1,003
Total	$2,125	$3,451	$4,035	$4,038	$4,418
Nonperforming assets as a percentage of total assets	0.22%	0.37%	0.45%	0.47%	0.52%

Allocation of Allowance for Loan and Lease Losses

While no portion of the allowance for loan and lease losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for loan and lease losses as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Allocation Allowance	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$472	6.1%	7.8%	$393	5.3%	5.7%
Secured by 1-4 family residential properties	752	9.7%	11.4%	639	8.5%	13.7%
Secured by multi-family residential properties	511	6.6%	7.8%	577	7.7%	8.4%
Secured by non-farm, non-residential properties	1,915	24.8%	27.8%	1,566	21.0%	28.4%
Commercial and industrial loans, including PPP loans	693	9.0%	11.2%	1,008	13.5%	12.5%
Consumer loans:
Direct consumer	959	12.4%	3.9%	1,202	16.1%	4.6%
Branch retail	324	4.2%	4.6%	373	5.0%	4.9%
Indirect sales	2,100	27.2%	25.5%	1,712	22.9%	21.8%
Total loans	$7,726	100.0%	100.0%	$7,470	100.0%	100.0%

Deposits

Total deposits increased by 7.1% to $837.9 million as of June 30, 2021, from $782.2 million as of December 31, 2020. Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source that supports earning assets. Core deposits increased to $779.3 million, or 93.0% of total deposits, as of June 30, 2021, compared to $726.9 million, or 92.9% of total deposits, as of December 31, 2020. The deposit growth reflects the impact of the pandemic on both business and consumer deposit holders, including preferences for liquidity, loan payment deferments, tax payment deferments, government stimulus receipts and generally lower consumer spending.

Deposits, in particular core deposits, have historically been the Company’s primary source of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company’s primary source of funding in the future. The closure of four of the Bank’s banking offices scheduled for the third quarter of 2021 may cause a slowing in deposit growth later this year. We will continue to monitor deposit levels closely to help ensure an adequate level of funding for the Company’s activities. However, various economic and competitive factors could affect this funding source in the future, including increased competition from other financial institutions in deposit gathering, national and local economic conditions and interest rate policies adopted by the Federal Reserve and other central banks.

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
	(Dollars in Thousands)				(Dollars in Thousands)
Non-interest-bearing demand deposit accounts	$173,842	—	$140,621	—	$166,566	—	$127,431	—
Interest-bearing demand deposit accounts	235,493	0.25%	183,536	0.30%	230,351	0.25%	176,480	0.36%
Savings deposits	187,655	0.32%	155,953	0.38%	181,202	0.33%	160,686	0.57%
Time deposits	230,473	0.72%	234,041	1.46%	234,544	0.75%	236,137	1.56%
Total deposits	$827,463	0.34%	$714,151	0.64%	$812,663	0.36%	$700,734	0.75%
Total interest-bearing deposits	$653,621	0.43%	$573,530	0.79%	$646,097	0.45%	$573,303	0.91%

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. This category continues to be utilized as an alternative source of funds. During the three-month period ended June 30, 2021, these borrowings represented 1.5% of average interest-bearing liabilities, compared to 1.8% in the same period of 2020. During the six-month period ended June 30, 2021, these borrowings represented 1.5% of average interest-bearing liabilities, compared to 1.7% in the same period of 2020.

Shareholders’ Equity

The Company has historically placed significant emphasis on maintaining its strong capital base and continues to do so. As of June 30, 2021, shareholders’ equity totaled $88.8 million, or 9.4% of total assets, compared to $86.7 million, or 9.7% of total assets, as of December 31, 2020. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. Growth in retained earnings during the six months ended June 30, 2021 was supplemented by an increase in additional paid-in capital, as well as an increase in accumulated other comprehensive income associated with increases in the fair value of cash flow hedges during the six months ended June 30, 2021. The fair value of the cash flow hedges fluctuates based on changes in interest rates. Accordingly, the increase in the fair value of the hedges during the six months ended June 30, 2021 is not necessarily indicative of future performance of the portfolio.

Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and the desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During both of the six-month periods ended June 30, 2021 and 2020, Bancshares declared a dividend of $0.06 per common share, or approximately $0.4 million in aggregate amount.

As of June 30, 2021 and December 31, 2020, the Company retained approximately $21.8 million and $21.9 million in treasury stock, respectively. The Company initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of Bancshares’ common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors extended the expiration date of the share repurchase program for an additional year. On April 28, 2021, the Board of Directors approved the repurchase of an additional 1,000,000 shares of common stock under the share repurchase program and extended the expiration of the repurchase program to December 31, 2022. As of June 30, 2021, there were 1,054,961 shares available for repurchase under this program. During the six months ended June 30, 2021, there were no shares repurchased under this program. During the year ended December 31, 2020, 38,604 shares were repurchased under this program at a weighted average price of $11.70 per share, or $0.5 million in total. Share repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate, subject to applicable regulatory requirements. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended at any time at the Company’s discretion.

As of June 30, 2021 and December 31, 2020, a total of 115,506 and 111,419 shares of stock, respectively, were deferred in connection with Bancshares’ Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash or shares of Bancshares common stock. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares of stock as equity additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $109.3 million as of June 30, 2021 and $105.3 million as of December 31, 2020. Investment securities forecasted to mature or reprice in one year or less were estimated to be $7.5 million and $11.3 million of the investment portfolio as of June 30, 2021 and December 31, 2020, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. The investment securities portfolio had an estimated average life of 3.8 years and 2.2 years as of June 30, 2021 and December 31, 2020, respectively. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of both June 30, 2021 and December 31, 2020, the Company had $10.0 million of outstanding borrowings under FHLB advances. The Company had up to $227.9 million and $225.8 million in remaining unused credit from the FHLB (subject to available collateral) as of June 30, 2021 and December 31, 2020, respectively. In addition, the Company had $46.1 million and $46.4 million in unused established federal funds lines as of June 30, 2021 and December 31, 2020, respectively.

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a monthly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of June 30, 2021, pre-tax net interest margin and net interest income are forecasted to change over timeframes of six months, one year, two years and five years under the four listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	4	5	9	20
+2%	5	5	13	35
-1%	(5)	(10)	(17)	(29)
-2%	(10)	(15)	(23)	(34)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$208	$473	$1,866	$12,273
+2%	221	509	2,702	21,488
-1%	(256)	(962)	(3,527)	(17,138)
-2%	(487)	(1,503)	(4,765)	(20,100)

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

The table below is a summary of estimated market value changes in the Company’s assets, liabilities and equity as of June 30, 2021, for the four listed scenarios.

	+1%	+2%	-1%	-2%
	(Dollars in Thousands)
Change in market value of assets	$(19,302)	$(38,596)	$10,417	$14,622
Change in market value of liabilities	(22,850)	(41,072)	23,969	21,270
Net change in market value of equity	3,548	2,476	(13,552)	(6,648)
Beginning market value of equity	119,715	121,404	116,711	116,710
Resulting market value of equity	$123,263	$123,880	$103,159	$110,062
ITEM 4.	CONTROLS AND PROCEDURES

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2021, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of June 30, 2021, that Bancshares’ disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the second quarter of 2021:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
April 1 – April 30	—	$—	—	1,054,961
May 1 – May 31	—	$—	—	1,054,961
June 1 – June 30	—	$—	—	1,054,961
Total	—	$—	—	1,054,961

(1)	No shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the second quarter of 2021.
(2)

On December 16, 2020, the Board of Directors extended the share repurchase program initially approved by the Board on January 19, 2006, which authorized the repurchase of up to 642,785 shares of common stock.  On April 28, 2021, the Board of Directors approved the repurchase of an additional 1,000,000 shares of common stock under the share repurchase program, thereby increasing the number of shares authorized to repurchase as of June 30, 2021, to 1,054,961 shares.  The Board also approved on April 28, 2021, the extension of the current expiration date from December 31, 2021, to December 31, 2022.

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

101

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Comprehensive Income, (iii) Interim Condensed Consolidated Statements of Operations, (iv) Interim Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.

________________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: August 11, 2021

By:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)