Form 10-K
period 2021-12-31
FIRST US BANCSHARES, INC.
filed 2022-03-14
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO                 .

Commission file number: 000-14549

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $68,114,307.

As of March 9, 2022, the registrant had outstanding 6,157,156 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Shareholders to be held on April 28, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm PCAOB ID: 213Auditor Name: Carr, Riggs & Ingram, LLCAuditor Location: Atlanta, Georgia, United States

First US Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2021

*

Portions of the definitive proxy statement for the registrant’s 2022 Annual Meeting of Shareholders to be held on April 28, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning our expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the factors described in this Annual Report on Form 10-K for the year ended December 31, 2021. Specifically, with respect to statements relating to the sufficiency of the allowance for loan and lease losses, loan demand, cash flows, interest costs, growth and earnings potential, expansion and the Company’s positioning to handle the challenges presented by COVID-19, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas; market conditions and investment returns; changes in interest rates; the impact of the current COVID-19 pandemic on the Company’s business, the Company’s customers, the communities that the Company serves and the United States economy, including the impact of actions taken by governmental authorities to try to contain the virus and protect against it, through vaccinations and otherwise, or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security (CARES) Act and subsequent federal legislation) and the resulting effect on the Company’s operations, liquidity and capital position and on the financial condition of the Company’s borrowers and other customers; the pending discontinuation of the London Interbank Offer Rate (LIBOR) as an interest rate benchmark; the availability of quality loans in the Company’s service areas; the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets; collateral values; cybersecurity threats; and risks related to the Paycheck Protection Program. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

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

The Bank conducts a general commercial banking business and offers banking services such as demand, savings, individual retirement account and time deposits, personal and commercial loans, safe deposit box services and remote deposit capture. The Bank operates and serves its customers through 15 full-service banking offices located in Birmingham, Butler, Calera, Centreville, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill, Virginia; as well as loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area. The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals. The Bank also performs indirect lending through third-party retailers and currently conducts this lending in 12 states, including Alabama, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia. During the third quarter of 2021, the Company closed four banking offices located in Bucksville, Columbiana and south Tuscaloosa, Alabama, as well as Ewing, Virginia.

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

Human Capital Resources

Bancshares has no employees, other than the executive officers discussed in the information incorporated by reference in Part III, Item 10 of this report. As of December 31, 2021, the Bank had 167 full-time equivalent employees, and ALC had eight full-time equivalent employees. FUSB Reinsurance has no employees. None of our employees are party to a collective bargaining agreement. Management believes that the Company’s employee relations are good.

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

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This included having a substantial percentage of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

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

As of December 31, 2021, 78% of our workforce was comprised of females, and 17% of our workforce was comprised of individuals who are racially or ethnically diverse. Our Board of Directors includes three females and one racially or ethnically diverse member (representing 33% of Directors). Women and individuals who are racially or ethnically diverse represent 32% of our senior management team, which includes our executive officers.

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

The Dodd-Frank Act requires the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve and the Office of Comptroller of the Currency also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2021, these rules have not been implemented. With assets of approximately $958 million, we currently would not be subject to the rules as presently proposed but would become subject to the rules if our assets increased to $1 billion.

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

As of December 31, 2021, the Bank was “well-capitalized” under the prompt corrective action rules. This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be, and should not be, interpreted as a representation of our overall financial condition or prospects.

Legislative and Regulatory Responses to the COVID-19 Pandemic

The COVID-19 pandemic created extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. There have been a number of regulatory actions intended to help mitigate the adverse economic impact of the pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the pandemic.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. Several provisions within the CARES Act led to action from the bank regulatory agencies and there were also separate provisions within the legislation that directly impacted financial institutions. Section 4022 of the CARES Act allows, until the date the national emergency declared by the President terminates, borrowers with federally-backed one-to-four family mortgage loans experiencing a financial hardship due to the pandemic to request forbearance, regardless of delinquency status, for up to 360 days. Section 4022 also prohibited servicers of federally-backed mortgage loans from initiating foreclosures during the 60-day period beginning March 18, 2020. The FHFA announced that the FNMA and FHLMC would extend this single-family moratorium on foreclosures and evictions through December 31, 2020 and then through March 31, 2021. In addition, under Section 4023 of the CARES Act, until the date the national emergency declared by the President terminates, borrowers with federally-backed multifamily mortgage loans whose payments were current as of February 1, 2020, but who have since experienced financial hardship due to COVID-19, may request a forbearance for up to 90 days. Borrowers receiving such forbearance may not evict or charge late fees to tenants for its duration. On December 23, 2020, the FHFA announced an extension of forbearance programs for qualifying multifamily properties through March 31, 2021. These regulatory and legislative actions may be expanded, extended and amended as the pandemic and its economic impact continue.

The Paycheck Protection Program (“PPP”), originally established under the CARES Act and extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, authorizes financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of 2 years for loans originated prior to June 5, 2020 and 5 years for loans originated on or after June 5, 2020. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the Small Business Administration (“SBA”) reopened the PPP for First Draw PPP loans to small business and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw PPP loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion has been set aside for Second Draw PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low- or moderate-income neighborhoods. Generally speaking, businesses with more than 300 employees and/or less than a 25 percent reduction in gross receipts between comparable quarters in 2019 and 2020 are not eligible for Second Draw PPP loans. Further, maximum loan amounts have been increased for accommodation and food service businesses.

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

On March 11 2021, the American Rescue Plan Act of 2021 (the “ARP Act”) was enacted, implementing a $1.9 trillion package of stimulus and relief proposals. Among other things, the ARP Act provided (i) additional funding for the PPP program and an expansion of the program for the benefit of certain nonprofits, (ii) funding for the SBA to make targeted grants for restaurants and similar establishments, (iii) direct cash payments of up to $1,400 to individuals, subject to income provisions, (iv) an increase in the maximum annual Child Tax Credit, subject to income limitation provisions, (v) $300 a week in expanded unemployment insurance lasting through September 6, 2021 and made $10,200 in unemployment benefits tax free for households, subject to income limitation provisions, (vi) tax relief making any student loan forgiveness incurred between December 31, 2020, and January 1, 2026 non-taxable income, and (vii) funding to support state and local governments; K-12 schools and higher education; the Centers for Disease Control; public transit; rental assistance; child care; and airline industry workers.

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

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act, was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for testing technology and internal processes for Bank Secrecy Act compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain Bank Secrecy Act violations; and expands Bank Secrecy Act whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.

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

Website Information

The Bank’s website address is https://www.fusb.com. Bancshares does not maintain a separate website. Bancshares makes available free of charge on or through the Bank’s website, under the tabs “About – Investor Relations,” its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with the SEC. These reports are also available on the SEC’s website, https://www.sec.gov. Bancshares will provide paper copies of these reports to shareholders free of charge upon written request. Bancshares is not including the information contained on or available through the Bank’s website as a part of, or incorporating such information into, this Annual Report on Form 10-K.

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

Beginning in 2020, the global pandemic related to COVID-19 began to impact the worldwide economy and our results of operations. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. The COVID-19 pandemic has resulted, and may for some time continue to result, in illness, increased unemployment, temporary closures of many businesses, disruption to trade, travel, employee productivity and other economic activities, and destabilization of financial markets and economic activity. In response to the COVID-19 pandemic, the governments of the states in which we operate, and of most other states, took preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that were deemed to be non-essential. In the months subsequent to the onset of the pandemic, many of these restrictions have been eased. However, uncertainty remains as to the full extent of the impact of COVID-19 on the Company’s operational and financial performance, including the ultimate impact on the Company’s borrowers, customers, and vendors.

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

As we sought to protect the health and safety of our employees and customers during both 2020 and 2021, we took numerous actions to modify our business operations, including restricting employee travel, directing a significant percentage of our employees that were able to do so to work from home, closing the lobbies of many of our branches, and, in some cases, the branch itself, and implementing our business continuity plans and protocols. If the Company is unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected.

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

Risks Related to Credit

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

The measure of our allowance for loan losses depends in part on the adoption and interpretation of accounting standards. In 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses. This ASU provides a new credit impairment model, the Current Expected Credit Loss, or CECL model, which, as a result of a delay in implementation for smaller reporting companies announced by the FASB during the fourth quarter of 2019, will apply to us in fiscal years beginning after December 15, 2022. CECL will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, implementation of the CECL model will change our current method of providing allowances for loan losses, which would likely require us to increase our allowance for loan losses. Moreover, the CECL model likely would create more volatility in our level of allowance for loan losses. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan and lease losses as of the beginning of the first quarter of 2023, equal to the difference between the amount of our allowance under the incurred loss methodology and under CECL. However, we cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. A material increase in our level of allowance for loan losses could adversely affect our business, consolidated financial condition, results of operations and cash flows.

Risks Related to Our Market and Industry

Our business and operations may be materially adversely affected by national and local market economic conditions.

Our business and operations, which primarily consist of banking activities, including lending money to customers in the form of loans and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the United States generally, and in our local markets in particular. If economic conditions in the United States or any of our local markets weaken, our growth and profitability from our operations could be constrained. The current economic environment is characterized by interest rates near historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of delinquencies, defaults and charge-offs, additional provisions for loan losses, a decline in the value of our collateral, and an overall material adverse effect on the quality of our loan portfolio. Additionally, national financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events.

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

On March 5, 2021, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, released the much-anticipated feedback statement (“Cessation Statement”) reporting the results of its December 2020 Consultation on potential Cessation. Pursuant to the Cessation Statement, IBA intends to cease publication of (i) the 1 Week and 2 Month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and (ii) the Overnight and 1, 3, 6 and 12 Month USD LIBOR settings immediately following the LIBOR publication on June 30, 2023, subject to any rights of the UK Financial Conduct Authority (“FCA”), the regulatory supervisor of IBA, to compel IBA to continue publication using a changed methodology. The outcome of these actions and their impact on LIBOR could materially affect the economics as well as the timing of the transition away from LIBOR. US Banking Regulation required banks to stop originating new products using LIBOR by December 31, 2021. As of December 31, 2021, we no longer originate new loans or their products using any LIBOR index. As of December 31, 2021, approximately $90.6 million of our outstanding loans, and, in addition, certain derivative contracts, borrowings and other financial instruments have attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. We are subject to litigation and reputational risks if we are unable to renegotiate and amend existing contracts with counterparties that are dependent on LIBOR, including contracts that do not have fallback language.

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

Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. We are under continuous threat of loss due to hacking and cyber-attacks, especially as we continue to expand customer capabilities to utilize the internet and other remote channels to transact business. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. Therefore, the secure processing, transmission and storage of information in connection with our online banking services are critical elements of our operations. However, our network could be vulnerable to unauthorized access, computer viruses and other malware, phishing schemes or other security failures. In addition, our customers may use personal smartphones, tablet PCs or other mobile devices that are beyond our control systems in order to access our products and services. Our technologies, systems and networks, and our customers’ devices, may become the target of cyber-attacks, electronic fraud or information security breaches that could result in the unauthorized release, gathering, monitoring, use, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats. To the extent that our activities or the activities of our customers involve the processing, storage or transmission of confidential customer information, any breaches or unauthorized access to such information could present significant regulatory costs and expose us to litigation and other possible liabilities. Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits. In addition, we may not have adequate insurance coverage to compensate for losses from a cyber threat event. In February 2022, the New York State Department of Financial Services issued a warning that the Russian invasion of Ukraine significantly elevates the cyber risk for the U.S. financial sector. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential legal liability, reputational harm, damage to our competitive position, additional compliance costs, and the disruption of our operations, all of which could adversely affect our business, consolidated financial condition, results of operations and cash flows.

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

Risks Related to Strategic Planning

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

With the exception of its offices located in Knoxville and Powell, Tennessee, which are leased, the Bank owns all of its offices, including its executive offices, without encumbrances. ALC owns a commercial building in Jackson, Alabama, and leases additional office space in its Mobile, Alabama headquarters location. Bancshares does not separately own any property, and to the extent that its activities require the use of physical office facilities, such activities are conducted at the offices of the Bank. We believe that our properties are sufficient for our operations at the current time.

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

Bancshares’ common stock is listed on the Nasdaq Capital Market under the symbol “FUSB.” Prior to our name change on October 11, 2016, our common stock was listed on the Nasdaq Capital Market under the symbol “USBI.” As of March 9, 2022, there were approximately 673 record holders of Bancshares’ common stock (excluding any participants in any clearing agency and “street name” holders).

Bancshares declared total dividends of $0.12 per common share during both of the years ended December 31, 2021 and 2020. Bancshares expects to continue to pay comparable cash dividends in the future, subject to the results of operations of Bancshares and the Bank, legal and regulatory requirements and potential limitations imposed by financial covenants with third parties.

Share Repurchases

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the fourth quarter of 2021.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
October 1-31, 2021	—	$—	—	1,054,961
November 1-30, 2021	17,500	$11.42	17,500	1,037,461
December 1-31, 2021	28,248	$11.50	28,248	1,009,213
Total	45,748	$11.47	45,748	1,009,213
(1)

All shares were repurchased pursuant to Bancshares’ publicly announced share repurchase program. On December 16, 2020, the Board of Directors extended the share repurchase program initially approved by the Board on January 19, 2006, which had originally authorized the repurchase of up to 642,785 shares of common stock. On April 28, 2021, the Board of Directors approved the repurchase of an additional 1,000,000 shares of common stock under the share repurchase program and extended the expiration of the share repurchase program to December 31, 2022. As of December 31, 2021, Bancshares was authorized to repurchase up to 1,009,213 shares of common stock prior to the expiration date of December 31, 2022.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

Item 6.	Reserved

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the “Selected Financial Data” and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2021. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, and our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under Item 1A “Risk Factors” and elsewhere in this Annual Report.

Selected Financial Data

The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in Thousands, except Per Share Amounts)
Results of Operations:
Interest income	$39,921	$40,377	$43,588	$37,138	$31,100
Interest expense	2,950	4,611	6,646	4,350	2,706
Net interest income	36,971	35,766	36,942	32,788	28,394
Provision for loan and lease losses	2,010	2,945	2,714	2,622	1,987
Non-interest income	3,521	5,010	5,366	5,610	4,666
Non-interest expense	32,756	34,299	33,782	32,385	28,449
Income before income taxes	5,726	3,532	5,812	3,391	2,624
Provision for income taxes	1,275	825	1,246	901	3,035
Net income (loss)	$4,451	$2,707	$4,566	$2,490	$(411)
Per Share Data:
Basic net income (loss) per share	$0.70	$0.43	$0.71	$0.40	$(0.07)
Diluted net income (loss) per share	$0.66	$0.40	$0.67	$0.37	$(0.07)
Dividends per share	$0.12	$0.12	$0.09	$0.08	$0.08
Common stock price - High	$12.50	$12.00	$11.93	$13.62	$15.14
Common stock price - Low	$7.54	$5.18	$7.60	$7.60	$10.38
Period end price per share	$10.57	$9.02	$11.61	$7.95	$12.80
Period end shares outstanding (in thousands)	6,172	6,177	6,158	6,298	6,082
Period-End Balance Sheet:
Total assets	$958,302	$890,511	$788,738	$791,939	$625,581
Loans, net of allowance for loan and lease losses	700,030	638,374	545,243	514,867	346,121
Allowance for loan and lease losses	8,320	7,470	5,762	5,055	4,774
Investment securities, net	134,319	91,422	108,356	153,949	180,150
Total deposits	838,126	782,212	683,662	704,725	517,079
Short-term borrowings	10,046	10,017	10,025	527	15,594
Long-term borrowings	10,653	—	—	—	10,000
Total shareholders’ equity	90,064	86,678	84,748	79,437	76,208
Book value	14.59	14.03	13.76	12.61	12.53
Performance Ratios:
Loans to deposits	83.5%	81.6%	79.8%	73.1%	66.9%
Net interest margin	4.23%	4.69%	5.18%	5.27%	5.08%
Return on average assets	0.47%	0.32%	0.58%	0.36%	(0.07)%
Return on average equity	5.01%	3.17%	5.51%	3.26%	(0.52)%
Asset Quality:
Allowance for loan and lease losses as % of loans	1.17%	1.16%	1.05%	0.97%	1.36%
Nonperforming assets as % of loans and other real estate	0.59%	0.62%	0.87%	0.82%	1.67%
Nonperforming assets as % of total assets	0.43%	0.45%	0.61%	0.54%	0.95%
Net charge-offs as a % of average loans	0.16%	0.21%	0.38%	0.57%	0.62%
Capital Adequacy:
CET 1 risk-based capital ratio	11.36%	11.78%	12.78%	12.62%	18.41%
Tier 1 risk-based capital ratio	11.36%	11.78%	12.78%	12.62%	18.41%
Total risk-based capital ratio	12.44%	12.92%	13.77%	13.53%	19.60%
Tier 1 leverage ratio	9.17%	8.98%	9.61%	8.96%	11.89%

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

The Bank conducts a general commercial banking business and offers banking services such as demand, savings, individual retirement account and time deposits, personal and commercial loans, safe deposit box services and remote deposit capture. The Bank operates and serves its customers through 15 full-service banking offices located in Birmingham, Butler, Calera, Centreville, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill, Virginia; as well as loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area. The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals. The Bank also performs indirect lending through third-party retailers and currently conducts this lending in 12 states, including Alabama, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia. During the third quarter of 2021, the Company closed four banking offices located in Bucksville, Columbiana and south Tuscaloosa, Alabama, as well as Ewing, Virginia.

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

Delivery of the best possible financial services to customers remains an overall operational focus of the Company. The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 175 full-time equivalent employees (as of December 31, 2021), to ensure customer satisfaction and convenience.

The following discussion and financial information are presented to aid in an understanding of the Company’s consolidated financial position, changes in financial position, results of operations and cash flows and should be read in conjunction with the financial statements and notes thereto included herein. The emphasis of the discussion is on the years 2021 and 2020. All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

RECENT MARKET CONDITIONS: COVID-19 PANDEMIC

The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity and other economic activities have had, are currently having, and may for some time continue to have a destabilizing effect on financial markets and economic activity. The extent of the impact of COVID-19 on the Company’s operational and financial performance is currently uncertain, cannot be predicted and will depend on certain developments, including, among others, the spread of COVID-19 and its variants, the success of vaccination and containment efforts, the duration of the pandemic, its impact on our customers, employees and vendors, and the continued governmental, regulatory and private sector responses, which may be precautionary, to COVID-19.

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

In light of the changing economic outlook as a result of COVID-19, in March 2020, the Federal Reserve reduced the target federal funds rate by 150 basis points. This reduction in interest rates and other economic uncertainties that have arisen as a result primarily of the COVID-19 pandemic have and are likely to continue to negatively impact net interest income, provisions for loan losses and noninterest income. Additional negative financial impacts could occur; however, the ultimate potential impact is not known at this time.

Response to the COVID-19 Pandemic and the CARES Act

Loan Deferments and Credit Risk Identification

In accordance with section 4013 of the Coronavirus Aid, Relief and Economic Security (CARES) Act and interpretive guidance from banking regulators, in 2020, the Company implemented initiatives to provide short-term payment relief to borrowers who were negatively impacted by COVID-19. As of December 31, 2021, loans that continued to be in pandemic-related deferment totaled $0.4 million, compared to $8.1 million as of December 31, 2020 and $95.2 million as of June 30, 2020, at the height of deferment activity. Management believes that the decrease in deferred loans over the past six quarters is indicative of the strength of the credit quality within the portfolio.

In addition, at the onset of the pandemic, management identified certain categories of loans that it believed to be at “high-risk” of potential default or credit loss due to the COVID-19 pandemic. The “high-risk” category, which includes loans collateralized by hotels/motels and dine-in restaurants, decreased to $11.4 million, or 1.3% of the loan portfolio, as of December 31, 2021, compared to $13.5 million, or 2.1% of the loan portfolio, as of December 31, 2020.

The spread of COVID-19 has created a global public health crisis that has resulted in widespread volatility and deterioration in household, business, economic and market conditions. Although loans in deferment status and loans in the “high-risk” category have decreased, the Company will continue to closely monitor the impact of changing economic circumstances on the Company’s loan portfolio.

Paycheck Protection Program

Sections 1102 and 1106 of the CARES Act added a new program administered by the SBA entitled the Paycheck Protection Program (“PPP”).  The PPP was intended to provide economic relief to small businesses throughout the United States that were adversely impacted by COVID-19.  An Interim Final Rule related to the PPP was issued on April 2, 2020, and additional clarifications to the Interim Final Rule were provided subsequently by the SBA. Loans originated under the PPP are 100% guaranteed by the SBA and are forgivable in whole, or in part, if the loan proceeds were used by the borrower for payroll and other permitted purposes in accordance with the requirements of the PPP.  If not forgiven in whole or in part, the loans carry a fixed interest rate of 1.00% per annum with payments deferred for a period of time under criteria prescribed in the PPP.  As compensation for originating a PPP loan, the Company received lender processing fees from the SBA ranging from 1% to 5% of the original loan balance, depending on the size of the loan.  Processing fees, net of origination costs, are deferred and amortized as interest income over the contractual life of the loan.  Upon forgiveness of a PPP loan by the SBA, any unrecognized net deferred fees are recognized as interest income in the period of forgiveness. In March 2021 a bill was signed by the President that extended the deadline to apply for a PPP loan to May 31, 2021.

During 2020 and 2021, the Company originated and funded 267 PPP loans with an aggregate balance of $20.4 million at origination.  PPP loans were initially originated by the Company for a term of two years as prescribed by the CARES Act; however, a June 5, 2020 amendment to the CARES Act (i) provided for a five-year minimum loan term for loans originated beginning on that date and (ii) permitted lenders to amend loans previously issued under two-year terms to terms of five to ten years if mutually agreed upon by both lender and borrower.  As of December 31, 2021, 37 of the PPP loans originated by the Company remained outstanding with a total outstanding balance remaining of $1.7 million. All remaining outstanding loans as of December 31, 2021 were under five-year terms. Processing fees that were amortized as interest income totaled $504 thousand for the year ended December 31, 2021, compared to $161 thousand for the year ended December 31, 2020.  As of December 31, 2021, the Company had $83 thousand in remaining net deferred PPP loan fees.

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

Allowance for Loan and Lease Losses

The Company maintains the allowance for loan and lease losses at a level deemed adequate by management to absorb probable losses from loans and leases in the portfolio at the balance sheet date. In determining the adequacy of the allowance for loan and lease losses, management considers numerous factors, including, but not limited to, management’s estimate of: (a) loan and lease loss experience; (b) the financial condition and liquidity of certain loan customers; and (c) collateral values of property securing certain loans and leases. Because these factors and others involve the use of management’s estimation and judgment, the allowance for loan and lease losses is inherently subject to adjustment at future dates. Unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan or lease delinquencies and subsequent charge-offs, or the availability of new information could require additional provisions in excess of normal provisions to the allowance for loan and lease losses in future periods. No allowance for loan and lease losses is carried over or established at acquisition for purchased loans acquired in business combinations. Loans acquired in business combinations that are deemed impaired at acquisition, purchased credit impaired (“PCI”) loans, are grouped into pools and evaluated separately from the non-PCI portfolio. The estimated cash flows to be collected on PCI loans are discounted at a market rate of interest. Subsequent to the acquisition of PCI loans, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities and other factors that are reflective of current market conditions. Subsequent decreases in expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows will generally result in a reversal of the provision for loan losses to the extent of prior charges. There can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additions to the allowances will not be required. See “Summary of Loan Loss Experience” for additional analysis of the activity in the allowance for loan and lease losses.

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of cost over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is determined to have an indefinite useful life and is not amortized, but is tested for impairment at least annually or more frequently if events or circumstances exist that indicate that a goodwill impairment test should be performed. The Company performs its annual goodwill impairment test as of October 1. Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value. In testing goodwill for impairment, U.S. GAAP permits the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In this qualitative assessment, the Company evaluates events and circumstances that may include, but are not limited to, the general economic environment, banking industry and market conditions, the overall financial performance of the Company, the performance of the Company’s common stock, the key financial performance metrics of the Company’s reporting units and events affecting the reporting units to determine if it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If the quantitative impairment test is required or the decision to bypass the qualitative assessment is elected, the Company performs the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. A recognized impairment loss cannot be reversed in future periods even if the fair value of the reporting unit subsequently recovers. Goodwill impairment was neither indicated nor recorded during the years ended December 31, 2021 or 2020. As of October 1, 2021, the date of our most recent impairment test, the Bank reporting unit had a fair value that was in excess of its carrying value.

Other intangible assets consist of core deposit intangible assets arising from acquisitions. Core deposit intangibles have definite useful lives and are amortized on an accelerated basis over their estimated useful lives. The Company’s core deposit intangibles have estimated useful lives of 7 years. In addition, these intangibles are evaluated for impairment whenever events or circumstances exist that indicate that the carrying amount should be reevaluated. As of December 31, 2021, the Company had $0.6 million in other intangible assets, and there was no indication of impairment.

Other Real Estate Owned

Other real estate owned (“OREO”) consists of properties obtained through foreclosure or in satisfaction of loans, as well as closed Bank and ALC branches. It is reported at the net realizable value of the property, less estimated costs to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

Deferred Tax Asset Valuation

Income tax expense and current and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. Deferred tax assets may also arise from the carryforward of operating loss or tax credit carryforwards as allowed by applicable federal or state tax jurisdictions. In addition, there may be transactions and calculations for which the ultimate tax outcomes are uncertain and the Company’s tax returns are subject to audit by various tax authorities. Although we believe that estimates related to income taxes are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in the consolidated financial statements. In evaluating the ability to recover deferred tax assets in the tax jurisdictions from which they arise, management considers all available positive and negative evidence, including the Company’s historical earnings and, in particular, the results of recent operations, expected reversals of temporary differences, the ability to utilize tax planning strategies and the expiration dates of any operating loss and tax credit carryforwards. A valuation allowance is recognized for a deferred tax asset if, based on the weight of all available evidence, it is more likely than not that some portion of or the entire deferred tax asset will not be realized. The assumptions about the amount of future taxable income require the use of significant judgment and are consistent with the plans and estimates that management uses in the underlying business. At this time, management considers it to be more likely than not that the Company will have sufficient taxable income in the future to allow all deferred tax assets to be realized. Accordingly, a valuation allowance was not established for deferred tax assets as of either December 31, 2021 or 2020.

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

EXECUTIVE OVERVIEW

For the year ended December 31, 2021, the Company earned net income of $4.5 million, or $0.66 per diluted common share, compared to net income of $2.7 million, or $0.40 per diluted common share, for the year ended December 31, 2020.

Summarized condensed consolidated statements of operations are included below for the years ended December 31, 2021 and 2020, respectively.

	Year Ended December 31,
	2021	2020
	(Dollars in Thousands)
Interest income	$39,921	$40,377
Interest expense	2,950	4,611
Net interest income	36,971	35,766
Provision for loan losses	2,010	2,945
Net interest income after provision for loan losses	34,961	32,821
Non-interest income	3,521	5,010
Non-interest expense	32,756	34,299
Income before income taxes	5,726	3,532
Provision for income taxes	1,275	825
Net income	$4,451	$2,707
Basic net income per share	$0.70	$0.43
Diluted net income per share	$0.66	$0.40
Dividends per share	$0.12	$0.12

Strategic Initiatives

In 2021, the Company made significant progress on strategic initiatives aimed at improving operating efficiency, focusing the Company’s loan growth activities, and fortifying asset quality.  Two significant initiatives were implemented in the third quarter of 2021 as described below.

ALC Dissolution Strategy

On September 3, 2021, ALC ceased new business development and permanently closed its 20 branch lending locations in Alabama and Mississippi to the public.  This initiative resulted in the reduction of personnel primarily during the third quarter of 2021, and is expected to reduce the Company’s expense structure significantly on a prospective basis.  As of December 31, 2021, ALC employed eight full-time equivalent employees, compared to 81 as of December 31, 2020.  In addition, all but two of ALC’s branch leases were terminated by December 31, 2021, and one of the two remaining leases is expected to be terminated in the first quarter of 2022. ALC’s remaining staff continues to collect payments on loans through its Mobile, Alabama headquarters office. Management expects that the majority of ALC’s loans will be paid off by the end of 2023.

The dissolution strategy resulted in significant expense savings for the Company in the fourth quarter of 2021 that is expected to continue in future periods.  However, interest income earned on ALC’s loans will also continue to decline in future periods as the loans pay down.  Accordingly, the Company’s focus remains on continued loan growth in other areas of the Bank’s portfolio, as well as efforts to continue to simplify the Company’s ongoing operations and reduce expenses.

Over time, the reduction of loans at ALC is expected to improve the Company’s asset quality significantly. ALC’s loans, and in particular, its direct consumer portfolio, have historically had the Company’s highest level of losses. Approximately 66.1% and 92.8% of the Company’s net charge-offs were related to loans in ALC’s portfolio in 2021 and 2020, respectively. As ALC’s portfolio is reduced, additional management effort will be focused on building the Company’s other loan portfolios, including commercial and consumer portfolios that are aligned with the Company’s long-term strategy for growth in assets of strong credit quality.

Banking Center Closures

Effective September 3, 2021, the Bank also closed four of its previously existing banking centers. The decision to close these offices was based on analysis of banking center activity, profitability and Community Reinvestment Act assessment. The closures included banking centers located in Bucksville, Columbiana and south Tuscaloosa, Alabama, as well as Ewing, Virginia. These closures are expected to further reduce the Company’s operating expenses on an ongoing basis. Deposits associated with the closed branches were reduced by approximately $6.6 million between the date of closure and December 31, 2021.  The reduction in deposits helped improve the efficiency of the Company’s balance sheet during the latter part of 2021.

Significant Impacts on Earnings

The discussion that follows summarizes the most significant activity that impacted changes in the Company’s operations during 2021 as compared to 2020.

Net Interest Income

Net interest income increased $1.2 million comparing the year ended December 31, 2021 to the year ended December 31, 2020, The interest rate environment continued to be challenging in 2021 due to interest rate margin compression that began in early 2020 following decreases in the federal funds rate at the onset of the COVID-19 pandemic.  The Company’s improvement in net interest income in 2021 compared to 2020, resulted from a decrease in interest expense of $1.7 million as deposit liabilities continued to reprice at lower rates throughout the course of the year.  The reduction in interest expense was partially offset by a decrease in interest income of $0.5 million, comparing 2021 to 2020, also driven by the interest rate environment. Interest income was bolstered by strong loan growth in the Bank’s indirect consumer portfolio, construction, commercial real estate, and commercial and industrial (“C&I”) loan categories.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $2.0 million during the year ended December 31, 2021, compared to $2.9 million during the year ended December 31, 2020. The reduction in loan loss provisions in 2021 was due primarily to overall improvement in the economic outlook comparing the two years, as well as the reduced volume of loans in ALC’s portfolio which has historically carried the Company’s highest level of losses. While ALC’s provision for loan and lease losses decreased comparing 2021 to 2020, subsequent to initiation of the ALC dissolution strategy, ALC’s loan loss reserve was increased to account for the inherent uncertainty associated with ALC’s branch closures.

Non-interest Income

Non-interest income decreased to $3.5 million for the year ended December 31, 2021, compared to $5.0 million for the year ended December 31, 2020.  The reduction was due to decreases in a number of revenue streams, including mortgage fees from secondary market loans, gains on sale of assets and investment securities, service charges on deposits, and credit insurance commissions and fees.  These reductions were generally consistent with the general impact of the COVID-19 pandemic and the Company’s initiatives to reduce expense by discontinuing certain service lines.

Non-interest Expense

Non-interest expense decreased to $32.8 million for the year ended December 31, 2021, compared to $34.3 million for the year ended December 31, 2020.  The expense reduction was primarily driven by the impact of the Company’s strategic initiatives to reduce expense, and drive efficiency through simplification of the Company’s business and processes.  Of the total expense reduction comparing 2021 to 2020, $1.4 million was associated with reductions in salaries and employee benefits as the Company reduced employment levels through the ALC dissolution strategy, Bank branch closures and other efficiency efforts. As a result of these efforts, the Company’s full time equivalent employees totaled 175 as of December 31, 2021, compared to 270 as of December 31, 2020.

Balance Sheet Trends

The Company’s asset base increased by 7.6% during 2021. As of December 31, 2021, assets totaled $958.3 million, compared to $890.5 million as of December 31, 2020. The discussion below presents significant balance sheet components comparing December 31, 2021 to December 31, 2020.

Loan Growth

Total loans increased by $61.7 million as of December 31, 2021, compared to December 31, 2020. The increase was most pronounced in indirect lending which grew by $64.4 million. The Company’s indirect portfolio is comprised of loans secured by collateral that generally includes recreational vehicles, campers, boats and horse trailers. Since early 2020, the Bank has experienced substantial growth in indirect lending as consumers sought alternatives to more traditional travel and leisure activities in the wake of the COVID-19 pandemic, and as the Bank expanded its lending platform into additional states. As of December 31, 2021, indirect lending was operated in a 12-state footprint primarily in the southeastern United States.

Commercial lending efforts in 2021 led to growth in the Bank’s construction, commercial real estate (secured by non-farm, non-residential properties), and C&I categories of $29.8 million, $13.4 million, and $2.5 million, respectively, for the year. The growth in these portfolios was consistent with the commercial lending team’s focus areas and is indicative of continued improvement in economic activity in larger metropolitan markets, primarily in the southeast, that the Bank serves.

Growth in the aforementioned loan categories was partially offset by decreases during 2021 in other loan categories including 1-4 residential family, multifamily residential, PPP loans, direct consumer and branch retail.  The reduction in PPP loans was anticipated given the nature of these loans which are administered by the SBA in response to the COVID-19 pandemic. PPP loans are no longer being originated by the Bank, and the reduction in loan balances during 2021 represented loans that were forgiven by the SBA. In addition, the reduction in 1-4 family residential loans included $9.2 million in 1-4 family rental investment properties, a loan category that management has generally sought to reduce exposure in the recent environment. The direct consumer and branch retail categories are primarily comprised of loans in ALC’s consumer portfolio. Accordingly, these categories are expected to decrease as the ALC dissolution strategy continues.

Asset Quality

The Company’s non-performing assets, including loans in non-accrual status and OREO, totaled $4.2 million as of December 31, 2021, compared to $4.0 million as of December 31, 2020. During 2021, increases in the total amount of nonperforming assets resulted primarily from banking centers that were closed during the year and reclassified into OREO. As a percentage of total assets, non-performing assets were reduced to 0.43% as of December 31, 2021, compared to 0.45% as of December 31, 2020.  As a percentage of average loans, net charge-offs were reduced to 0.16% for the year ended December 31, 2021, compared to 0.20% for the year ended December 31, 2020.

Investment Securities

The investment securities portfolio continues to provide the Company with additional liquidity and allows management to fund a portion of loan growth from the maturity and payoff of securities within the portfolio. As of December 31, 2021, the investment securities portfolio totaled $134.3 million, compared to $91.4 million as of December 31, 2020. Management monitors its liquidity position, including forecasted expectations related to loan growth, when making determinations about whether to re-invest in the securities portfolio.

Deposit Growth

Deposits totaled $838.1 million as of December 31, 2021, compared to $782.2 million as of December 31, 2020. The deposit growth during 2021 reflected the continued impact of the COVID-19 pandemic on both business and consumer deposit holders, including preferences for liquidity, loan payment deferments, tax payment deferments, stimulus checks and lower consumer spending. Of the total increase in deposits, $22.6 million represented non-interest-bearing deposits, while $33.3 million represented interest-bearing deposits. The Company’s deposit growth slowed during the latter months of 2021 due, in part, to the banking center closures initiated in September 2021, as well as continued reductions in deposit pricing, particularly term deposits. Total deposits decreased by $8.7 million during the fourth quarter of 2021, representing the first quarter of deposit reduction since March 31, 2020, at the onset of the COVID-19 pandemic.

Subordinated Debt Issuance

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031 (the “Notes”). The Notes bear interest at a rate of 3.50% per annum for the first five years, at which time the interest rate will be reset quarterly to a benchmark interest rate per annum which, subject to certain conditions provided in the Notes, will be equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 275 basis points. The Company expects to use the net proceeds for general corporate purposes, which may include the repurchase of the Company’s common stock, and to support organic growth plans, including the maintenance of capital ratios. Following receipt of the net proceeds of the Notes, the Company invested $5.0 million into capital surplus of the Bank.

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

During 2021, the Bank maintained capital ratios at higher levels than the ratios required to be considered a “well-capitalized” institution under applicable banking regulations. As of December 31, 2021, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 11.36%. Its total capital ratio was 12.44%, and its Tier 1 leverage ratio was 9.17%.

Cash Dividend

The Company declared a cash dividend of $0.03 per share on its common stock in each quarter of 2021, resulting in dividends totaling $0.12 per share for the year ended December 31, 2021, compared to $0.12 per share for the year ended December 31, 2020.

Share Repurchases

During 2021, the Company completed share repurchases totaling 45,748 shares of its common stock at a weighted average price of $11.47 per share. The share repurchases were completed under the Company’s existing share repurchase program, which was amended in April 2021 to allow the repurchase of additional shares through its date of expiration on December 31, 2022.  As of December 31, 2021, a total of 1,009,213 shares remained available for repurchase under the program.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is calculated as the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company’s earning assets consist of loans, taxable and tax-exempt investments, Federal Home Loan Bank stock, federal funds sold by the Bank and interest-bearing deposits in banks. Interest-bearing liabilities consist of interest-bearing demand deposits and savings and time deposits, as well as borrowings.

The following table shows the average balances of each principal category of assets, liabilities and shareholders’ equity for the years ended December 31, 2021 and 2020. Additionally, the table provides an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Year Ended December 31,
	2021			2020
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Total loans (Note A)	$685,010	$38,229	5.58%	$590,200	$38,251	6.48%
Taxable investment securities	107,141	1,503	1.40%	99,096	1,761	1.78%
Tax-exempt investment securities	3,370	60	1.78%	2,503	55	2.20%
Federal Home Loan Bank stock	928	34	3.66%	1,135	51	4.49%
Federal funds sold	83	—	—	4,740	45	0.95%
Interest-bearing deposits in banks	76,972	95	0.12%	65,609	214	0.33%
Total interest-earning assets	873,504	39,921	4.57%	763,283	40,377	5.29%
Non-interest-earning assets:
Other assets	66,782			70,716
Total	$940,286			$833,999

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$236,084	$553	0.23%	$192,035	$577	0.30%
Savings deposits	193,766	599	0.31%	162,636	756	0.46%
Time deposits	226,425	1,517	0.67%	233,815	3,143	1.34%
Total interest-bearing deposits (Note B)	656,275	2,669	0.41%	588,486	4,476	0.76%
Borrowings	13,512	281	2.08%	10,156	135	1.33%
Total interest-bearing liabilities	669,787	2,950	0.44%	598,642	4,611	0.77%
Non-interest-bearing liabilities:
Demand deposits	172,187			140,196
Other liabilities	9,416			9,741
Shareholders’ equity	88,896			85,420
Total	$940,286			$833,999
Net interest income (Note C)		$36,971			$35,766
Net interest margin			4.23%			4.69%

Note A — For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. The loans averaged $1.8 million and $3.3 million for the years ended December 31, 2021 and 2020, respectively.

Note B — The annualized rate on total average funding costs, including total average interest-bearing liabilities and average non-interest-bearing demand deposits, was 0.35% and 0.62% for the years ended December 31, 2021 and 2020, respectively.

Note C — Loan fees are included in the interest amounts presented. Loan fees totaled $1.7 million and $2.0 million for 2021 and 2020, respectively.

The following table summarizes the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	2021 Compared to 2020 Increase (Decrease) Due to Change In:			2020 Compared to 2019 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$6,145	$(6,167)	$(22)	$4,727	$(6,111)	$(1,384)
Taxable investments	143	(401)	(258)	(648)	(301)	(949)
Tax-exempt investments	19	(14)	5	15	(15)	—
Federal Home Loan Bank stock	(9)	(8)	(17)	13	(20)	(7)
Federal funds	(44)	(1)	(45)	(162)	(65)	(227)
Interest-bearing deposits in banks	37	(156)	(119)	520	(1,164)	(644)
Total interest-earning assets	6,291	(6,747)	(456)	4,465	(7,676)	(3,211)
Interest expense on:
Demand deposits	132	(156)	(24)	125	(396)	(271)
Savings deposits	145	(302)	(157)	13	(889)	(876)
Time deposits	(99)	(1,527)	(1,626)	(216)	(715)	(931)
Other borrowings	45	101	146	86	(43)	43
Total interest-bearing liabilities	223	(1,884)	(1,661)	8	(2,043)	(2,035)
Increase (decrease) in net interest income	$6,068	$(4,863)	$1,205	$4,457	$(5,633)	$(1,176)

Net interest income for the year ended December 31, 2021 increased by $1.2 million compared to the year ended December 31, 2020.  The increase in net interest income comparing the two periods resulted from a decrease in interest expense of $1.7 million, partially offset by a decrease of $0.5 million in interest income.  Both interest income and interest expense were impacted by the prevailing low interest rate environment that has persisted since the first quarter of 2020. Average yield on interest-earning assets was reduced to 4.57% in 2021, compared to 5.29% in 2020, while aggregate funding costs, including noninterest-bearing deposits, decreased to 0.35% in 2021, compared to 0.62% in 2020.  Net interest margin decreased by 46 basis points to 4.23% for the year ended December 31, 2021, compared to 4.69% for the year ended December 31, 2020.

It is expected that net interest income will continue to be impacted significantly by the interest rate environment.  Management’s interest rate risk modeling generally indicates that both net interest margin and net interest income would benefit in a rising interest rate environment and would decrease in a reducing interest rate environment.  In addition, the Company’s strategy to cease new business development at ALC is expected to reduce average yields on loans in the near term until the ALC portfolio has paid down to nominal levels. Management expects that growth in loan volume with loans of sufficient credit quality will enhance net interest income over time as earning assets are shifted from lower earning cash and federal funds sold balances into loan assets.  However, the environment for both loan and deposit generation is highly competitive and subject to the interest rate environment.  Reductions in either loan volume or deposit levels could result in downward pressure on net interest income.

Based on recent statements by the Federal Reserve chair, it is expected that the Federal Open Market Committee will begin raising interest rates to address inflationary pressures, and may continue monetary tightening throughout much of 2022. Although, as described above, the Company’s interest margin generally will benefit from rising interest rates, rates may rise in an uneven manner causing unpredictable effects, and higher rates could negatively affect the economy, loan demand and borrowers’ financial position.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $2.0 million for the year ended December 31, 2021, compared to $2.9 million for the year ended December 31, 2020. Net charge-offs totaled $1.2 million, or 0.16% of average loans, in 2021, compared to $1.2 million, or 0.21% of average loans, in 2020.

The reduction in loan loss provisions in 2021 was attributable to overall improvement in the economic outlook in the Company’s service territories, as well as reduced loan volume in ALC’s loan portfolio which has historically carried the Company’s highest level of losses. In accordance with regulatory guidance, at the onset of the COVID-19 pandemic, over 1,900 of the Company’s borrowers requested and were granted COVID-19 pandemic-related loan payment deferments. As of December 31, 2021, loans that continued to be in pandemic-related deferment totaled only $0.4 million, compared to $95.2 million as of June 30, 2020, in the early stages of the pandemic. The decrease in deferred loans over the past six quarters is indicative of the strength of the credit quality of the portfolio, as well as the overall general improvement in the economic outlook. While ALC’s provision for loan and leases losses decreased comparing 2021 to 2020, subsequent to initiation of the ALC dissolution strategy, ALC’s loan loss reserve was increased to account for the inherent uncertainty associated with ALC’s branch closures.

Management believes that the allowance for loan and lease losses as of December 31, 2021, which was calculated under an incurred loss model, was sufficient to absorb losses in the Company’s loan portfolio based on circumstances existing as of the balance sheet date. Furthermore, we believe that continued pay off of ALC’s direct consumer loans will continue to lead to reduced provisions over time.  However, uncertainty continues to exist related to various economic factors, including, but not limited to, the ultimate impact on the Company’s borrowers of supply chain disruption, geopolitical activities, and any future impacts of the pandemic. Accordingly, management will continue to monitor circumstances associated with the loan portfolio. Should economic circumstances deteriorate, additional loan loss provisioning may be required.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$1,069	$1,301	$(232)	(17.8)%
Credit insurance commissions and fees	192	309	(117)	(37.9)%
Bank-owned life insurance	439	433	6	1.4%
Net gain on sale and prepayment of investment securities	22	326	(304)	(93.3)%
Mortgage fees from secondary market	23	567	(544)	(95.9)%
Lease income	830	842	(12)	(1.4)%
Gain on sales of premises and equipment and other assets	19	324	(305)	NM
Other income	927	908	19	2.1%
Total non-interest income	$3,521	$5,010	$(1,489)	(29.7)%

NM: Not Meaningful

The Company’s non-interest income was reduced in 2021 due to decreases in a number of revenue streams, including mortgage fees from secondary market loans, gains on sale of assets and investment securities, service charges on deposits, and credit insurance commissions and fees. The reduction in mortgage fees resulted from the Company’s decision to discontinue its mortgage division beginning in the fourth quarter of 2020. The reduction in mortgage fee income was offset by commensurate reductions in non-interest expense, primarily salaries and benefits, associated with the mortgage division. The reduction in credit insurance commissions and fees resulted from the general decline in ALC’s loan volume during 2021, as well as the cessation of new business during the latter part of the year. Revenue reductions associated with credit insurance income were partially offset by commensurate reductions in non-interest expense that are expected to continue over time.

Certain of the Company’s non-interest revenue sources, including gains on sale of investments and assets are largely dependent on facts and circumstances at a given point in time, and accordingly, revenues from these sources cannot be forecasted with any certainty.  Non-interest revenues earned from service charges and other fees on deposit accounts have generally declined during recent years based on changes in depositor preferences for liquidity, particularly during the pandemic.  Management will continue to evaluate opportunities to add new non-interest revenue streams or to grow existing streams; however, significant growth in non-interest income is not expected in the near term.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$19,157	$20,536	$(1,379)	(6.7)%
Net occupancy and equipment expense	4,388	4,185	203	4.9%
Computer services	1,832	1,796	36	2.0%
Insurance expense and assessments	1,361	1,042	319	30.6%
Fees for professional services	1,275	1,297	(22)	(1.7)%
Postage, stationery and supplies	802	836	(34)	(4.1)%
Telephone/data communication	903	908	(5)	(0.6)%
Other real estate/foreclosure expense, net	(371)	64	(435)	NM
Other	3,409	3,635	(226)	(6.2)%
Total non-interest expense	$32,756	$34,299	$(1,543)	(4.5)%

NM: Not Meaningful

The decrease in non-interest expense in 2021 compared to 2020 is consistent with management’s strategic initiatives intended to improve operating efficiency, focus the Company’s loan growth activities, and fortify asset quality. The most significant initiative introduced was the decision, effective September 3, 2021, to cease all new business development at ALC and to close all 20 of ALC’s branch lending locations in Alabama and Mississippi to the public. This initiative resulted in pre-tax expense reductions netting to $1.3 million in the fourth quarter of 2021. The fourth quarter expense reductions were partially offset by one-time pre-tax charges totaling approximately $0.4 million associated with the initiative. Including costs incurred in both the third and fourth quarters of 2021, one-time charges totaled $0.9 million in 2021 and included severance and related personnel costs, lease termination costs, fixed asset valuation adjustments, termination of technology contracts, and other costs to administer the branch closures. This amount represents the majority of one-time charges that are currently expected. Future non-interest expenses at ALC are expected to consist primarily of ongoing personnel and operating expenses associated with collection of ALC’s remaining loan portfolio.

In addition to the ALC dissolution strategy, on September 3, 2021, the Bank closed four of its previously existing banking offices. The decision to close these offices was based on analysis of banking center activity, profitability and Community Reinvestment Act assessment.  The closures included banking centers located in Bucksville, Columbiana and south Tuscaloosa, Alabama, as well as Ewing, Virginia.

Implementation of the ALC dissolution strategy, combined with the Bank’s branch closures and other operational efficiency efforts, led to significant reductions in the Company’s personnel levels, and resulted in reduced salaries and employee benefits expense comparing 2021 to 2020. Of the $1.4 million in net salary and benefits expense reduction in 2021, $0.9 million was realized in the fourth quarter. As of December 31, 2021, the Company employed 175 full-time equivalent employees (including 167 at the Bank and eight at ALC), compared to 270 full-time equivalent employees (189 at the Bank and 81 at ALC) as of December 31, 2020.

The ALC dissolution strategy also impacted net occupancy and equipment expense in 2021. One-time lease termination costs and fixed asset valuation adjustments associated with the strategy totaled $0.5 million (included in the $0.9 million total one-time charges total described above).  As of December 31, 2021, all but two of ALC’s branch leases had been terminated and all expenses associated with the terminations had been incurred. Of the two remaining leases, one was expected to terminate during the first quarter of 2022 and one represents ALC’s headquarters office that continues to house the remaining ALC staff.

Other significant changes in non-interest expense included insurance expense and assessments that increased by $0.3 million in 2021 compared to 2020 due primarily to growth in the Company’s total assets which resulted in increased regulatory assessments.  In addition, net other real estate/foreclosure expense was reduced due to $0.5 million in gains on sale of three OREO properties, including two of the Bank’s branches that were closed in the third quarter of 2021.

The strategic initiatives implemented in 2021 are expected to continue to reduce the Company’s expense structure in the near term.  One of management’s primary focuses continues to be business simplification and process improvements in an effort to continue improving the Company’s overall efficiency levels.

Provision for Income Taxes

The provision for income taxes was $1.3 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively. The Company’s effective tax rate was 22.3% and 23.4%, respectively, for the same periods.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 3.7 years and 2.2 years as of December 31, 2021 and 2020, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of December 31, 2021, available-for-sale securities totaled $130.9 million, or 97.4% of the total investment portfolio, compared to $85.0 million, or 93.0% of the total investment portfolio, as of December 31, 2020. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate bonds and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of December 31, 2021, held-to-maturity securities totaled $3.4 million, or 2.6% of the total investment portfolio, compared to $6.4 million, or 7.0% of the total investment portfolio, as of December 31, 2020. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of states and political subdivisions.

Investment Securities Maturity Schedule

The following tables summarize the carrying values and weighted average yield of the available-for-sale and held-to-maturity securities portfolios as of December 31, 2021, according to contractual maturity. Available-for-sale securities are stated at fair value. Held-to-maturity securities are stated at amortized cost.

	Available-for-Sale
	Stated Maturity as of December 31, 2021
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities available-for-sale:
Mortgage-backed securities:
Residential	$—	0.00%	$3,510	2.27%	$41,151	1.29%	$6,759	1.32%
Commercial	—	0.00%	2,525	1.60%	9,995	1.58%	12,451	1.34%
Obligations of states and political subdivisions	—	0.00%	1,647	1.15%	410	4.47%	2,261	1.03%
Corporate notes	—	0.00%	2,031	1.36%	13,450	2.99%	—	0.00%
U.S. Treasury securities	80	0.11%	—	0.00%	24,900	0.81%	9,713	1.20%
Total	$80	0.11%	$9,713	1.97%	$89,906	1.46%	$31,184	1.26%
Total securities with stated maturity							$130,883	1.45%

	Held-to-Maturity
	Stated Maturity as of December 31, 2021
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities held-to-maturity:
Mortgage-backed securities:
Residential	$—	0.00%	$—	0.00%	$261	2.46%	$507	2.18%
Commercial	—	0.00%	—	0.00%	1,522	1.97%	593	1.81%
Obligations of states and political subdivisions	400	2.14%	—	0.00%	—	0.00%	153	3.05%
Total	$400	2.14%	$—	0.00%	$1,783	2.05%	$1,253	2.11%
Total securities with stated maturity							$3,436	2.06%

Condensed Portfolio Maturity Schedule

Maturity Summary as of December 31, 2021	Dollar Amount	Portfolio Percentage
	(Dollars in Thousands)
Maturing in three months or less	$480	0.4%
Maturing after three months to one year	—	0.0%
Maturing after one year to three years	3,294	2.5%
Maturing after three years to five years	31,318	23.3%
Maturing after five years to fifteen years	76,503	57.0%
Maturing in more than fifteen years	22,724	16.9%
Total	$134,319	100.0%

Loans and Allowance for Loan Losses

The tables below summarize loan balances by portfolio category at the end of each of the most recent five years as of December 31, 2021:

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$67,048	$37,282	$30,820	$42,648	$26,333
Secured by 1-4 family residential properties	72,727	88,856	104,537	110,756	45,073
Secured by multi-family residential properties	46,000	54,326	50,910	23,009	16,579
Secured by non-farm, non-residential properties	197,901	184,528	162,981	156,162	105,133
Commercial and industrial loans	73,947	81,735	90,957	85,779	69,969
Consumer loans:
Direct consumer	21,689	29,788	38,040	38,583	39,300
Branch retail	25,692	32,094	32,305	28,324	26,434
Indirect sales	205,940	141,514	45,503	40,609	28,637
Total loans	$710,944	$650,123	$556,053	$525,870	$357,458
Less unearned interest, fees and deferred cost	2,594	4,279	5,048	5,948	6,563
Allowance for loan losses	8,320	7,470	5,762	5,055	4,774
Net loans	$700,030	$638,374	$545,243	$514,867	$346,121

The tables below summarize changes in the allowance for loan and lease losses for each of the most recent five years as of December 31, 2021:

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in Thousands)
Balance at beginning of period	$7,470	$5,762	$5,055	$4,774	$4,856
Charge-offs:
Real estate loans:
Construction, land development and other loan loans	(23)	—	—	—	—
Secured by 1-4 family residential properties	(12)	(61)	(101)	(101)	(28)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Commercial and industrial loans	(6)	—	—	(3)	(16)
Consumer loans:
Direct consumer	(1,230)	(1,621)	(2,000)	(2,482)	(2,360)
Branch retail	(377)	(374)	(425)	(415)	(538)
Indirect sales	(483)	(152)	(301)	(116)	(49)
Total charge-offs	(2,131)	(2,208)	(2,827)	(3,117)	(2,991)
Recoveries	971	971	820	776	922
Net charge-offs	(1,160)	(1,237)	(2,007)	(2,341)	(2,069)
Provision for loan and lease losses	2,010	2,945	2,714	2,622	1,987
Ending balance	$8,320	$7,470	$5,762	$5,055	$4,774
Ending balance as a percentage of loans	1.17%	1.16%	1.05%	0.97%	1.36%
Net charge-offs as a percentage of average loans	0.16%	0.21%	0.38%	0.57%	0.62%

Nonperforming Assets

Nonperforming assets at the end of the five most recent years as of December 31, 2021 were as follows:

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in Thousands)
Non-accrual loans	$2,008	$3,086	$3,723	$2,759	$2,148
Other real estate owned	2,149	949	1,078	1,505	3,792
Total	$4,157	$4,035	$4,801	$4,264	$5,940
Nonperforming assets as a percentage of loans and other real estate	0.59%	0.62%	0.87%	0.82%	1.67%
Nonperforming assets as a percentage of total assets	0.43%	0.45%	0.61%	0.54%	0.95%

The increase in nonperforming assets as of December 31, 2021 compared to December 31, 2020, resulted from Bank and ALC branches that were closed and transferred to OREO. The increase in OREO was partially offset by a decrease in nonaccrual loans during 2021.

Summarized below is information concerning income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2021	2020
	(Dollars in Thousands)
Total loans accounted for on a non-accrual basis	$2,008	$3,086
Interest income that would have been recorded under original terms	52	161
Interest income reported and recorded during the year	30	42

Allocation of Allowance for Loan and Lease Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for loan and lease losses as of the end of the five years indicated.

	2021		2020		2019		2018		2017
	Allocation Allowance	% Loans in Each Category	Allocation Allowance	% Loans in Each Category	Allocation Allowance	% Loans in Each Category	Allocation Allowance	% Loans in Each Category	Allocation Allowance	% Loans in Each Category
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$628	9.4%	$393	5.7%	$197	5.5%	$241	8.1%	$205	7.4%
Secured by 1-4 family residential properties	690	10.2%	639	13.7%	466	18.8%	346	21.1%	290	12.6%
Secured by multi-family residential properties	437	6.5%	577	8.4%	422	9.2%	128	4.4%	116	4.6%
Secured by non-farm, non-residential properties	1,958	27.8%	1,566	28.4%	964	29.3%	831	29.7%	777	29.4%
Commercial and industrial loans	860	10.4%	1,008	12.5%	1,377	16.4%	1,138	16.3%	1,049	19.6%
Consumer loans:
Director consumer	1,004	3.1%	1,202	4.6%	1,625	6.8%	1,799	7.3%	1,715	11.0%
Branch retail	304	3.6%	373	4.9%	395	5.8%	427	5.4%	393	7.4%
Indirect sales	2,439	29.0%	1,712	21.8%	316	8.2%	145	7.7%	229	8.0%
Total	$8,320	100.0%	$7,470	100.0%	$5,762	100.0%	$5,055	100.0%	$4,774	100.0%

Summary of Loan Loss Experience

The following table summarizes the Company’s loan loss experience for each of the two years indicated.

	2021	2020
	(Dollars in Thousands)
Balance of allowance for loan and lease losses at beginning of period	$7,470	$5,762
Charge-offs:
Real estate loans:
Construction, land development and other land loans	(23)	—
Secured by 1-4 family residential properties	(12)	(61)
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	—	—
Commercial and industrial loans	(6)	—
Consumer loans:
Direct consumer	(1,230)	(1,621)
Branch retail	(377)	(374)
Indirect sales	(483)	(152)
Total charge-offs	(2,131)	(2,208)
Recoveries:
Real estate loans:
Construction, land development and other land loans	22	—
Secured by 1-4 family residential properties	14	22
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	5	14
Commercial and industrial loans	21	10
Consumer loans:
Direct consumer	626	725
Branch retail	215	186
Indirect sales	68	14
Total recoveries	971	971
Net charge-offs	(1,160)	(1,237)
Provision for loan and lease losses	2,010	2,945
Balance of allowance for loan and lease losses at end of period	$8,320	$7,470
Ratio of net charge-offs during period to average loans outstanding	0.16%	0.21%

Deposits

Total deposits increased by 7.1% to $838.1 million as of December 31, 2021, from $782.2 million as of December 31, 2020. Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source that supports earning assets. Core deposits totaled $775.1 million, or 92.5% of total deposits, as of December 31, 2021, compared to $726.9 million, or 92.9% of total deposits, as of December 31, 2020. The deposit growth during the year ended December 31, 2021 reflected the continued impact of the COVID-19 pandemic on both business and consumer deposit holders, including preferences for liquidity, loan payment deferrals, tax payment deferrals, stimulus checks and lower consumer spending. Of the total increase in deposits, $22.6 million represented non-interest-bearing deposits, while $33.3 million were interest-bearing deposits. The Company’s deposit growth slowed during the latter months of 2021 due, in part, to the banking center closures initiated in September 2021, as well as continued reductions in deposit pricing, particularly term deposits. Total deposits decreased by $8.7 million during the fourth quarter of 2021, representing the first quarter of deposit reduction since March 31, 2020, at the onset of the COVID-19 pandemic.

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

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

	2021		2020
	Average Amount	Rate	Average Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposit accounts	$172,187	—	$140,196	—
Interest-bearing demand deposit accounts	236,084	0.23%	192,035	0.30%
Savings deposits	193,766	0.31%	162,636	0.46%
Time deposits	226,425	0.67%	233,815	1.34%
Total deposits	$828,462	0.32%	$728,682	0.61%
Total interest-bearing deposits	$656,275	0.41%	$588,486	0.76%

As of December 31, 2021, uninsured demand and savings deposits (deposits in excess of $250 thousand, which is the maximum amount for federal deposit insurance) totaled $93.9 million. In addition, as of December 31, 2021, uninsured time deposits totaled $63.0 million. Maturities of time deposits of greater than $250 thousand outstanding as of December 31, 2021 and 2020 are summarized as follows:

Maturities	December 31,
	2021	2020
	(Dollars in Thousands)
Three months or less	$13,340	$6,629
Over three through six months	6,794	4,043
Over six through twelve months	6,291	7,699
Over twelve months	36,576	36,941
Total	$63,001	$55,312

Maturities of time certificates of deposit of greater than $100 thousand and less than $250 thousand outstanding as of December 31, 2021 and 2020 are summarized as follows:

Maturities	December 31,
	2021	2020
	(Dollars in Thousands)
Three months or less	$13,951	$32,712
Over three through six months	9,993	10,859
Over six through twelve months	17,240	24,570
Over twelve months	13,944	16,094
Total	$55,128	$84,235

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and subordinated debt. These liabilities continue to be utilized by the Company as alternative sources of funds. As of December 31, 2021, these liabilities represented 2.4% of interest-bearing liabilities, compared to 1.3% as of December 31, 2020.

	Short-Term Borrowings (Maturity Less Than One Year)	Long-Term Borrowings (Maturity One Year or Greater)
	(Dollars in Thousands)
Other interest-bearing liabilities outstanding at year-end:
2021	$10,046	$—
2020	$10,017	$—
Weighted average interest rate at year-end:
2021	0.18%	4.20%
2020	1.33%	0.00%
Maximum amount outstanding at any month end:
2021	$10,046	$10,653
2020	$10,335	$—
Average amount outstanding during the year:
2021	$10,028	$2,682
2020	$10,156	$—
Weighted average interest rate during the year:
2021	0.17%	4.20%
2020	1.33%	0.00%

Shareholders’ Equity

The Company has historically placed significant emphasis on maintaining its strong capital base and continues to do so. As of December 31, 2021, shareholders’ equity totaled $90.1 million, or 9.4% of total assets, compared to $86.7 million, or 9.7% of total assets, as of December 31, 2020. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. Growth in retained earnings during the year ended December 31, 2021 was offset by an increase in accumulated other comprehensive loss associated with decreases in the fair value of the available-for-sale investment portfolio during the year ended December 31, 2021. The fair value of the available-for-sale investment portfolio fluctuates based on changes in interest rates. Accordingly, the negative fair value of the portfolio during the year ended December 31, 2021 is not necessarily indicative of future performance of the portfolio.

Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and the desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During both years ended December 31, 2021 and 2020, Bancshares declared dividends of $0.12 per common share, or approximately $0.7 million in aggregate amount.

As of December 31, 2021 and 2020, the Company retained $22.3 million and $21.9 million, respectively, in treasury stock. Under a program initiated in 2006, on an annual basis, Bancshares’ Board of Directors has continued to authorize management to repurchase shares of the Company’s common stock. As of December 31, 2020, 54,961 shares remained available for repurchase under this program. On April 28, 2021, the Board of Directors approved the repurchase of an additional 1,000,000 shares under the program and extended the expiration of the share repurchase program to December 31, 2022.  As of December 31, 2021, 1,009,213 shares remained available for purchase under the program.  During the year ended December 31, 2021, a total of 45,748 shares were repurchased at a weighted average price of $11.47 per share, or $0.5 million, in total.  During the year ended December 31, 2020, a total of 38,604 shares were repurchased under the program at a weighted average price of $11.70 per share, or $0.5 million, in total. Under the program, share repurchases may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate, subject to applicable regulatory requirements.  The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended at any time at the Company’s discretion.

As of December 31, 2021 and 2020, a total of 117,825 and 111,419 shares of stock, respectively, were deferred in connection with Bancshares’ Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash or shares of Bancshares common stock. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares of stock as additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

Liquidity and Capital Resources

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $102.4 million as of December 31, 2021 and $105.3 million as of December 31, 2020. Investment securities forecasted to mature or reprice in one year or less were estimated to be $9.5 million and $11.3 million of the investment portfolio as of December 31, 2021 and 2020, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of December 31, 2021, the investment securities portfolio had an estimated average life of 3.7 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of both December 31, 2021 and 2020, the Company had $10.0 million of outstanding short-term borrowings under FHLB advances.  In addition, on October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031. Net of unamortized debt issuance costs, the subordinated notes were recorded as long-term borrowings totaling $10.7 million as of December 31, 2021.  The Company did not have any long-term borrowings outstanding as of December 31, 2020.

The Company had up to $237.0 million and $225.8 million in remaining unused credit from the FHLB (subject to available collateral) as of December 31, 2021 and 2020, respectively. In addition, the Company had $46.0 million and $46.4 million in unused established federal funds lines as of December 31, 2021 and 2020, respectively. The Company believes that these potential funding sources will continue to be available.

Management believes that the Company has adequate sources of liquidity to cover its contractual obligations and commitments over the next twelve months.

Regulatory Capital

The Bank is subject to the revised capital requirements as described in the section captioned “Supervision and Regulation – Capital Adequacy” included in Part I, Item I of this report.  Under these requirements, the Bank is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal banking regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can result in mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Bancshares and the Bank, and could impact Bancshares’ ability to pay dividends. As of both December 31, 2021 and 2020, the Bank exceeded all applicable minimum capital standards, and met applicable regulatory guidelines to be considered well-capitalized. No significant conditions or events have occurred since December 31, 2021 that management believes would affect the Bank’s classification as well-capitalized for regulatory purposes.

Refer to the section captioned “Regulatory Capital” included in Note 15, “Shareholders’ Equity,” in the Notes to the Consolidated Financial Statements for an illustration of the Bank’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2021 and December 31, 2020. Additionally, refer to the section captioned “Dividend Restrictions” included in Note 15 for a discussion regarding restrictions that could materially influence the Bank’s, and therefore Bancshares’, ability to pay dividends.

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

As part of interest rate risk management, the Company may use derivative instruments in accordance with policies established by the Board of Directors. The Asset/Liability Committee, in its oversight role, approves the use of derivatives, which include interest rate swaps, caps and floors. As of December 31, 2021, the Bank held five forward interest rate swap contracts. The interest rate swap contracts, which are designated as either cash flow hedges or fair value hedges, are intended to mitigate risk associated with rising interest rates by converting floating interest rate payments to a fixed rate or by converting a pool of fixed rate loans to a variable rate. See Note 17, “Derivative Financial Instruments,” in the Notes to the Consolidated Financial Statements for additional information related to these derivative instruments.

Contractual Obligations

The Company has contractual obligations to make future payments under debt and lease agreements. Long-term debt and operating lease obligations are reflected on the consolidated balance sheets. The Company has not entered into any unconditional purchase obligations or other long-term obligations, other than as included below. These types of obligations are further discussed in Note 10, “Borrowings,” and Note 16, “Leases,” in the Notes to Consolidated Financial Statements.

Many of the Bank’s lending relationships, including those with commercial and consumer customers, contain both funded and unfunded elements. The unfunded component of these commitments is not recorded in the consolidated balance sheets. These commitments are further discussed in Note 20, “Guarantees, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.

The following table summarizes the Company’s contractual obligations as of December 31, 2021:

	Payment Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(Dollars in Thousands)
Time deposits	$213,028	$135,443	$45,833	$31,398	$354
Commitments to extend credit	164,247	164,247	—	—	—
Subordinated notes (1)	12,925	385	770	770	11,000
FHLB advances	10,000	10,000	—	—	—
Operating leases	2,573	427	870	685	591
Standby letters of credit	582	582	—	—	—
Total	$403,355	$311,084	$47,473	$32,853	$11,945

(1)

Contractual obligations for the subordinated notes include the contractual fixed interest payments during the first five years of the note, as well as the final principal payment at the end of the 10-year term of the note. The note is callable by the Company after the first five years.  If not called, the interest rate becomes variable. Since interest payments under a variable rate cannot be forecasted with certainty, contractual interest during the variable period is not included in the table above.

Off-Balance Sheet Obligations

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources other than as described in Note 16 “Leases,” Note 17 “Derivative Financial Instruments” and Note 20 “Guarantees, Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

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

Financial simulation models are the primary tools used by the Company’s Asset/Liability Committee to measure interest rate exposure. Using a wide range of scenarios, management is provided with extensive information on the potential impact on net interest income caused by changes in interest rates. In these simulations, assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of the Company’s balance sheet resulting from both strategic plans and customer behavior. Simulation models also incorporate management’s assumptions regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates paid on deposits and charged on loans.

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a periodic basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of December 31, 2021, pre-tax net interest margin and net interest income are forecasted to change over timeframes of six months, one year, two years and five years under the four listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	5	6	9	19
+2%	8	8	14	33
+3%	1	1	9	36
+4%	(3)	(3)	7	42
-1%	(7)	(12)	(20)	(35)
-2%	(15)	(23)	(34)	(54)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$253	$543	$1,748	$9,269
+2%	372	779	2,701	15,607
+3%	39	90	1,764	17,141
+4%	(152)	(317)	1,375	19,993
-1%	(340)	(1,125)	(3,758)	(16,723)
-2%	(727)	(2,164)	(6,552)	(25,737)

Item 8.	Financial Statements and Supplementary Data.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2021.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First US Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First US Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan and Lease Losses

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for loan and lease losses (“allowance”) reflects the Company’s estimation of probable incurred losses in its loan portfolio.  The allowance was $8,320,000 on loans of $711 million as of December 31, 2021 and consisted of two components: the allowance for loans individually evaluated for impairment (“specific reserve”), and the allowance for loans collectively evaluated for impairment (“general reserve”).

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

Atlanta, Georgia

March 14, 2022

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$10,843	$12,235
Interest-bearing deposits in banks	50,401	82,180
Total cash and cash equivalents	61,244	94,415
Federal funds sold	82	85
Investment securities available-for-sale, at fair value	130,883	84,993
Investment securities held-to-maturity, at amortized cost	3,436	6,429
Federal Home Loan Bank stock, at cost	870	1,135
Loans, net of allowance for loan and lease losses of $8,320 and $7,470, respectively	700,030	638,374
Premises and equipment, net of accumulated depreciation of $21,916 and $23,774, respectively	25,123	28,206
Cash surrender value of bank-owned life insurance	16,141	15,846
Accrued interest receivable	2,556	2,807
Goodwill and core deposit intangible, net	8,069	8,410
Other real estate owned	2,149	949
Other assets	7,719	8,862
Total assets	$958,302	$890,511

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$174,501	$151,935
Interest-bearing	663,625	630,277
Total deposits	838,126	782,212
Accrued interest expense	224	292
Other liabilities	9,189	11,312
Short-term borrowings	10,046	10,017
Long-term borrowings	10,653	—
Total liabilities	868,238	803,833

Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,634,918 and 7,596,351 shares issued, respectively; 6,172,378 and 6,176,556 shares outstanding, respectively	75	75
Additional paid-in capital	14,163	13,786
Accumulated other comprehensive loss, net of tax	(276)	(52)
Retained earnings	98,428	94,722
Less treasury stock: 1,462,540 and 1,419,795 shares at cost, respectively	(22,326)	(21,853)
Total shareholders’ equity	90,064	86,678
Total liabilities and shareholders’ equity	$958,302	$890,511

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2021	2020
Interest income:
Interest and fees on loans	$38,229	$38,251
Interest on investment securities:
Taxable	1,503	1,761
Tax-exempt	60	55
Other interest and dividends	129	310
Total interest income	39,921	40,377
Interest expense:
Interest on deposits	2,669	4,476
Interest on short-term borrowings	145	135
Interest on long-term borrowings	136	—
Total interest expense	2,950	4,611
Net interest income	36,971	35,766
Provision for loan and lease losses	2,010	2,945
Net interest income after provision for loan and lease losses	34,961	32,821
Non-interest income:
Service and other charges on deposit accounts	1,069	1,301
Net gain on sales and prepayments of investment securities	22	326
Mortgage fees from secondary market	23	567
Lease income	830	842
Other income, net	1,577	1,974
Total non-interest income	3,521	5,010
Non-interest expense:
Salaries and employee benefits	19,157	20,536
Net occupancy and equipment	4,388	4,185
Computer services	1,832	1,796
Fees for professional services	1,275	1,297
Other expense	6,104	6,485
Total non-interest expense	32,756	34,299
Income before income taxes	5,726	3,532
Provision for income taxes	1,275	825
Net income	$4,451	$2,707
Basic net income per share	$0.70	$0.43
Diluted net income per share	$0.66	$0.40
Dividends per share	$0.12	$0.12

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Year Ended December 31,
	2021	2020
Net income	$4,451	$2,707
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale arising during the year, net of tax expense (benefit) of ($369) and $521, respectively	(1,106)	1,565
Reclassification adjustment for net gains on securities available-for-sale realized in net income, net of tax expense of $6 and $81, respectively	(16)	(245)
Unrealized holding gains (losses) on effective cash flow hedge derivatives arising during the year, net of tax expense (benefit) of $298 and ($442), respectively	898	(1,326)
Other comprehensive loss	(224)	(6)
Total comprehensive income	$4,227	$2,701

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, December 31, 2019	6,157,692	$75	$13,814	$(46)	$92,755	$(21,850)	$84,748
Net income	—	—	—	—	2,707	—	2,707
Net change in fair value of securities available-for-sale, net of tax	—	—	—	1,320	—	—	1,320
Net change in fair value of derivative instruments, net of tax	—	—	—	(1,326)	—	—	(1,326)
Dividends declared: $.12 per share	—	—	—	—	(740)	—	(740)
Impact of stock-based compensation plans, net	28,298	—	421	—	—	—	421
Reissuance of treasury stock as compensation	29,170	—	(449)	—	—	449	—
Treasury stock repurchases	(38,604)	—	—	—	—	(452)	(452)
Balance, December 31, 2020	6,176,556	$75	$13,786	$(52)	$94,722	$(21,853)	$86,678
Net income	—	—	—	—	4,451	—	4,451
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(1,122)	—	—	(1,122)
Net change in fair value of derivative instruments, net of tax	—	—	—	898	—	—	898
Dividends declared: $.12 per share	—	—	—	—	(745)	—	(745)
Impact of stock-based compensation plans, net	37,722	—	436	—	—	(7)	429
Reissuance of treasury stock as compensation	3,848	—	(59)	—	—	59	—
Treasury stock repurchases	(45,748)	—	—	—	—	(525)	(525)
Balance, December 31, 2021	6,172,378	$75	$14,163	$(276)	$98,428	$(22,326)	$90,064

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$4,451	$2,707
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,692	1,684
Provision for loan and lease losses	2,010	2,945
Deferred income tax (benefit) provision	(401)	720
Net gain on sale and prepayment of investment securities	(22)	(326)
Stock-based compensation expense	436	421
Net amortization of securities	338	420
Amortization of intangible assets	341	415
Net (gain) loss on premises and equipment and other real estate	(53)	151
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	251	(319)
Decrease (increase) in other assets	1,137	(1,414)
Decrease in accrued interest expense	(68)	(245)
Decrease in other liabilities	(287)	(1,065)
Net cash provided by operating activities	9,825	6,094
Cash flows from investing activities:
Net decrease in federal funds sold	3	9,995
Purchases of investment securities, available-for-sale	(86,642)	(36,328)
Proceeds from sales of investment securities, available-for-sale	—	12,203
Proceeds from maturities and prepayments of investment securities, available-for-sale	38,975	34,888
Proceeds from maturities and prepayments of investment securities, held-to-maturity	2,957	7,837
Net decrease in Federal Home Loan Bank stock	265	2
Proceeds from the sale of premises and equipment and other real estate	2,061	2,619
Net increase in loans	(65,112)	(96,320)
Purchases of premises and equipment	(822)	(955)
Net cash used in investing activities	(108,315)	(66,059)
Cash flows from financing activities:
Net increase in customer deposits	55,914	98,550
Net increase (decrease) in short-term borrowings	29	(8)
Net proceeds from long-term borrowings	10,653	—
Net share-based compensation transactions	(7)	—
Treasury stock repurchases	(525)	(452)
Dividends paid	(745)	(740)
Net cash provided by financing activities	65,319	97,350
Net (decrease) increase in cash and cash equivalents	(33,171)	37,385
Cash and cash equivalents, beginning of period	94,415	57,030
Cash and cash equivalents, end of period	$61,244	$94,415

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

1.	DESCRIPTION OF BUSINESS

First US Bancshares, Inc. (“Bancshares”) and its wholly-owned subsidiary, First US Bank (the “Bank”), provide commercial banking services to customers through 15 banking offices located in Birmingham, Butler, Calera, Centreville, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill, Virginia. In addition, the Bank operates loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area. The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals. The Bank also performs indirect lending through third-party retailers and currently conducts this lending in 12 states, including Alabama, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia. During the third quarter of 2021, the Company closed four banking offices located in Bucksville, Columbiana and south Tuscaloosa, Alabama, as well as Ewing, Virginia. Both Bancshares and the Bank are headquartered in Birmingham, Alabama.

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

Risks and Uncertainties

The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity and other economic activities have had, are currently having, and may for some time continue to have a destabilizing effect on financial markets and economic activity. The extent of the impact of COVID-19 on the Company’s operational and financial performance remains uncertain, cannot be predicted and will depend on certain developments, including, among others, the spread of COVID-19 and its variants, vaccination efforts, the duration of the pandemic, its impact on our customers, employees and vendors, and the continued governmental, regulatory and private sector responses, which may be precautionary, to COVID-19.

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

Supplemental disclosures of cash flow information and non-cash transactions related to cash flows for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
	(Dollars in Thousands)
Cash paid during the year for:
Interest	$3,018	$4,856
Income taxes	1,375	186
Non-cash transactions:
Assets acquired in settlement of loans	806	1,388
Transfers of closed branch assets to OREO	1,978	—
Reissuance of treasury stock as compensation	59	449

Revenue Recognition

The Company records revenue when control of the promised products or services is transferred to the customer in an amount that reflects the consideration that the Company expects to be entitled to receive in exchange for those products and services.

Interest Income

The majority of the Company’s revenue is generated through interest earned on financial instruments, including loans and investment securities.  This revenue is recognized on an accrual basis and calculated through the use of non-discretionary formulas based on written contracts including loan agreements or securities contracts.  Loan origination fees are amortized into interest income over the term of the loan.

Service Charges on Deposit Accounts

Service charges on deposit accounts include non-sufficient fund fees, overdraft fees and other service charges. When a depositor presents an item for payment in excess of available funds, non-sufficient funds fees are earned when an item is returned unpaid, and overdraft fees are earned when the Company provides the necessary funds to complete the transaction.  The Company generates other service charges by providing depositors with proper safeguard and remittance of funds, as well as by providing optional services such as check imaging or treasury management.  Charges for proper safeguard and remittance of funds are recognized monthly as the deposit customer maintains funds in the account, while revenue for optional services are recognized when the customer effectuates the transaction.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Gains or Losses on the Sale of Investment Securities

Gains or losses on the sale of investment securities is recognized as the sale transaction occurs with the cost of securities sold based on the specific identification method.

Lease Income

The Bank leases certain office facilities to third parties and classifies the leases as operating leases.  Lease income is recognized on a monthly basis based on the contractual terms of the lease agreement.

Bank-owned Life Insurance

Bank-owned life insurance income represents income earned from the appreciation of the cash surrender value of insurance contracts held and the proceeds of insurance benefits. The Company recognizes revenue each period in the amount of the appreciation of the cash surrender value of the contracts.  Revenue recognized from the proceeds of insurance benefits is recognized at the time the claim is confirmed.

ATM Fee Income

Fee income is generated by allowing the Bank’s debit cardholders to withdraw funds from the ATM’s of other financial institutions and by allowing non-customers to withdraw funds from the Bank’s ATMs.  The Bank satisfies performance obligations for each transaction when the withdrawal is processed. The Bank does not direct the activities of the related processing network’s service and recognizes revenue on a net basis as the agent in each transaction.

Other Miscellaneous Income

Other miscellaneous income includes mortgage fees, credit insurance income, auto club revenue, wire transfer fees, safe deposit box fee income, check fees and other miscellaneous sources of income.  The Company recognizes revenue associated with these sources of income in accordance with the satisfaction of the performance obligation based on the timing of the occurrence of a transaction or when service is provided.

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

Investment Securities

The investment portfolio consists of debt securities, including U.S. Treasury securities, obligations of U.S. government agencies, municipal bonds, residential and commercial mortgage-backed securities and corporate notes. Securities may be held in one of three portfolios: trading account securities, securities held-to-maturity or securities available-for-sale. Trading account securities are carried at estimated fair value, with unrealized gains and losses included in operations. The Company held no trading account securities as of December 31, 2021 or 2020. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held-to-maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available-for-sale are carried at fair value, with any unrealized gains or losses excluded from operations and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income or loss. Investment securities available-for-sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. When the fair value of a security falls below carrying value, an evaluation must be made to determine whether the unrealized loss is a temporary or other-than-temporary impairment. Impaired securities that are not deemed to be temporarily impaired are written down by a charge to operations to the extent that the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income or loss. The Company uses a systematic methodology to

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

evaluate potential impairment of its investments that considers, among other things, the magnitude and duration of the decline in fair value, the financial health and business outlook of the issuer and the Company’s ability and intent to hold the investment until such time as the security recovers its fair value.

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

The Company also holds Federal Home Loan Bank (“FHLB”) stock, which, based on the redemption provision of the FHLB, has no quoted market value and is carried at cost. Dividends earned on FHLB stock are included in interest income.

Derivatives and Hedging Activities

The Company uses derivative instruments to minimize unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  The Company’s interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect net interest margin and cash flow.  Derivative instruments utilized by the Company generally include interest rate swaps, caps and floors, and are carried as assets and/or liabilities at fair value on the Company’s consolidated balance sheets.  The Company does not use derivatives for trading or speculative purposes and generally enters into transactions that have a qualifying hedge relationship.  Depending upon the characteristics of the hedged item, derivatives are classified as either cash flow hedges or fair value hedges.  When cash flow or fair value hedging strategies are utilized, the Company specifically identifies the derivative instrument as a hedge and identifies the risk that is being hedged contemporaneously with the execution of the hedge transaction.

Cash flow hedge relationships mitigate exposure to variability of future cash flows or other forecasted transactions.  The change in fair value of cash flow hedges is recorded, net of tax, in accumulated other comprehensive income (loss) except for amounts excluded from hedge effectiveness.  Amounts excluded from hedge effectiveness are recorded in earnings.

Fair value hedge relationships mitigate exposure to the change in fair value of the hedged risk in an asset, liability, or firm commitment.  Gains or losses attributable to the derivative instrument, as well as gains or losses attributable to changes in the fair value of the hedged item are recognized in interest income or interest expense in the same income statement line item with the hedged item in the period in which the change in fair value occurs.  To the extent the changes in fair value of the derivative instrument do not offset the changes in the fair value of the hedged item, the difference is recognized in earnings.  The corresponding adjustment to the hedged asset or liability is included in the basis of the hedged item, while the corresponding change in the fair value of the derivative instrument is recorded as an adjustment to other assets or other liabilities, as applicable.  The Company has entered into certain fair value hedges using the last-of-layer method, which allows the Company to hedge the interest rate risk of prepayable financial assets by designating as the hedged item a stated amount of a closed portfolio that is not expected to be affected by prepayments, defaults, or other factors impacting the timing and amount of cash flows.

If a hedge relationship is de-designated or if hedge accounting is discontinued because the hedged item no longer exists, or does not meet the definition of a firm commitment, or because it is probable that the forecasted transaction will no longer occur, the derivative instrument will continue to be recorded in other assets or liabilities in the consolidated balance sheets at its estimated fair value, with changes in fair value recognized in non-interest expense.  Any asset or liability that was recognized pursuant to a firm commitment is removed from the consolidated balance sheets and recognized in non-interest expense.  Gains or losses that were unrecognized and aggregated in accumulated other comprehensive gain (loss) pursuant to a cash flow hedging relationship are recognized immediately in non-interest expense.

The Company may also enter into derivative contracts that are not designated as hedges in order to mitigate economic risks or risks associated with volatility in connection with customer derivative transactions.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is determined based on various components for individually impaired loans and for homogeneous pools of loans and leases. The allowance for loan and lease losses is increased by a provision for loan and lease losses, which is charged to expense, and reduced by charge-offs, net of recoveries by portfolio segment. The methodology for determining charge-offs is consistently applied to each segment. The allowance for loan and lease losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan and lease portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan and lease portfolio, including the nature of the portfolio, and changes in its risk profile, credit concentrations, historical trends and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows, discounted at each loan’s original effective market interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. In general, all loans of $0.5 million or more and, at ALC, any loans of $50 thousand or more that are 90 days or more past due are identified for impairment analysis. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, loss experience and other factors. Though management believes the allowance for loan and lease losses to be adequate, ultimate losses may vary from estimates. However, estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings during periods in which they become known.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other intangible assets consist of core deposit intangible assets arising from acquisitions. Core deposit intangibles have definite useful lives and are amortized on an accelerated basis over their estimated useful lives. The Company’s core deposit intangible assets have estimated useful lives of 7 years. In addition, these intangible assets are evaluated for impairment whenever events or circumstances exist that indicate that the carrying amount should be reevaluated.

Other Real Estate Owned (OREO)

Other real estate owned consists of properties acquired through a foreclosure or in satisfaction of loans, as well as closed Bank and ALC branches. These properties are carried at net realizable value, less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses. Gains or losses realized upon the sale of OREO and additional losses related to subsequent valuation adjustments are determined on a specific property basis and are included as a component of non-interest expense along with carrying costs.

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

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding (basic shares). Included in basic shares are shares that have been accrued as of the balance sheet date as deferred compensation for members of Bancshares’ Board of Directors, as well as shares of restricted stock that have been granted pursuant to Bancshares’ 2013 Incentive Plan (as amended, the “2013 Incentive Plan”) previously approved by Bancshares’ shareholders. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period (dilutive shares). The dilutive shares consist of nonqualified stock option grants issued to employees and members of Bancshares’ Board of Directors pursuant to the 2013 Incentive Plan. The following table reflects weighted average shares used to calculate basic and diluted net income per share for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Basic shares	6,319,357	6,281,467
Dilutive shares	420,250	421,000
Diluted shares	6,739,607	6,702,467

	Year Ended December 31,
	2021	2020
	(Dollars in Thousands, Except Per Share Data)
Net income	$4,451	$2,707
Basic net income per share	$0.70	$0.43
Diluted net income per share	$0.66	$0.40

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	RESTRUCTURING CHARGES

On September 3, 2021, the Company announced that, effective immediately, ALC had ceased new business development and permanently closed its 20 branch lending locations in Alabama and Mississippi to the public. The closure of ALC’s branches eliminated 56 full-time employment positions during the third quarter of 2021. ALC is continuing to service its remaining portfolio of loans from its headquarters in Mobile, Alabama. The cessation of new business and closure of ALC’s branch locations are being undertaken by the Company as part of a long-term strategy to reduce expenses, fortify asset quality, and focus the Company’s loan growth efforts in other areas, including the Bank’s commercial lending and consumer indirect lending efforts. As of December 31, 2021, ALC employed eight full time employees, compared to 81 as of December 31, 2020.

Total restructuring charges incurred during the year ended December 31, 2021 consisted of the following:

Year Ended
December 31, 2021
(Dollars in Thousands)
Expense Category
Severance and personnel expenses	$263
Lease termination costs	224
Fixed asset valuation adjustments	239
Termination of technology contracts	85
Other expenses	93
Total expenses	$904

In connection with the ALC branch closures, the Company recorded pre-tax charges of approximately $0.9 million during the year ended December 31, 2021. These one-time expenses included severance and related personnel costs, lease termination costs, fixed asset valuation adjustments, termination of technology contracts, and other costs to administer the branch closures. The Company expects to incur approximately $0.1 million in additional one-time charges primarily associated with payments to ALC personnel that continue to manage the remaining loan portfolio. It is expected that the majority of the remaining one-time charges will be incurred during the first quarter of 2022.

4.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of December 31, 2021 and 2020 were as follows:

	Available-for-Sale
	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$46,020	$450	$(242)	$46,228
Commercial	24,647	371	(47)	24,971
Obligations of U.S. government-sponsored agencies	5,207	—	(15)	5,192
Obligations of states and political subdivisions	4,247	80	(10)	4,317
Corporate notes	15,458	76	(52)	15,482
U.S. Treasury securities	35,097	—	(404)	34,693
Total	$130,676	$977	$(770)	$130,883

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Held-to-Maturity
	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$2,115	$29	$—	$2,144
Obligations of U.S. government-sponsored agencies	768	10	—	778
Obligations of states and political subdivisions	553	2	—	555
Total	$3,436	$41	$—	$3,477

	Available-for-Sale
	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$24,680	$865	$(8)	$25,537
Commercial	40,849	780	(142)	41,487
Obligations of states and political subdivisions	4,971	137	—	5,108
Corporate notes	2,711	73	—	2,784
U.S. Treasury securities	10,078	—	(1)	10,077
Total	$83,289	$1,855	$(151)	$84,993

	Held-to-Maturity
	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$4,302	$75	$—	$4,377
Obligations of U.S. government-sponsored agencies	1,120	34	—	1,154
Obligations of states and political subdivisions	1,007	21	—	1,028
Total	$6,429	$130	$—	$6,559

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of December 31, 2021 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$81	$81	$400	$401
Maturing after one to five years	34,755	34,611	—	—
Maturing after five to ten years	74,541	74,720	1,783	1,811
Maturing after ten years	21,299	21,471	1,253	1,265
Total	$130,676	$130,883	$3,436	$3,477

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2021 and 2020.

	Available-for-Sale
	December 31, 2021
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$31,346	$(240)	$253	$(2)
Commercial	2,245	(12)	2,970	(35)
Obligations of U.S. government-sponsored agencies	4,987	(13)	194	(2)
Obligations of states and political subdivisions	561	(10)	—	—
Corporate notes	9,092	(52)	—	—
U.S. Treasury securities	34,692	(404)	—	—
Total	$82,923	$(731)	$3,417	$(39)

There were no held-to-maturity securities in an unrealized loss position as of December 31, 2021.

	Available-for-Sale
	December 31, 2020
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$2,334	$(1)	$1,019	$(7)
Commercial	2,630	(1)	3,327	(141)
U.S. Treasury securities	10,077	(1)	—	—
Total	$15,041	$(3)	$4,346	$(148)

	Held-to-Maturity
	December 31, 2020
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$412	$—	$—	$—
Total	$412	$—	$—	$—

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

As of December 31, 2021, ten debt securities had been in a loss position for more than 12 months, and 32 debt securities had been in a loss position for less than 12 months. As of December 31, 2020, nine debt securities had been in a loss position for more than 12 months, and 11 debt securities had been in a loss position for less than 12 months. As of both December 31, 2021 and 2020, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of December 31, 2021 and 2020.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Investment securities with a carrying value of $52.2 million and $72.9 million as of December 31, 2021 and 2020, respectively, were pledged to secure public deposits and for other purposes.
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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2021 and 2020, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	December 31, 2021
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$67,048	$—	$67,048
Secured by 1-4 family residential properties	70,439	2,288	72,727
Secured by multi-family residential properties	46,000	—	46,000
Secured by non-farm, non-residential properties	197,901	—	197,901
Commercial and industrial loans (1)	73,947	—	73,947
Consumer loans:
Direct consumer	5,972	15,717	21,689
Branch retail	—	25,692	25,692
Indirect sales	205,940	—	205,940
Total loans	667,247	43,697	710,944
Less: Unearned interest, fees and deferred cost	(324)	2,918	2,594
Allowance for loan losses	7,038	1,282	8,320
Net loans	$660,533	$39,497	$700,030

	December 31, 2020
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$37,282	$—	$37,282
Secured by 1-4 family residential properties	85,271	3,585	88,856
Secured by multi-family residential properties	54,326	—	54,326
Secured by non-farm, non-residential properties	184,528	—	184,528
Commercial and industrial loans (1)	81,735	—	81,735
Consumer loans:
Direct consumer	6,344	23,444	29,788
Branch retail	—	32,094	32,094
Indirect sales	141,514	—	141,514
Total loans	591,000	59,123	650,123
Less: Unearned interest, fees and deferred cost	(213)	4,492	4,279
Allowance for loan losses	5,917	1,553	7,470
Net loans	$585,296	$53,078	$638,374

(1)

Includes equipment financing leases and PPP loans. As of December 31, 2021 and 2020, equipment financing leases totaled $11.0 million and $7.0 million, respectively. As of December 31, 2021 and 2020, PPP loans totaled $1.7 and $11.9 million, respectively.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 54.0% and 56.1% of the portfolio was concentrated in loans secured by real estate as of December 31, 2021 and 2020, respectively.

Loans with a carrying value of $66.6 million and $36.1 million were pledged as collateral to secure FHLB borrowings as of December 31, 2021 and 2020, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of December 31, 2021 and 2020 were $0.3 million and $0.4 million, respectively. During the year ended December 31, 2021, there were no new loans to

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

these parties, and repayments by active related parties were $0.1 million. During the year ended December 31, 2020, there were no new loans to these parties, and repayments by active related parties were $0.5 million.

Allowance for Loan and Lease Losses

The following tables present changes in the allowance for loan and lease losses during the years ended December 31, 2021 and 2020 and the related loan balances by loan type as of December 31, 2021 and 2020:

	As of and for the Year Ended December 31, 2021
	Construction, Land Development, and Other	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$393	$639	$577	$1,566	$1,008	$1,202	$373	$1,712	$7,470
Charge-offs	(23)	(12)	—	—	(6)	(1,230)	(377)	(483)	(2,131)
Recoveries	22	14	—	5	21	626	215	68	971
Provision	236	49	(140)	387	(163)	406	93	1,142	2,010
Ending balance	$628	$690	$437	$1,958	$860	$1,004	$304	$2,439	$8,320
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$10	$—	$—	$57	$—	$—	$—	$67
Collectively evaluated for impairment	628	680	437	1,958	803	1,004	304	2,439	8,253
Total allowance for loan and lease losses	$628	$690	$437	$1,958	$860	$1,004	$304	$2,439	$8,320
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$646	$—	$1,051	$880	$21	$—	$—	$2,598
Collectively evaluated for impairment	67,048	72,081	46,000	196,850	73,067	21,668	25,692	205,940	708,346
Total loans receivable	$67,048	$72,727	$46,000	$197,901	$73,947	$21,689	$25,692	$205,940	$710,944

	As of and for the Year Ended December 31, 2020
	Construction, Land Development, and Other	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$197	$466	$422	$964	$1,377	$1,625	$395	$316	$5,762
Charge-offs	—	(61)	—	—	—	(1,621)	(374)	(152)	(2,208)
Recoveries	—	22	—	14	10	725	186	14	971
Provision	196	212	155	588	(379)	473	166	1,534	2,945
Ending balance	$393	$639	$577	$1,566	$1,008	$1,202	$373	$1,712	$7,470
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$12	$—	$—	$61	$1	$—	$—	$74
Collectively evaluated for impairment	393	627	577	1,566	947	1,201	373	1,712	7,396
Total allowance for loan and lease losses	$393	$639	$577	$1,566	$1,008	$1,202	$373	$1,712	$7,470
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$743	$—	$5,594	$590	$24	$—	$—	$6,951
Collectively evaluated for impairment	37,282	87,953	54,326	178,934	81,145	29,764	32,094	141,514	643,012
Loans acquired with deteriorated credit quality	—	160	—	—	—	—	—	—	160
Total loans receivable	$37,282	$88,856	$54,326	$184,528	$81,735	$29,788	$32,094	$141,514	$650,123

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

•

Doubtful (Risk Grade 8): Loans classified as doubtful have all of the weaknesses found in substandard loans, with the added characteristic that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable or improbable. Serious problems exist such that partial loss of principal is likely; however, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Such pending factors may include proposed merger, acquisition or liquidation procedures, capital injection, perfection of liens on additional collateral and refinancing plans. Loans classified as doubtful may include loans to borrowers that have demonstrated a history of failing to live up to agreements. The Company did not have any loans classified as Doubtful (Risk Grade 8) as of December 31, 2021 or 2020.

•

Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Company did not have any loans classified as Loss (Risk Grade 9) as of December 31, 2021 or 2020.

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2021:

	December 31, 2021
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$67,046	$—	$2	$67,048
Secured by multi-family residential properties	43,472	2,528	—	46,000
Secured by non-farm, non-residential properties	189,425	7,442	1,034	197,901
Commercial and industrial loans	72,116	333	1,498	73,947
Total	$372,059	$10,303	$2,534	$384,896
As a percentage of total loans	96.66%	2.68%	0.66%	100.00%

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2021
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$71,526	$1,201	$72,727
Consumer loans:
Direct consumer	20,939	750	21,689
Branch retail	25,486	206	25,692
Indirect sales	205,940	—	205,940
Total	$323,891	$2,157	$326,048
As a percentage of total loans	99.34%	0.66%	100.00%

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2020:

	December 31, 2020
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$36,719	$558	$5	$37,282
Secured by multi-family residential properties	54,326	—	—	54,326
Secured by non-farm, non-residential properties	170,338	8,572	5,618	184,528
Commercial and industrial loans	79,754	542	1,439	81,735
Total	$341,137	$9,672	$7,062	$357,871
As a percentage of total loans	95.33%	2.70%	1.97%	100.00%

	December 31, 2020
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$86,665	$2,191	$88,856
Consumer loans:
Direct consumer	29,679	109	29,788
Branch retail	31,816	278	32,094
Indirect sales	141,514	—	141,514
Total	$289,674	$2,578	$292,252
As a percentage of total loans	99.12%	0.88%	100.00%

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides an aging analysis of past due loans by class as of December 31, 2021:

	As of December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$67,048	$67,048	$—
Secured by 1-4 family residential properties	349	23	20	392	72,335	72,727	—
Secured by multi-family residential properties	—	—	—	—	46,000	46,000	—
Secured by non-farm, non-residential properties	403	—	—	403	197,498	197,901	—
Commercial and industrial loans	54	—	234	288	73,659	73,947	—
Consumer loans:
Direct consumer	652	589	730	1,971	19,718	21,689	—
Branch retail	377	182	206	765	24,927	25,692
Indirect sales	43	14	—	57	205,883	205,940	—
Total	$1,878	$808	$1,190	$3,876	$707,068	$710,944	$—
As a percentage of total loans	0.27%	0.11%	0.17%	0.55%	99.45%	100.00%

The following table provides an aging analysis of past due loans by class as of December 31, 2020:

	As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$37,282	$37,282	$—
Secured by 1-4 family residential properties	799	244	72	1,115	87,741	88,856	—
Secured by multi-family residential properties	—	—	—	—	54,326	54,326	—
Secured by non-farm, non-residential properties	287	—	1,337	1,624	182,904	184,528	—
Commercial and industrial loans	683	561	—	1,244	80,491	81,735	—
Consumer loans:
Direct consumer	257	191	214	662	29,126	29,788	—
Branch retail	176	61	144	381	31,713	32,094
Indirect sales	234	39	49	322	141,192	141,514	—
Total	$2,436	$1,096	$1,816	$5,348	$644,775	$650,123	$—
As a percentage of total loans	0.37%	0.17%	0.28%	0.82%	99.18%	100.00%

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides an analysis of non-accruing loans by class as of December 31, 2021 and 2020:

	Loans on Non-Accrual Status
	December 31, 2021	December 31, 2020
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$2	$12
Secured by 1-4 family residential properties	780	1,248
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	—	1,340
Commercial and industrial loans	277	74
Consumer loans:
Direct consumer	743	219
Branch retail	206	144
Indirect sales	—	49
Total loans	$2,008	$3,086

COVID-19 Loan Deferments and Risk Identification

In accordance with section 4013 of the Coronavirus Aid, Relief and Economic Security (CARES) Act and interpretive guidance from banking regulators, in 2020 the Company implemented initiatives to provide short-term payment relief to borrowers who were negatively impacted by COVID-19. As of December 31, 2021, loans that continued to be in pandemic-related deferment totaled $0.4 million, compared to $8.1 million as of December 31, 2020.

In addition, at the onset of the pandemic, management identified certain categories of loans that it believed to be at “high-risk” of potential default or credit loss due to the COVID-19 pandemic. The “high-risk” category, which includes loans collateralized by hotels/motels and dine-in restaurants, decreased to $11.4 million, or 1.3% of the loan portfolio, as of December 31, 2021, compared to $13.5 million, or 2.1% of the loan portfolio, as of December 31, 2020.

The spread of COVID-19 has created a global public health crisis that has resulted in widespread volatility and deterioration in household, business, economic and market conditions. Although loans in deferment status and loans in the “high-risk” category have decreased significantly, the Company will continue to closely monitor the impact of changing economic circumstances on the Company’s loan portfolio.

Paycheck Protection Program

Sections 1102 and 1106 of the CARES Act added a new program administered by the SBA entitled the Paycheck Protection Program (“PPP”).  The PPP was intended to provide economic relief to small businesses throughout the United States that were adversely impacted by COVID-19.  An Interim Final Rule related to PPP was issued on April 2, 2020, and additional clarifications to the Interim Final Rule were provided subsequently by the SBA. Loans originated under the PPP are 100% guaranteed by the SBA and are forgivable in whole, or in part, if the loan proceeds were used by the borrower for payroll and other permitted purposes in accordance with the requirements of the PPP.  If not forgiven in whole or in part, the loans carry a fixed interest rate of 1.00% per annum with payments deferred for a period of time under criteria prescribed in the PPP. As compensation for originating a PPP loan, the Company received lender processing fees from the SBA ranging from 1% to 5% of the original loan balance, depending on the size of the loan.  Processing fees, net of origination costs, are deferred and amortized as interest income over the contractual life of the loan. Upon forgiveness of a PPP loan by the SBA, any unrecognized net deferred fees are recognized as interest income in the period of forgiveness. In March of 2021 a bill was signed by the President that extended the deadline to apply for a PPP loan to May 31, 2021.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 2020 and 2021, the Company originated and funded 267 PPP loans with an aggregate balance of $20.4 million at origination.  PPP loans were initially originated by the Company for a term of two years as prescribed by the CARES Act; however, a June 5, 2020 amendment to the CARES Act (i) provided for a five-year minimum loan term for loans originated beginning on that date and (ii) permitted lenders to amend loans previously issued under two-year terms to terms of five to ten years if mutually agreed upon by both lender and borrower.  As of December 31, 2021, 37 of the PPP loans originated by the Company remained outstanding with a total outstanding balance remaining of $1.7 million. All remaining outstanding loans as of December 31, 2021 were under five-year terms.  Processing fees that were amortized as interest income totaled $504 thousand for the year ended December 31, 2021, compared to $161 thousand for the year ended December 31, 2020.  As of December 31, 2021, the Company had $83 thousand in remaining net deferred PPP loan fees.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral at the Bank. All loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. At management’s discretion, additional loans may be impaired based on homogeneous factors such as changes in the nature and volume of the portfolio, portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends and economic conditions that may affect the borrower’s ability to pay. At ALC, all loans of $50 thousand or more that are 90 days or more past due are identified for impairment analysis. As of both December 31, 2021 and 2020, there were $0.1 million of impaired loans with no related allowance recorded at ALC. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2021, the carrying amount of the Company’s impaired loans consisted of the following:

	December 31, 2021
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	630	630	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,051	1,051	—
Commercial and industrial	823	823	—
Direct consumer	21	21	—
Total impaired loans with no related allowance recorded	$2,525	$2,525	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	16	16	10
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	57	57	57
Direct consumer	—	—	—
Total impaired loans with an allowance recorded	$73	$73	$67
Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	646	646	10
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,051	1,051	—
Commercial and industrial	880	880	57
Direct consumer	21	21	—
Total impaired loans	$2,598	$2,598	$67

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

The average net investment in impaired loans and interest income recognized and received on impaired loans during the years ended December 31, 2021 and 2020 was as follows:

	Year Ended December 31, 2021
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	773	31	31
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,377	140	108
Commercial and industrial	637	61	40
Direct consumer	22	9	2
Total	$3,809	$241	$181

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2020
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	923	10	10
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,467	28	28
Commercial and industrial	118	7	7
Direct consumer	25	1	2
Total	$3,533	$46	$47

Loans on which the accrual of interest has been discontinued amounted to $2.0 million and $3.1 million as of December 31, 2021 and 2020, respectively. If interest on those loans had been accrued, there would have been $52 thousand and $161 thousand of interest accrued for the years ended December 31, 2021 and 2020, respectively. Interest income related to these loans for the years ended December 31, 2021 and 2020 was $30 thousand and $42 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were two loans with balances totaling $0.6 million modified with concessions granted during the year ended December 31, 2021 and no loans modified with concessions granted during the year ended December 31, 2020. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of both December 31, 2021 and 2020, the Company did not have any non-accruing loans that were previously restructured and that remained on non-accrual status. For both of the years ended December 31, 2021 and 2020, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides, as of December 31, 2021 and 2020, the number of loans remaining in each loan category that the Company had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	December 31, 2021			December 31, 2020
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	1	$107	$—	1	$107	$—
Secured by 1-4 family residential properties	2	59	12	2	59	12
Secured by non-farm, non-residential properties	2	621	617	—	—	—
Commercial loans	2	116	31	2	116	39
Total	7	$903	$660	5	$282	$51

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2021 and 2020, no loans that previously had been modified in a troubled debt restructuring had defaulted subsequent to modification.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $7 thousand and $1 thousand as of December 31, 2021 and 2020, respectively.
6.	OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity during the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(Dollars in Thousands)
Beginning balance	$949	$1,078
Additions (1)	1,981	293
Sales proceeds	(1,205)	(413)
Gross gains	491	48
Gross losses	—	(47)
Net gains	491	1
Impairment	(67)	(10)
Ending balance	$2,149	$949

(1)	Additions to other real estate owned (“OREO”) include transfers from loans, transfers from closed Bank and ALC branches, and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was $151 thousand and $28 thousand as of December 31, 2021 and 2020, respectively. In addition, the Company did not hold any consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of both December 31, 2021 and 2020.

Repossessed Assets

In addition to the other real estate and other assets acquired in foreclosure, the Company also acquires assets through the repossession of the underlying collateral of loans in default. The following table summarizes repossessed asset activity during the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(Dollars in Thousands)
Beginning balance	$245	$256
Transfers from loans	803	1,095
Sales proceeds	(798)	(674)
Gross gains	—	—
Gross losses	(96)	(432)
Net losses	(96)	(432)
Impairment	—	—
Ending balance	$154	$245

Repossessed assets are included in Other Assets in the Company’s consolidated balance sheet.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $7.4 million of goodwill as a result of its acquisition of The Peoples Bank (“TPB”) in 2018. Goodwill impairment was neither indicated nor recorded during the years ended December 31, 2021 or 2020.

Goodwill is tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the implied fair value of goodwill is lower than its carrying amount, impairment is indicated, and goodwill must be written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill totaled $7.4 million as of both December 31, 2021 and 2020.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $2.0 million were recorded during 2018 as part of the TPB acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) as of December 31, 2021 were as follows:

	December 31, 2021	December 31, 2020
	(Dollars in Thousands)	(Dollars in Thousands)
Goodwill	$7,435	$7,435
Core deposit intangible:
Gross carrying amount	2,048	2,048
Accumulated amortization	(1,414)	(1,073)
Core deposit intangible, net	634	975
Total	$8,069	$8,410

The Company’s estimated remaining amortization expense on intangible assets as of December 31, 2021 was as follows:

Amortization Expense
(Dollars in Thousands)
2022	268
2023	195
2024	122
2025	49
Total	$634

The net carrying amount of the Company’s core deposit assets is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use and eventual disposition. That assessment is based on the carrying amount of the intangible assets subject to amortization at the date on which it is tested for recoverability. Intangible assets subject to amortization are tested by the Company for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	PREMISES AND EQUIPMENT

Premises and equipment and applicable depreciable lives are summarized as follows:

	December 31,
	2021	2020
	(Dollars in Thousands)
Land	$5,486	$6,269
Premises (40 years)	25,924	28,575
Furniture, fixtures and equipment (3-7 years)	15,629	17,136
Total cost of premises and equipment	47,039	51,980
Less accumulated depreciation	(21,916)	(23,774)
Total premises and equipment, net	$25,123	$28,206

Depreciation expense of $1.7 million was recorded in both 2021 and 2020.
9.	DEPOSITS

As of December 31, 2021, the scheduled maturities of the Company’s time deposits were as follows:

(Dollars in Thousands)
2022	$135,443
2023	28,859
2024	16,973
2025	25,213
2026	6,540
Total	$213,028

Total time deposits greater than $250 thousand totaled $31.0 million and $23.3 million as of December 31, 2021 and 2020, respectively. Included in deposits, the Company held brokered certificates of deposit totaling $32.0 million as of both December 31, 2021 and 2020. Deposits from related parties held by the Company totaled $4.2 million and $4.3 million at December 31, 2021 and 2020, respectively.
10.	BORROWINGS

Short-Term Borrowings

Short-term borrowings may consist of federal funds purchased, securities sold under repurchase agreements, and short-term FHLB advances with original maturities of one year or less.

•

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both December 31, 2021 and 2020, there were no federal funds purchased outstanding.

•

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of December 31, 2021 and 2020 totaled $46 thousand and $17 thousand, respectively.

•

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of both December 31, 2021 and 2020, the Bank had $10.0 million in outstanding FHLB advances with original maturities of less than one year.

Long-Term Borrowings

FHLB Advances

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both December 31, 2021 and 2020, the Company did not have any long-term FHLB advances outstanding.

Subordinated Debt

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031 (the “Notes”). The Notes will bear interest at a rate of 3.50% per annum for the first five years; then the interest rate will be reset quarterly to a benchmark interest rate per annum which, subject to certain conditions provided in the Notes, will be equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 275 basis points. The Company has used and expects to continue to use the net proceeds for general corporate purposes, which may include the repurchase of the Company’s common stock, and to support organic growth plans, including the maintenance of capital ratios. Following receipt of the net proceeds of the Notes, the Company invested $5.0 million into capital surplus of the Bank. As of December 31, 2021, the Notes were recorded as long-term borrowings totaling $10.7 million, net of unamortized debt issuance costs. As of December 31, 2020, the Company did not have any subordinated notes outstanding.

	2021	2020
	(Dollars in Thousands)
Balance at year-end	$10,653	$—
Average balance during the year	$2,682	$—
Maximum month-end balance during the year	$10,653	$—
Average rate paid during the year, including amortization of debt issuance costs	4.20%	N/A
Weighted average remaining maturity (in years)	9.75	N/A

Available Credit

As an additional funding source, the Company has available unused lines of credit with correspondent banks, the Federal Reserve and the FHLB. Certain of these funding sources are subject to underlying collateral. As of December 31, 2021 and 2020, the Company’s available unused lines of credit consisted of the following:

Available Unused Lines of Credit	Collateral Requirements	December 31, 2021	December 31, 2020
Correspondent banks	None	$45.0 million	$44.8 million
Federal Reserve (discount window)	Subject to collateral	$1.0 million	$1.6 million
FHLB advances (1)	Subject to collateral	$237.0 million	$225.8 million

(1)

These amounts represent the total remaining credit the Company has from the FHLB, but this credit can only be utilized to the extent that underlying collateral exists. Assets pledged (including loans and investment securities) associated with FHLB advances and letters of credit totaled $66.6 million and $36.1 million as of December 31, 2021 and 2020, respectively. The Company’s collateral exposure with the FHLB in the form of advances and letters of credit was $30.0 million and $20.0 million as of December 31, 2021 and 2020, respectively, leaving an excess of collateral of $26.6 million and $16.1 million available to utilize for additional credit as of the respective dates.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	INCOME TAXES

The consolidated provisions for income taxes for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
	(Dollars in Thousands)
Federal
Current	$1,522	$29
Deferred	(527)	626
Total federal	995	655
State
Current	154	76
Deferred	126	94
Total state	280	170
Total	$1,275	$825

The consolidated tax expense differed from the amount computed by applying the Company’s federal statutory income tax rate of 21.0% in 2021 and 2020 as described in the following table:

	2021	2020
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$1,202	$742
Increase (decrease) resulting from:
Tax-exempt interest	(88)	(87)
Bank-owned life insurance	(62)	(63)
State income tax expense, net of federal income taxes	169	132
Other	54	101
Total	$1,275	$825

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 are presented below:

	2021	2020
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$2,065	$1,749
Deferred compensation	947	973
Deferred commissions and fees	243	260
State net operating loss carryforwards	—	192
Federal alternative minimum tax and general business credits carryforwards	—	42
Unrealized loss on cash flow hedges	144	443
Other	862	667
Total gross deferred tax assets	4,261	4,326
Deferred tax liabilities:
Premises and equipment	1,248	1,311
Core deposit intangible	158	245
Limited partnerships	87	138
Unrealized gain on securities available-for-sale	52	426
Other	266	231
Total gross deferred tax liabilities	1,811	2,351
Net deferred tax asset, included in other assets	$2,450	$1,975

The Company did not have any federal or state net operating loss carryforwards as of December 31, 2021. As of December 31, 2020, the Company had state net operating loss carryforwards of $3.7 million and federal tax credit carry forwards of $42 thousand. The state net operating loss and federal tax credit carryforwards that existed at December 31, 2020 were used to offset taxable income in 2021.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company files a consolidated income tax return with the federal government and the States of Alabama and Tennessee. ALC files several state income tax returns, with the majority of its non-Alabama income being apportioned to Mississippi. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the states in which it filed for the years ended December 31, 2014 through 2021.

As of December 31, 2021, the Company had no unrecognized tax benefits related to federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2021. As of December 31, 2021, the Company had accrued no interest and no penalties related to uncertain tax positions.
12.	EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allows participants to defer a portion of their compensation on a pre-tax basis, subject to the statutory annual contribution limit. For 2021 and 2020, the Company made “safe harbor” contributions on behalf of participants in the form of a match that was equal to 100% of each participant’s elective deferrals, up to a maximum of 4% of the participant’s eligible compensation. The 401(k) Plan also allows the Company to make discretionary matching contributions on behalf of participants equal to 2% of each participant’s elective deferrals. No discretionary match was made in 2021 or 2020. The Company’s matching contributions to the 401(k) Plan totaled $0.5 million in both 2021 and 2020.

Participants can elect to invest up to 20% of incoming contributions (measured at the time of investment) in the 401(k) Plan in the form of Company stock. The 401(k) Plan held 238,514 and 214,056 shares of Company stock as of December 31, 2021 and 2020, respectively. These shares are allocated to participants in the 401(k) Plan and, accordingly, are included in the earnings per share calculations.

13.	DEFERRED COMPENSATION PLANS

The Company has entered into separate supplemental retirement compensation benefits agreements with certain non-employee directors and former executive officers. These agreements are structured as nonqualified retirement plans for federal income tax purposes. The Company’s obligation under these agreements is accrued as deferred compensation in accordance with the terms of the individual contracts over the required service period to the date the employee is eligible to receive benefits. The Company’s deferred compensation obligation under these agreements totaled $3.2 million and $3.3 million as of December 31, 2021 and 2020, respectively.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of December 31, 2021 and 2020, a total of 117,825 and 111,419 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.
14.	STOCK AWARDS

In accordance with the 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Stock-based compensation expense related to stock awards totaled $0.3 million for each of the years ended December 31, 2021 and 2020.

Stock Options

Stock option awards have been granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recognizes the cost of services received in exchange for stock option awards based on the grant date fair value of the award, with compensation expense recognized on a straight-line basis over the award’s vesting period. The fair value of outstanding awards was determined using the Black-Scholes option pricing model at the date of grant. The Company did not grant any stock option awards during the year ended December 31, 2021. The table below sets forth the assumptions used in the Black-Scholes pricing model for the year ended December 31, 2020.

2020
Risk-free interest rate	1.24%
Expected term (in years)	7.5
Expected stock price volatility	28.9%
Dividend yield	1.25%
Fair value of stock option	$3.34

The following table summarizes the Company’s stock option activity for the periods presented.

	Year Ended
	December 31, 2021		December 31, 2020
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of year	421,000	$9.79	412,800	$9.72
Granted	—	—	10,200	11.95
Exercised	750	8.23	666	10.75
Forfeited	—	—	1,334	9.70
Options outstanding, end of year	420,250	$9.79	421,000	$9.79
Options exercisable, end of year	395,678	$9.74	359,413	$9.62

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was approximately $0.6 million as of December 31, 2021 and $0.2 million as of December 31, 2020.

Restricted Stock

During the years ended December 31, 2021 and 2020, respectively, 38,430 shares and 28,460 shares of restricted stock were granted. Awards granted to employees had a three-year vesting period, while awards granted to non-employee directors had a one-year vesting period. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.
15.	SHAREHOLDERS’ EQUITY

Dividends are paid at the discretion of the Company’s Board of Directors, based on the Company’s operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are the Company’s primary source of funds for the payment of dividends to shareholders. In addition, federal and state regulatory agencies have the authority to prevent the Company from paying a dividend to shareholders. During both years ended December 31, 2021 and 2020, the Company declared dividends totaling $0.7 million, or $0.12 per share.

Regulatory Capital

The Bank is subject to the revised capital requirements as described in the section captioned “Supervision and Regulation – Capital Adequacy” included in Part I, Item I of this report. Under these requirements, the Bank is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Bank and Bancshares, and could impact Bancshares’ ability to pay dividends. The Bank’s minimum risk-based capital requirements include the fully implemented capital conservation buffer of 2.50%. As of both December 31, 2021 and 2020, the Bank exceeded all applicable minimum capital standards. In addition, the Bank met applicable regulatory guidelines to be

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

considered well-capitalized as of both December 31, 2021 and 2020. To be categorized in this manner, the Bank maintained common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the tables below. In addition, the Bank was not subject to any written agreement, order, capital directive or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific level for any capital measures.

The following tables provide the Bank’s actual regulatory capital amounts and ratios under regulatory capital standards in effect (Basel III) at December 31, 2021 and 2020:

	2021
	Actual Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	$87,379	11.36%	7.00%	6.50%
Tier 1 capital (to risk-weighted assets)	87,379	11.36%	8.50%	8.00%
Total capital (to risk-weighted assets)	95,699	12.44%	10.50%	10.00%
Tier 1 leverage (to average assets)	87,379	9.17%	4.00%	5.00%

	2020
	Actual Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	$77,510	11.78%	7.00%	6.50%
Tier 1 capital (to risk-weighted assets)	77,510	11.78%	8.50%	8.00%
Total capital (to risk-weighted assets)	84,980	12.92%	10.50%	10.00%
Tier 1 leverage (to average assets)	77,510	8.98%	4.00%	5.00%

No significant conditions or events have occurred since December 31, 2021 that management believes have affected the Bank’s classification as “well-capitalized.” Because of the size of the Company’s balance sheet, there is currently no requirement for separate reporting of capital amounts and ratios for Bancshares. Accordingly, such amounts and ratios are not included.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assessment due to the FDIC, including a deposit insurance assessment. These restrictions could materially influence the Bank’s, and therefore Bancshares’, ability to pay dividends.
16.	LEASES

The Bank and ALC are involved in a number of operating leases, primarily for branch locations. Branch leases have remaining lease terms ranging from less than one year to 12 years, some of which include options to extend the leases for up to five years, and some of which include an option to terminate the lease within one year. The Bank leases certain office facilities to third parties and classifies these leases as operating leases.

The following table provides a summary of the components of lease income and expense, as well as the reporting location in the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020:

		Year Ended
	Location	December 31, 2021	December 31, 2020
		(Dollars in Thousands)
Operating lease expense (1)	Net occupancy and equipment	$999	$841
Operating lease income (2)	Lease income	$830	$842

(1)	Includes short-term lease costs. For the years ended December 31, 2021 and 2020, short-term lease costs were nominal in amount.
(2)	Operating lease income includes rental income from owned properties.

The following table provides supplemental lease information for operating leases on the Consolidated Balance Sheet as of December 31, 2021:

	Location	December 31, 2021	December 31, 2020
		(Dollars in Thousands)	(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$2,245	$3,070
Operating lease liabilities	Other liabilities	$2,317	$3,125
Weighted-average remaining lease term (in years)		5.90	5.79
Weighted-average discount rate		3.29%	3.06%

The following table provides supplemental lease information for the Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31, 2021	December 31, 2020
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$859	$733

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of December 31, 2021:

Minimum Rental Payments
(Dollars in Thousands)
2022	$427
2023	432
2024	438
2025	339
2026	346
2027 and thereafter	591
Total future minimum lease payments	$2,573
Less: Imputed interest	256
Total	$2,317

17.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges

The Bank has entered into two forward interest rate swap contracts on certain variable-rate money market deposit accounts (indexed to the Federal Funds effective rate’s daily weighted average). The money market account balances are expected to exceed the notional amount for the duration of the hedges and the rates on these deposits are anticipated to move closely with changes in one-month LIBOR, or a comparable benchmark interest rate. The Bank has also entered into a forward interest rate swap contract on a variable-rate FHLB advance (indexed to one-month LIBOR) that will be renewed on a monthly basis and will remain outstanding until the hedge expiration. These interest rate swaps were designated as derivative instruments in cash flow hedges with the objective of converting the floating interest payments to a fixed rate. Under the swap arrangements, the Bank pays a fixed interest rate and receives a variable interest rate based on one-month LIBOR, or a comparable benchmark interest rate, on the notional amount, with monthly net settlements. All three cash flow hedge contracts have $10 million notional amounts. There were no gains or losses reclassified from other comprehensive income (loss) for cash flow hedges for the years ended December 31, 2021 and 2020.

Fair Value Hedges

The Bank has entered into two forward interest rate swap contracts on fixed rate commercial real estate loans. Both fair value hedge contracts have $10 million notional amounts. The interest rate swaps were designated as derivative instruments in fair value hedges with the objective of effectively converting pools of fixed rate assets to variable rate throughout the hedge durations. Under the swap arrangements, the Bank pays a fixed interest rate and receives a variable interest rate based on one-month LIBOR, or a comparable benchmark interest rate, on the notional amount, with monthly net settlements. The Bank recognized no gains or losses on the fair value hedges for the years ended December 31, 2021 and 2020.

Presentation

The Company has elected to offset derivative fair value amounts under master netting agreements, given that all of the Company’s hedges are with the same counterparty.

The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Consolidated Balance Sheets on a net basis.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of December 31, 2021		As of December 31, 2020
		Estimated Fair Value		Estimated Fair Value
	Notional Amount	Gain (Loss) (1)	Notional Amount	Gain (Loss) (1)
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to fixed rate commercial real estate loans	$20,000	$(198)	$20,000	$(837)
Total fair value hedges		(198)		(837)
Cash flow hedges:
Interest rate swaps related to variable-rate money market deposit accounts	20,000	(472)	20,000	(1,337)
Interest rate swaps related to FHLB advances	10,000	(104)	10,000	(436)
Total cash flow hedges		(576)		(1,773)
Total hedges designated as hedging instruments, net		$(774)		$(2,610)

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

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

Location in the Consolidated Balance Sheet in Which the Hedged	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Item is Included	December 31, 2021
	(Dollars in Thousands)
Loans and leases, net of allowance for loan and lease losses (1)	$39,473	$(198)

(1)

These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of December 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $39.3 million, the cumulative basis adjustments associated with these hedging relationships was $0.2 million, and the amounts of the designated hedged items were $20 million.

The following table presents the effect of hedging derivative instruments on the Company’s Consolidated Statements of Operations.

	Location in the	Year Ended December 31,
	Consolidated Statements	2021		2020
	of Operations	(Dollars in Thousands)
Interest income	Interest and fees on loans	$	$(253))	$	$(156))
Interest expense	Interest on deposits		333		237
Interest expense	Interest on short-term borrowings		127		77
	Net interest income (expense)	$	$(713))	$	$(470))

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.	SEGMENT REPORTING

In the tables below, information is disclosed for the two reportable operating segments of Bancshares: the Bank and ALC. The reportable segments were determined using the internal management reporting system. These segments comprise Bancshares’ and the Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the tables below:

	2021
	Bank	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$32,537	$9,019	$7	$(1,642)	$39,921
Total interest expense	2,842	1,635	115	(1,642)	2,950
Net interest income	29,695	7,384	(108)	—	36,971
Provision for loan and lease losses	1,515	495	—	—	2,010
Net interest income after provision	28,180	6,889	(108)	—	34,961
Total non-interest income	3,206	576	5,697	(5,958)	3,521
Total non-interest expense	25,188	6,599	1,421	(452)	32,756
Income (loss) before income taxes	6,198	866	4,168	(5,506)	5,726
Provision for income taxes	1,305	221	(251)	—	1,275
Net income (loss)	$4,893	$645	$4,419	$(5,506)	$4,451
Other significant items:
Total assets	$961,572	$40,924	$106,247	$(150,441)	$958,302
Total investment securities	134,238	—	81	—	134,319
Total loans, net	699,600	39,499	—	(39,069)	700,030
Goodwill and core deposit intangible, net	8,069	—	—	—	8,069
Investment in subsidiaries	—	—	95,172	(95,172)	—
Fixed asset additions	816	6	—	—	822
Depreciation and amortization expense	1,613	79	—	—	1,692
Total interest income from external customers	30,902	9,019	—	—	39,921
Total interest income from affiliates	1,635	—	7	(1,642)	—

	2020
	Bank	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$31,834	$11,397	$22	$(2,876)	$40,377
Total interest expense	4,632	2,855	—	(2,876)	4,611
Net interest income	27,202	8,542	22	—	35,766
Provision for loan and lease losses	2,206	739	—	—	2,945
Net interest income after provision	24,996	7,803	22	—	32,821
Total non-interest income	4,531	752	4,061	(4,334)	5,010
Total non-interest expense	25,180	8,136	1,565	(582)	34,299
Income (loss) before income taxes	4,347	419	2,518	(3,752)	3,532
Provision for income taxes	930	125	(230)	—	825
Net income (loss)	$3,417	$294	$2,748	$(3,752)	$2,707
Other significant items:
Total assets	$893,430	$55,727	$91,866	$(150,512)	$890,511
Total investment securities	91,342	—	80	—	91,422
Total loans, net	632,996	53,078	—	(47,700)	638,374
Goodwill and core deposit intangible, net	8,410	—	—	—	8,410
Investment in subsidiaries	—	—	86,102	(86,102)	—
Fixed asset additions	870	85	—	—	955
Depreciation and amortization expense	1,563	121	—	—	1,684
Total interest income from external customers	28,979	11,397	1	—	40,377
Total interest income from affiliates	2,855	—	21	(2,876)	—

On September 3, 2021, the Company announced that, effective immediately, ALC had ceased new business development and permanently closed its 20 branch lending locations in Alabama and Mississippi to the public. See Note 3 for additional discussion.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.	OTHER OPERATING INCOME AND EXPENSE

Other operating income for the years ended December 31, 2021 and 2020 consisted of the following:

	Year Ended December 31,
	2021	2020
	(Dollars in Thousands)
Bank-owned life insurance	$439	$433
Auto Club revenue	90	126
ATM fee income	577	479
Wire transfer fees	64	56
Gain on sales of premises and equipment and other assets	19	324
Credit insurance income	192	309
Other income	196	247
Total	$1,577	$1,974

Other operating expense for the years ended December 31, 2021 and 2020 consisted of the following:

	Year Ended December 31,
	2021	2020
	(Dollars in Thousands)
Postage, stationery and supplies	$802	$836
Telephone/data communication	903	908
Advertising and marketing	167	175
Travel and business development	147	226
Collection and recoveries	168	218
Other services	322	325
Insurance expense	635	574
FDIC insurance and state assessments	726	468
Loss on sales of premises and equipment and other assets	150	466
Core deposit intangible amortization	341	414
Other real estate/foreclosure expense, net	(371)	64
Other expense	2,114	1,811
Total	$6,104	$6,485

20.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2021 and 2020, there were no credit losses associated with derivative contracts.

In the normal course of business, there are outstanding commitments and contingent liabilities, such as commitments to extend credit, letters of credit and other commitments, that are not included in the consolidated financial statements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the financial statements. A summary of these commitments and contingent liabilities is presented below:

	December 31,
	2021	2020
	(Dollars in Thousands)
Standby letters of credit	$—	$180
Standby performance letters of credit	$582	$580
Commitments to extend credit	$164,247	$118,699

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of December 31, 2021 and 2020, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates accrued liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies’ incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both December 31, 2021 and 2020. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company follows a uniform framework for estimating and classifying the fair value of financial instruments. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. The following disclosures should not be considered a representation of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the years ended December 31, 2021 or 2020.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020.

	Fair Value Measurements as of December 31, 2021 Using
	Totals At December 31, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$46,228	$—	$46,228	$—
Commercial	24,971	—	24,971	—
Obligations of U.S. government-sponsored agencies	5,192	—	5,192	—
Obligations of states and political subdivisions	4,317	—	4,317	—
Corporate notes	15,482		15,482
U.S. Treasury securities	34,693	—	34,693	—
Other liabilities - derivatives	774	—	774	—

	Fair Value Measurements as of December 31, 2020 Using
	Totals At December 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$25,537	$—	$25,537	$—
Commercial	41,487	—	41,487	—
Obligations of U.S. government-sponsored agencies	—	—	—	—
Obligations of states and political subdivisions	5,108	—	5,108	—
Corporate notes	2,784		2,784
U.S. Treasury securities	10,077	—	10,077	—
Other liabilities - derivatives	2,610	—	2,610	—

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

As of both December 31, 2021 and 2020, included within OREO were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Bank and ALC that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

The following table presents the balances of impaired loans, OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of December 31, 2021 and 2020:

	Fair Value Measurements as of December 31, 2021 Using
	Totals At December 31, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$6	$—	$—	$6
OREO and other assets held-for-sale	2,149	—	—	2,149

	Fair Value Measurements as of December 31, 2020 Using
	Totals At December 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$28	$—	$—	$28
OREO and other assets held-for-sale	949	—	—	949

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2021. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of December 31, 2021 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value December 31, 2021	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$6	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	(9.5)%

OREO and other assets held-for-sale	$2,149	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	(9.5)%

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

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2021 and 2020 were as follows:

	December 31, 2021
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$61,244	$61,244	$61,244	$—	$—
Investment securities available-for-sale	130,883	130,883	—	130,883	—
Investment securities held-to-maturity	3,436	3,477	—	3,477	—
Federal funds sold	82	82	—	82	—
Federal Home Loan Bank stock	870	870	—	—	870
Loans, net of allowance for loan losses	700,030	694,744	—	—	694,744
Liabilities:
Deposits	838,126	837,439	—	837,439	—
Short-term borrowings	10,046	10,046	—	10,046	—
Long-term borrowings	10,653	10,804		10,804
Other liabilities - derivatives	774	774	—	774	—

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$94,415	$94,415	$94,415	$—	$—
Investment securities available-for-sale	84,993	130,883	—	130,883	—
Investment securities held-to-maturity	6,429	3,477	—	3,477	—
Federal funds sold	85	85	—	85	—
Federal Home Loan Bank stock	1,135	1,135	—	—	1,135
Loans, net of allowance for loan losses	638,374	650,107	—	—	650,107
Liabilities:
Deposits	782,212	784,574	—	784,574	—
Short-term borrowings	10,017	10,017	—	10,017	—
Other liabilities - derivatives	2,610	2,610	—	2,610	—

22.	FIRST US BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Balance Sheets

	Year Ended December 31,
	2021	2020
	(Dollars in Thousands)
Assets:
Cash on deposit	$5,890	$419
Investment in subsidiaries	95,172	86,102
Other assets	83	104
Total assets	$101,145	$86,625
Liabilities:
Other liabilities	$428	$(53)
Long-term borrowings	$10,653	—
Shareholders’ equity	90,064	86,678
Total liabilities and shareholders’ equity	$101,145	$86,625

Statements of Operations

	Year Ended December 31,
	2021	2020
	(Dollars in Thousands)
Income:
Dividend income, First US Bank	$1,570	$2,167
Total income	$1,570	$2,167
Expense	1,055	1,046
Gain before equity in undistributed income of subsidiaries	$515	$1,121
Equity in undistributed income of subsidiaries	3,936	1,586
Net income	$4,451	$2,707

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Cash Flows

	Year Ended December 31,
	2021	2020
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$4,451	$2,707
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of undistributed income of subsidiaries	(3,936)	(1,586)
Change in other assets and liabilities	580	14
Net cash provided by operating activities	1,095	1,135
Cash flows from investing activities:
Investment in subsidiaries	(5,000)	—
Net cash used in investing activities	(5,000)	—
Cash flows from financing activities:
Net proceeds from long-term borrowings	10,653	—
Net share-based compensation transactions	(7)	—
Dividends paid	(745)	(740)
Treasury stock repurchases	(525)	(452)
Net cash provided by (used in) in financing activities	9,376	(1,192)
Net increase (decrease) in cash	5,471	(57)
Cash at beginning of year	419	476
Cash at end of year	$5,890	$419

23.	QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,
	2021				2020
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands)
Interest income	$9,987	$10,030	$10,059	$9,845	$10,204	$9,996	$9,780	$10,397
Interest expense	727	695	747	781	912	1,031	1,157	1,511
Net interest income	9,260	9,335	9,312	9,064	9,292	8,965	8,623	8,886
Provision for loan and lease losses	493	618	498	401	469	1,046	850	580
Net interest income after provision for loan and lease losses	8,767	8,717	8,814	8,663	8,823	7,919	7,773	8,306
Non-interest:
Income	865	896	809	951	1,008	1,375	1,330	1,297
Expense	7,414	8,547	8,399	8,396	8,477	8,747	8,581	8,494
Income before income taxes	2,218	1,066	1,224	1,218	1,354	547	522	1,109
Provision for income taxes	507	229	271	268	309	136	118	262
Net income after taxes	$1,711	$837	$953	$950	$1,045	$411	$404	$847

Earnings per common share:
Basic earnings	$0.27	$0.13	$0.15	$0.15	$0.16	$0.07	$0.07	$0.13
Diluted earnings	$0.25	$0.13	$0.14	$0.14	$0.15	$0.06	$0.06	$0.13

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2021, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of December 31, 2021, that Bancshares’ disclosure controls and procedures are effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified.

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 beginning on page 46 and is incorporated herein by reference.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes, as of December 31, 2021, the securities that were authorized for issuance under the First US Bancshares, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) and Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The 2013 Incentive Plan provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards and performance compensation awards to our employees, consultants and directors and was approved by Bancshares’ shareholders in 2013. The Deferral Plan permits non-employee directors to defer their directors’ fees and receive the adjusted value of the deferred amounts in cash and/or in Bancshares’ common stock and was approved by Bancshares’ shareholders in 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (2)
	(a)	(b)		(c)
Equity compensation plans approved by shareholders	568,707	$9.80	(3)	410,612
Equity compensation plans not approved by shareholders	—	—		—
Total	568,707	$9.80	(3)	410,612

(1)	Includes shares to be issued under the 2013 Incentive Plan and the Deferral Plan.
(2)	Does not include shares reserved for future issuance under the Deferral Plan. Includes shares available for issuance pursuant to future awards under the 2013 Incentive Plan.
(3)	Does not include amounts deferred pursuant to the Deferral Plan, as there is no exercise price associated with these deferred amounts.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report

(1)   Financial Statements.

The consolidated financial statements of Bancshares and its subsidiaries, included herein in Item 8, are as follows:

●	Management’s Annual Report on Internal Control over Financial Reporting;
●	Report of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC (PCAOB ID 213);
●	Consolidated Balance Sheets – December 31, 2021 and 2020;
●	Consolidated Statements of Operations – Years Ended December 31, 2021 and 2020;
●	Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2021 and 2020;
●	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2021 and 2020;
●	Consolidated Statements of Cash Flows – Years Ended December 31, 2021 and 2020; and
●	Notes to Consolidated Financial Statements – Years Ended December 31, 2021 and 2020.

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

Exhibit No.	Description
10.22	First US Bancshares, Inc. 2020 Cash Incentive Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File. No. 000-14549), filed on March 3, 2020)*

10.23	First US Bancshares, Inc. Non-Employee Director Fee Schedule (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on August 11, 2021)*

10.24A	Real Estate Sales Agreement, dated April 20, 2015 (incorporated by reference to Exhibit 10.1A to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.24B	First Amendment to Real Estate Sales Agreement, dated May 26, 2015 (incorporated by reference to Exhibit 10.1B to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.24C	Second Amendment to Real Estate Sales Agreement, dated August 25, 2015 (incorporated by reference to Exhibit 10.1C to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.24D	Third Amendment to Real Estate Sales Agreement, dated September 17, 2015 (incorporated by reference to Exhibit 10.1D to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.24E	Fourth Amendment to Real Estate Sales Agreement, dated October 17, 2015 (incorporated by reference to Exhibit 10.1E to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.25	2021 Cash Incentive Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on February 26, 2021)*

10.26

Form of Subordinated Note Purchase Agreement, dated October 1, 2021, by and among First US Bancshares, Inc. and the Purchasers  (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on October 4, 2021)

10.27	2022 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on January 26, 2022)*

14	United Security Bancshares, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 12, 2004)

21	Subsidiaries of First US Bancshares, Inc.

23	Consent of Carr, Riggs & Ingram, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Inline Interactive Data Files

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2022.

FIRST US BANCSHARES, INC.

By:	/s/ James F. House
James F. House
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James F. House	President, Chief Executive Officer and Director	March 14, 2022
James F. House	(Principal Executive Officer)

/s/ Thomas S. Elley	Vice President, Treasurer, Assistant Secretary, Chief Financial Officer and Principal Accounting Officer	March 14, 2022
Thomas S. Elley	(Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew C. Bearden, Jr.	Director	March 14, 2022
Andrew C. Bearden, Jr.

/s/ Robert Stephen Briggs	Director	March 14, 2022
Robert Stephen Briggs

/s/ Sheri S. Cook	Director	March 14, 2022
Sheri S. Cook

/s/ John C. Gordon	Director	March 14, 2022
John C. Gordon

/s/ David P. Hale	Director	March 14, 2022
David P. Hale

/s/ Marlene M. McCain	Director	March 14, 2022
Marlene M. McCain

/s/ J. Lee McPhearson	Director	March 14, 2022
J. Lee McPhearson

/s/ Jack W. Meigs	Director	March 14, 2022
Jack W. Meigs

/s/ Aubrey S. Miller	Director	March 14, 2022
Aubrey S. Miller

/s/ Donna D. Smith	Director	March 14, 2022
Donna D. Smith

/s/ Bruce N. Wilson	Director	March 14, 2022
Bruce N. Wilson