Form 10-Q
period 2022-03-31
FIRST US BANCSHARES, INC.
filed 2022-05-12
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2022
Common Stock, $0.01 par value	6,080,919 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations, performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties. Certain factors that could affect the accuracy of such forward-looking statements and cause actual results to differ materially from those projected in such forward-looking statements are identified in the Company’s filings with the Securities and Exchange Commission (“SEC”), and forward-looking statements contained herein or in other public statements of the Company or its senior management should be considered in light of those factors. Such factors may include the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas; the impact of the current COVID-19 pandemic on the Company’s business, the Company’s customers, the communities that the Company serves and the United States economy, including the impact of actions taken by governmental authorities to try to contain the virus and protect against it, through vaccinations and otherwise, or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security (CARES) Act and subsequent federal legislation) and the resulting effect on the Company’s operations, liquidity and capital position and on the financial condition of the Company’s borrowers and other customers; the impact of changing accounting standards and tax laws on the Company’s allowance for loan losses and financial results; the impact of national and local market conditions on the Company’s business and operations; strong competition in the banking industry; the impact of changes in interest rates and monetary policy on the Company’s performance and financial condition; the pending discontinuation of LIBOR as an interest rate benchmark; the impact of technological changes in the banking and financial service industries and potential information system failures; cybersecurity and data privacy threats; the costs of complying with extensive governmental regulation; the possibility that acquisitions may not produce anticipated results and result in unforeseen integration difficulties; and other risk factors described from time to time in the Company’s public filings, including, but not limited to, the Company’s most recent Annual Report on Form 10-K. Relative to the Company’s dividend policy, the payment of cash dividends is subject to the discretion of the Board of Directors and will be determined in light of then-current conditions, including the Company’s earnings,  leverage, operations, financial conditions, capital requirements and other factors deemed relevant by the Board of Directors. In the future, the Board of Directors may change the Company’s dividend policy, including the frequency or amount of any dividend, in light of then-existing conditions.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash and due from banks	$12,537	$10,843
Interest-bearing deposits in banks	85,302	50,401
Total cash and cash equivalents	97,839	61,244
Federal funds sold	81	82
Investment securities available-for-sale, at fair value	135,018	130,883
Investment securities held-to-maturity, at amortized cost	2,718	3,436
Federal Home Loan Bank stock, at cost	934	870
Loans, net of allowance for loan and lease losses of $8,484 and $8,320, respectively	669,846	700,030
Premises and equipment, net of accumulated depreciation of $22,204 and $21,916, respectively	24,881	25,123
Cash surrender value of bank-owned life insurance	16,213	16,141
Accrued interest receivable	2,450	2,556
Goodwill and core deposit intangible, net	7,996	8,069
Other real estate owned	874	2,149
Other assets	9,796	7,719
Total assets	$968,646	$958,302
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$183,536	$174,501
Interest-bearing	669,581	663,625
Total deposits	853,117	838,126
Accrued interest expense	305	224
Other liabilities	6,684	9,189
Short-term borrowings	10,062	10,046
Long-term borrowings	10,671	10,653
Total liabilities	880,839	868,238
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,679,659 and 7,634,918 shares issued, respectively; 6,129,519 and 6,172,378 shares outstanding, respectively	75	75
Additional paid-in capital	14,278	14,163
Accumulated other comprehensive loss, net of tax	(2,866)	(276)
Retained earnings	99,604	98,428
Less treasury stock: 1,550,140 and 1,462,540 shares at cost, respectively	(23,284)	(22,326)
Total shareholders’ equity	87,807	90,064
Total liabilities and shareholders’ equity	$968,646	$958,302

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2022	2021
	(Unaudited)
Interest income:
Interest and fees on loans	$8,847	$9,490
Interest on investment securities	534	355
Total interest income	9,381	9,845
Interest expense:
Interest on deposits	516	743
Interest on short-term borrowings	35	38
Interest on long-term borrowings	121	—
Total interest expense	672	781
Net interest income	8,709	9,064
Provision for loan and lease losses	721	401
Net interest income after provision for loan and lease losses	7,988	8,663
Non-interest income:
Service and other charges on deposit accounts	299	266
Lease income	214	209
Other income, net	316	476
Total non-interest income	829	951
Non-interest expense:
Salaries and employee benefits	4,330	4,914
Net occupancy and equipment	766	1,039
Computer services	377	465
Fees for professional services	268	357
Other expense	1,315	1,621
Total non-interest expense	7,056	8,396
Income before income taxes	1,761	1,218
Provision for income taxes	400	268
Net income	$1,361	$950
Basic net income per share	$0.22	$0.15
Diluted net income per share	$0.20	$0.14
Dividends per share	$0.03	$0.03

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2022	2021
	(Unaudited)
Net income	$1,361	$950
Other comprehensive income (loss):
Unrealized holding losses on securities available-for-sale arising during period, net of tax benefit of $1,176, and $36, respectively	(3,527)	(106)
Unrealized holding gains arising during the period on effective cash flow hedge derivatives, net of tax expense of $312, and $161, respectively	937	485
Other comprehensive income (loss)	(2,590)	379
Total comprehensive income (loss)	$(1,229)	$1,329

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the three months ended March 31, 2022 and 2021 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, December 31, 2020	6,176,556	$75	$13,786	$(52)	$94,722	$(21,853)	$86,678
Net income	—	—	—	—	950	—	950
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(106)	—	—	(106)
Net change in fair value of derivative instruments, net of tax	—	—	—	485	—	—	485
Dividends declared: $.03 per share	—	—	—	—	(186)	—	(186)
Impact of stock-based compensation plans, net	37,085	—	103	—	—	(7)	96
Balance, March 31, 2021	6,213,641	$75	$13,889	$327	$95,486	$(21,860)	$87,917

Balance, December 31, 2021	6,172,378	$75	$14,163	$(276)	$98,428	$(22,326)	$90,064
Net income	—	—	—	—	1,361	—	1,361
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(3,527)	—	—	(3,527)
Net change in fair value of derivative instruments, net of tax	—	—	—	937	—	—	937
Dividends declared: $.03 per share	—	—	—	—	(185)	—	(185)
Impact of stock-based compensation plans, net	44,741	—	115	—	—	—	115
Treasury stock repurchases	(87,600)					(958)	(958)
Balance, March 31, 2022	6,129,519	$75	$14,278	$(2,866)	$99,604	$(23,284)	$87,807

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net income	$1,361	$950
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	387	445
Provision for loan and lease losses	721	401
Deferred income tax provision	269	29
Stock-based compensation expense	115	103
Net amortization of securities	88	72
Amortization of intangible assets	73	91
Net (gain) loss on premises and equipment and other real estate	(131)	39
Changes in assets and liabilities:
Decrease in accrued interest receivable	106	214
Increase in other assets	(494)	(321)
Increase (decrease) in accrued interest expense	81	(50)
Decrease in other liabilities	(1,730)	(86)
Net cash provided by operating activities	846	1,887
Cash flows from investing activities:
Net decrease in federal funds sold	1	1
Purchases of investment securities, available-for-sale	(14,291)	(3,512)
Proceeds from maturities and prepayments of investment securities, available-for-sale	5,369	18,199
Proceeds from maturities and prepayments of investment securities, held-to-maturity	714	738
Net (increase) decrease in Federal Home Loan Bank stock	(64)	265
Proceeds from the sale of premises and equipment and other real estate	1,550	279
Net decrease (increase) in loans	28,706	(21,921)
Purchases of premises and equipment	(118)	(122)
Net cash provided by (used in) investing activities	21,867	(6,073)
Cash flows from financing activities:
Net increase in deposits	14,991	35,831
Net increase in borrowings	34	—
Net share-based compensation transactions	—	(7)
Treasury stock repurchases	(958)	—
Dividends paid	(185)	(186)
Net cash provided by financing activities	13,882	35,638
Net increase in cash and cash equivalents	36,595	31,452
Cash and cash equivalents, beginning of period	61,244	94,415
Cash and cash equivalents, end of period	$97,839	$125,867
Supplemental disclosures:
Cash paid for:
Interest	$591	$830
Income taxes	1,071	—
Non-cash transactions:
Assets acquired in settlement of loans	51	400

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

The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2022. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2021.

2.	BASIS OF PRESENTATION

Summary of Significant Accounting Policies

Certain significant accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2021.

Reclassification

Certain amounts and disclosures in the notes to the prior period consolidated financial statements have been reclassified to conform to the 2022 presentation. These reclassifications had no effect on the Company’s results of operations, financial position or net cash flow.

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

	Three Months Ended
	March 31,
	2022	2021
Basic shares	6,275,784	6,307,227
Dilutive shares	420,250	421,000
Diluted shares	6,696,034	6,728,227

	Three Months Ended
	March 31,
	2022	2021
	(Dollars in Thousands, Except Per Share Data)
Net income	$1,361	$950
Basic net income per share	$0.22	$0.15
Diluted net income per share	$0.20	$0.14

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

Accounting Pronouncements Recently Adopted

ASU 2020-04 and ASU 2021-01, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These ASUs provide optional and temporary relief, in the form of optional expedients and exceptions, for applying GAAP to modifications of contacts, hedging relationships and other transactions affected by reference rate (e.g. LIBOR) reforms. ASU 2020-04 and ASU 2021-01 are effective for the Company immediately and through December 31, 2022. The Company utilizes LIBOR, among other indexes, as a reference rate for underwriting certain variable rate loans and interest rate hedging instruments. Management has identified all contracts referencing LIBOR and will continue to monitor risks associated with the discontinuance of LIBOR until remediation of such contracts is complete. Reference rate reform has not had, nor does the Company expect it to have, a material effect on the Company’s consolidated balance sheet, operations or cash flows.

Pending Accounting Pronouncements

ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings ("TDRs") and Vintage Disclosures. The ASU addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the current expected credit losses model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit losses model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. As the Company has not yet adopted the amendments in ASU 2016-13, ASU 2022-02 becomes effective in the first quarter of 2023. Management is assessing the impact that adoption of this standard will have on the Company’s financial condition and results of operations in conjunction with its assessment of the impact of ASU 2016-13. The Company expects to adopt the guidance for our fiscal year beginning January 1, 2023.

ASU 2022-01 - Fair Value Hedging - Portfolio Layer Method - Derivatives and Hedging (Topic 815). In March 2022, the FASB issued ASU 2022-01. The amendments in this standard update expand the current last-of-layer method of hedge accounting that permits only one hedged layer to allow multiple hedged layers of a single closed portfolio. This standard update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted on any date on or after the issuance of this update for any entity that has adopted the amendments in ASU 2017-12 for the corresponding period. If an entity adopts the amendments in an interim period, the effect of adopting the amendments related to basis adjustments should be reflected as of the beginning of the fiscal year of adoption. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements; however, the impact will be dependent on future hedging activity.

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

On September 3, 2021, the Company announced that, effective immediately, ALC would cease new business development and permanently close its 20 branch lending locations in Alabama and Mississippi to the public. The closure of ALC’s branches eliminated the majority of ALC’s full-time employment positions during the third quarter of 2021. ALC continues to service its remaining portfolio of loans from its headquarters in Mobile, Alabama. The cessation of new business and closure of ALC’s branch locations were undertaken by the Company as part of a long-term strategy to reduce expenses, fortify asset quality, and focus the Company’s loan growth efforts in other areas, including the Bank’s commercial lending and consumer indirect lending efforts.

Total restructuring charges incurred during the three months ended March 31, 2022 and the year ended December 31, 2021 consisted of the following:

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021	Total
	(Dollars in Thousands)
Expense Category
Severance and personnel expenses	$108	$263	$371
Lease termination costs	2	224	226
Fixed asset valuation adjustments	—	239	239
Termination of technology contracts	30	85	115
Other expenses	—	93	93
Total expenses	$140	$904	$1,044

As of March 31, 2022, the majority of restructuring charges associated with the closure of ALC’s branches have been incurred.

4.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of March 31, 2022 and December 31, 2021 were as follows:

	Available-for-Sale
	March 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$46,121	$81	$(1,620)	$44,582
Commercial	22,089	195	(148)	22,136
Obligations of U.S. government-sponsored agencies	5,158	—	(357)	4,801
Obligations of states and political subdivisions	4,228	20	(66)	4,182
Corporate notes	19,875	46	(526)	19,395
U.S. Treasury securities	42,043	—	(2,121)	39,922
Total	$139,514	$342	$(4,838)	$135,018

	Held-to-Maturity
	March 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$1,821	$—	$(9)	$1,812
Obligations of U.S. government-sponsored agencies	758	—	(19)	739
Obligations of states and political subdivisions	139	—	(4)	135
Total	$2,718	$—	$(32)	$2,686

	Available-for-Sale
	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$46,020	$450	$(242)	$46,228
Commercial	24,647	371	(47)	24,971
Obligations of U.S. government-sponsored agencies	5,207	—	(15)	5,192
Obligations of states and political subdivisions	4,247	80	(10)	4,317
Corporate notes	15,458	76	(52)	15,482
U.S. Treasury securities	35,097	—	(404)	34,693
Total	$130,676	$977	$(770)	$130,883

	Held-to-Maturity
	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$2,115	$29	$—	$2,144
Obligations of U.S. government-sponsored agencies	768	10	—	778
Obligations of states and political subdivisions	553	2	—	555
Total	$3,436	$41	$—	$3,477

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of March 31, 2022 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$2,592	$2,600	$—	$—
Maturing after one to five years	38,838	37,355	—	—
Maturing after five to ten years	77,858	75,029	1,553	1,546
Maturing after ten years	20,226	20,034	1,165	1,140
Total	$139,514	$135,018	$2,718	$2,686

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following tables reflect gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2022 and December 31, 2021.

	Available-for-Sale
	March 31, 2022
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$35,249	$(1,617)	$230	$(3)
Commercial	8,724	(146)	2,897	(2)
Obligations of U.S. government-sponsored agencies	4,645	(356)	145	(1)
Obligations of states and political subdivisions	2,705	(66)	—	—
Corporate notes	15,394	(526)	—	—
U.S. Treasury securities	39,921	(2,121)	—	—
Total	$106,638	$(4,832)	$3,272	$(6)

	Held-to-Maturity
	March 31, 2022
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$1,285	$(9)	$—	$—
Obligations of U.S. government-sponsored agencies	$739	$(19)	$—	$—
Obligations of states and political subdivisions	$135	$(4)	$—
Total	$2,159	$(32)	$—	$—

	Available-for-Sale
	December 31, 2021
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$31,346	$(240)	$253	$(2)
Commercial	2,245	(12)	2,970	(35)
Obligations of U.S. government-sponsored agencies	4,987	(13)	194	(2)
Obligations of states and political subdivisions	561	(10)	—	—
Corporate notes	9,092	(52)	—	—
U.S. Treasury securities	34,692	(404)	—	—
Total	$82,923	$(731)	$3,417	$(39)

There were no held-to-maturity securities in an unrealized loss position as of December 31, 2021.

Due to the increasing interest rate environment in the first quarter of 2022, gross unrealized losses increased significantly, particularly within the Company’s available-for-sale portfolio. Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to: (i) the length of time and the extent to which fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; (iii) whether the Company intends to sell the securities; and (iv) whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

As of March 31, 2022, 10 debt securities had been in a loss position for more than 12 months, and 81 debt securities had been in a loss position for less than 12 months. As of December 31, 2021, 10 debt securities had been in a loss position for more than 12 months, and 32 debt securities had been in a loss position for less than 12 months. The increase in the number of debt securities in a loss position of less than 12 months resulted from the rising interest rate environment during the three months ended March 31, 2022. As of both March 31, 2022 and December 31, 2021, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of March 31, 2022 or December 31, 2021.

Investment securities with a carrying value of $60.2 million and $52.2 million as of March 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes.
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

Indirect – This portfolio segment includes loans secured by collateral purchased by consumers at retail stores with whom the Company has an established relationship to provide financing for the retail products sold if applicable underwriting standards are met. The collateral securing these loans generally includes recreational vehicles, campers, boats, horse trailers and cargo trailers.

As of March 31, 2022 and December 31, 2021, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	March 31, 2022
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$52,817	$—	$52,817
Secured by 1-4 family residential properties	67,705	2,055	69,760
Secured by multi-family residential properties	50,796	—	50,796
Secured by non-farm, non-residential properties	177,752	—	177,752
Commercial and industrial loans and leases (1)	68,098	—	68,098
Consumer loans:
Direct consumer	6,191	11,832	18,023
Branch retail	—	21,891	21,891
Indirect	220,931	—	220,931
Total loans	644,290	35,778	680,068
Less: Unearned interest, fees and deferred cost	(213)	1,951	1,738
Allowance for loan and lease losses	6,894	1,590	8,484
Net loans	$637,609	$32,237	$669,846

	December 31, 2021
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$67,048	$—	$67,048
Secured by 1-4 family residential properties	70,439	2,288	72,727
Secured by multi-family residential properties	46,000	—	46,000
Secured by non-farm, non-residential properties	197,901	—	197,901
Commercial and industrial loans and leases (1)	73,947	—	73,947
Consumer loans:
Direct consumer	5,972	15,717	21,689
Branch retail	—	25,692	25,692
Indirect	205,940	—	205,940
Total loans	667,247	43,697	710,944
Less: Unearned interest, fees and deferred cost	(324)	2,918	2,594
Allowance for loan and lease losses	7,038	1,282	8,320
Net loans	$660,533	$39,497	$700,030

(1)

Includes equipment financing leases and PPP loans. As of March 31, 2022 and December 31, 2021, equipment finance leases totaled $10.5 million and $11.0 million, respectively, and PPP loans totaled $0.6 million and $1.7 million, respectively.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 51.6% and 54.0% of the portfolio was concentrated in loans secured by real estate as of March 31, 2022 and December 31, 2021, respectively.

Loans with a carrying value of $69.3 million and $66.6 million were pledged as collateral to secure Federal Home Loan Bank (“FHLB”) borrowings as of March 31, 2022 and December 31, 2021, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments were $0.3 million as of both March 31, 2022 and December 31, 2021. During the three months ended March 31, 2022, there were no new loans to these parties, and repayments by active related parties were $2 thousand. During the year ended December 31, 2021, there were no new loans to these parties, and repayments by active related parties were $0.1 million.

Allowance for Loan and Lease Losses

The following tables present changes in the allowance for loan and lease losses during the three months ended March 31, 2022 and 2021 and the related loan balances by loan type as of March 31, 2022 and 2021:

	As of and for the Three Months Ended March 31, 2022
	Construction, Land Development, and Other	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$628	$690	$437	$1,958	$860	$1,004	$304	$2,439	$8,320
Charge-offs	—	(2)	—	—	—	(601)	(101)	(25)	(729)
Recoveries	1	8	—	1	—	128	23	11	172
Provision	(142)	(12)	47	(185)	29	533	295	156	721
Ending balance	$487	$684	$484	$1,774	$889	$1,064	$521	$2,581	$8,484
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$9	$—	$—	$56	$—	$—	$—	$65
Collectively evaluated for impairment	487	675	484	1,774	833	1,064	521	2,581	8,419
Total allowance for loan and lease losses	$487	$684	$484	$1,774	$889	$1,064	$521	$2,581	$8,484
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$637	$—	$1,039	$670	$20	$—	$—	$2,366
Collectively evaluated for impairment	52,817	69,123	50,796	176,713	67,428	18,003	21,891	220,931	677,702
Loans acquired with deteriorated credit quality	—		—	—	—	—		—	—
Total loans receivable	$52,817	$69,760	$50,796	$177,752	$68,098	$18,023	$21,891	$220,931	$680,068

	As of and for the Three Months Ended March 31, 2021
	Construction, Land Development, and Other	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$393	$639	$577	$1,566	$1,008	$1,202	$373	$1,712	$7,470
Charge-offs	(21)	(9)	—	—	—	(348)	(130)	(117)	(625)
Recoveries	2	3	—	1	—	170	42	11	229
Provision	70	112	(36)	437	(412)	13	72	145	401
Ending balance	$444	$745	$541	$2,004	$596	$1,037	$357	$1,751	$7,475
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$11	$—	$—	$60	$1	$—	$—	$72
Collectively evaluated for impairment	444	734	541	2,004	536	1,036	357	1,751	7,403
Total allowance for loan and lease losses	$444	$745	$541	$2,004	$596	$1,037	$357	$1,751	$7,475
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$720	$—	$4,237	$567	$23	$—	$—	$5,547
Collectively evaluated for impairment	48,491	81,468	54,180	189,389	79,271	26,975	31,075	153,940	664,789
Loans acquired with deteriorated credit quality	—	161	—	—	—	—	—	—	161
Total loans receivable	$48,491	$82,349	$54,180	$193,626	$79,838	$26,998	$31,075	$153,940	$670,497

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

•

Doubtful (Risk Grade 8): Loans classified as doubtful have all of the weaknesses found in substandard loans, with the added characteristic that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable or improbable. Serious problems exist such that partial loss of principal is likely; however, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Such pending factors may include proposed merger, acquisition or liquidation procedures, capital injection, perfection of liens on additional collateral and refinancing plans. Loans classified as doubtful may include loans to borrowers that have demonstrated a history of failing to live up to agreements. The Company did not have any loans classified as Doubtful (Risk Grade 8) as of March 31, 2022 or December 31, 2021.

•

Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Company did not have any loans classified as Loss (Risk Grade 9) as of March 31, 2022 or December 31, 2021.

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of March 31, 2022:

	March 31, 2022
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$52,815	$—	$2	$52,817
Secured by multi-family residential properties	50,796	—	—	50,796
Secured by non-farm, non-residential properties	173,661	3,069	1,022	177,752
Commercial and industrial loans	66,872	—	1,226	68,098
Total	$344,144	$3,069	$2,250	$349,463
As a percentage of total loans	98.48%	0.88%	0.64%	100.00%

	March 31, 2022
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$68,585	$1,175	$69,760
Consumer loans:
Direct consumer	17,280	743	18,023
Branch retail	21,572	319	21,891
Indirect	220,931	—	220,931
Total	$328,368	$2,237	$330,605
As a percentage of total loans	99.32%	0.68%	100.00%

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2021:

	December 31, 2021
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$67,046	$—	$2	$67,048
Secured by multi-family residential properties	43,472	2,528	—	46,000
Secured by non-farm, non-residential properties	189,425	7,442	1,034	197,901
Commercial and industrial loans	72,116	333	1,498	73,947
Total	$372,059	$10,303	$2,534	$384,896
As a percentage of total loans	96.66%	2.68%	0.66%	100.00%

	December 31, 2021
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$71,526	$1,201	$72,727
Consumer loans:
Direct consumer	20,939	750	21,689
Branch retail	25,486	206	25,692
Indirect	205,940	—	205,940
Total	$323,891	$2,157	$326,048
As a percentage of total loans	99.34%	0.66%	100.00%

The following table provides an aging analysis of past due loans by class as of March 31, 2022:

	As of March 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$52,817	$52,817	$—
Secured by 1-4 family residential properties	334	24	164	$522	69,238	69,760	—
Secured by multi-family residential properties	—	—	—	$—	50,796	50,796	—
Secured by non-farm, non-residential properties	3	—	—	$3	177,749	177,752	—
Commercial and industrial loans	21	—	234	$255	67,843	68,098	—
Consumer loans:
Direct consumer	438	226	723	$1,387	16,636	18,023	—
Branch retail	220	189	319	$728	21,163	21,891	—
Indirect	21	—	—	$21	220,910	220,931	—
Total	$1,037	$439	$1,440	$2,916	$677,152	$680,068	$—
As a percentage of total loans	0.16%	0.06%	0.21%	0.43%	99.57%	100.00%

The following table provides an aging analysis of past due loans by class as of December 31, 2021:

	As of December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$67,048	$67,048	$—
Secured by 1-4 family residential properties	349	23	20	392	72,335	72,727	—
Secured by multi-family residential properties	—	—	—	—	46,000	46,000	—
Secured by non-farm, non-residential properties	403	—	—	403	197,498	197,901	—
Commercial and industrial loans	54	—	234	288	73,659	73,947	—
Consumer loans:
Direct consumer	652	589	730	1,971	19,718	21,689	—
Branch retail	377	182	206	765	24,927	25,692	—
Indirect	43	14	—	57	205,883	205,940	—
Total	$1,878	$808	$1,190	$3,876	$707,068	$710,944	$—
As a percentage of total loans	0.27%	0.11%	0.17%	0.55%	99.45%	100.00%

The following table provides an analysis of non-accruing loans by class as of March 31, 2022 and December 31, 2021:

	Loans on Non-Accrual Status
	March 31, 2022	December 31, 2021
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$2	$2
Secured by 1-4 family residential properties	899	780
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	—	—
Commercial and industrial loans	274	277
Consumer loans:
Direct consumer	734	743
Branch retail	319	206
Indirect	—	—
Total loans	$2,228	$2,008

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral. At the Bank, all loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. At management’s discretion, additional loans may be impaired based on homogeneous factors such as changes in the nature and volume of the portfolio, portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends and economic conditions that may affect the borrower’s ability to pay. At ALC, all loans of $50 thousand or more that are 90 days or more past due are identified for impairment analysis. As of both March 31, 2022 and December 31, 2021, there were $0.1 million of impaired loans with no related allowance recorded at ALC. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

As of March 31, 2022, the carrying amount of the Company’s impaired loans consisted of the following:

	March 31, 2022
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	621	621	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,039	1,039	—
Commercial and industrial	614	614	—
Direct consumer	20	20	—
Total loans with no related allowance recorded	$2,294	$2,294	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	16	16	9
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	56	56	56
Direct consumer	—	—	—
Total loans with an allowance recorded	$72	$72	$65
Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	637	637	9
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,039	1,039	—
Commercial and industrial	670	670	56
Direct consumer	20	20	—
Total impaired loans	$2,366	$2,366	$65

As of December 31, 2021, the carrying amount of the Company’s impaired loans consisted of the following:

	December 31, 2021
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	630	630	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,051	1,051	—
Commercial and industrial	823	823	—
Direct consumer	21	21	—
Total loans with no related allowance recorded	$2,525	$2,525	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	16	16	10
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	57	57	57
Direct consumer	—	—	—
Total loans with an allowance recorded	$73	$73	$67
Total impaired loans
Loans secured by real estate	.
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	646	646	10
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,051	1,051	—
Commercial and industrial	880	880	57
Direct consumer	21	21	—
Total impaired loans	$2,598	$2,598	$67

The average net investment in impaired loans and interest income recognized and received on impaired loans during the three months ended March 31, 2022 and the year ended December 31, 2021 were as follows:

	Three Months Ended March 31, 2022
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	642	2	1
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,043	13	15
Commercial and industrial	739	5	5
Direct consumer	20	—	1
Total	$2,444	$20	$22

	Year Ended December 31, 2021
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	773	31	31
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,377	140	108
Commercial and industrial	637	61	40
Direct consumer	22	9	2
Total	$3,809	$241	$181

Loans on which the accrual of interest has been discontinued amounted to $2.2 million and $2.0 million as of March 31, 2022 and December 31, 2021, respectively. If interest on those loans had been accrued, there would have been $18 thousand and $52 thousand of interest accrued for the periods ended March 31, 2022 and December 31, 2021, respectively. Interest income related to these loans for the three months ended March 31, 2022 and the year ended December 31, 2021 was $6 thousand and $30 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were no loans modified with concessions granted during the three months ended March 31, 2022 and two loans with balances totaling $0.6 million modified with concessions granted during the year ended December 31, 2021. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. The Company did not have any non-accruing loans that were previously restructured and that remained on non-accrual status as of both March 31, 2022 and December 31, 2021. For both the three months ended March 31, 2022 and the year ended December 31, 2021, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides, as of March 31, 2022 and December 31, 2021, the number of loans remaining in each loan category that the Company had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	March 31, 2022			December 31, 2021
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	1	$107	$—	1	$107	$—
Secured by 1-4 family residential properties	2	59	12	2	59	12
Secured by non-farm, non-residential properties	2	621	615	2	621	617
Commercial loans	2	116	29	2	116	31
Total	7	$903	$656	7	$903	$660

As of March 31, 2022 and December 31, 2021, no loans that previously had been modified in a troubled debt restructuring had defaulted subsequent to modification.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan and lease losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan and lease losses. This evaluation resulted in an allowance for loan and lease losses attributable to such restructured loans of $7 thousand as of both March 31, 2022 and December 31, 2021.
6.	OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
	(Dollars in Thousands)
Beginning balance	$2,149	$949
Sales proceeds	(1,431)	—
Gross gains	183	—
Gross losses	(27)	—
Net gains	156	—
Impairment	—	(7)
Ending balance	$874	$942

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was $0.2 million as of both March 31, 2022 and December 31, 2021. In addition, the Company held $0.3 million of consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of March 31, 2022. The Company did not hold any consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of December 31, 2021.

Repossessed Assets

In addition to the other real estate and other assets acquired in foreclosure, the Company also acquires assets through the repossession of the underlying collateral of loans in default. The following table summarizes repossessed asset activity as of the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
	(Dollars in Thousands)
Beginning balance	$154	$245
Transfers from loans	51	400
Sales proceeds	(100)	(262)
Gross losses	(44)	(45)
Net losses	(44)	(45)
Impairment	—	—
Ending balance	$61	$338

Repossessed assets are included in Other Assets in the Company’s condensed consolidated balance sheet.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $7.4 million of goodwill as a result of its acquisition of The Peoples Bank (“TPB”) in 2018. Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2022 or the year ended December 31, 2021.

Goodwill is tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the implied fair value of goodwill is lower than its carrying amount, impairment is indicated, and goodwill must be written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill totaled $7.4 million as of both March 31, 2022 and December 31, 2021.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $2.0 million were recorded as part of the TPB acquisition.

The Company’s goodwill and other intangible assets (carrying basis and accumulated amortization) as of March 31, 2022 were as follows:

	March 31, 2022	December 31, 2021
	(Dollars in Thousands)
Goodwill	$7,435	$7,435
Core deposit intangible:
Gross carrying amount	2,048	2,048
Accumulated amortization	(1,487)	(1,414)
Core deposit intangible, net	561	634
Total	$7,996	$8,069

The Company’s estimated remaining amortization expense on intangible assets as of March 31, 2022 was as follows:

Amortization Expense
(Dollars in Thousands)
2022	$195
2023	195
2024	122
2025	49
Total	$561

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

•

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both March 31, 2022 and December 31, 2021, there were no federal funds purchased outstanding.

•

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of March 31, 2022 and December 31, 2021 totaled $62 thousand and $46 thousand, respectively.

•

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of March 31, 2022 and December 31, 2021, the Bank had $10.1 million and $10.0 million, respectively, in outstanding FHLB advances with original maturities of less than one year.

Long-Term Borrowings

FHLB Advances

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both March 31, 2022 and December 31, 2021, the Company did not have any long-term FHLB advances outstanding.

Subordinated Debt

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031 (the “Notes”). The Notes bear interest at a rate of 3.50% per annum for the first five years, after which the interest rate will be reset quarterly to a benchmark interest rate per annum which, subject to certain conditions provided in the Notes, will be equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 275 basis points. The Company expects to continue to use the net proceeds for general corporate purposes, which may include the repurchase of the Company’s common stock, and to support organic growth plans, including the maintenance of capital ratios. Following receipt of the net proceeds of the Notes, the Company invested $5 million into capital surplus of the Bank. As of both March 31, 2022 and December 31, 2021, the Notes were recorded as long-term borrowings totaling $10.7 million, net of unamortized debt issuance costs. The table below provides additional information related to the Notes as of and for the three-month periods ended March 31, 2022 and 2021, respectively.

	March 31,	March 31,
	2022	2021
	(Dollars in Thousands)
Balance at period-end	$10,671	$—
Average balance during the period	$10,655	$—
Maximum month-end balance during the year	$10,671	$—
Average rate paid during the year, including amortization of debt issuance costs	4.16%	—
Weighted average remaining maturity (in years)	9.50	—

Available Credit

As an additional funding source, the Company has available unused lines of credit with correspondent banks, the Federal Reserve and the FHLB. Certain of these funding sources are subject to underlying collateral. As of March 31, 2022 and December 31, 2021, the Company’s available unused lines of credit consisted of the following:

Available Unused Lines of Credit	Collateral Requirements	March 31, 2022	December 31, 2021
Correspondent banks	None	$45.0 million	$45.0 million
Federal Reserve (discount window)	Subject to collateral	$0.9 million	$1.0 million
FHLB advances (1)	Subject to collateral	$237.5 million	$237.0 million

(1)

These amounts represent the total remaining credit the Company has from the FHLB, but this credit can only be utilized to the extent that underlying collateral exists. Assets pledged (including loans and investment securities) associated with FHLB advances and letters of credit totaled $69.3 million and $66.6 million as of March 31, 2022 and December 31, 2021, respectively. The Company’s collateral exposure with the FHLB in the form of advances and letters of credit was $40.0 million as of both March 31, 2022 and December 31, 2021, leaving an excess of collateral of $29.3 million and $26.6 million, respectively, available to utilize for additional credit as of the respective dates.

9.	INCOME TAXES

The provision for income taxes was $0.4 million and $0.3 million for the three-month periods ended March 31, 2022 and 2021, respectively. The Company’s effective tax rate was 22.7% and 22.0%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $3.3 million and $2.5 million as of March 31, 2022 and December 31, 2021, respectively. The net deferred tax asset is impacted by changes in the fair value of securities available-for-sale and cash flow hedges, changes in net operating loss carryforwards and other book-to-tax temporary differences.
10.	DEFERRED COMPENSATION PLANS

The Company has entered into supplemental retirement compensation benefits agreements with certain directors and former executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.2 million as of both March 31, 2022 and December 31, 2021.

Non-employee directors may elect to defer payment of all or a portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of March 31, 2022 and December 31, 2021, a total of 119,270 and 117,825 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.
11.	STOCK AWARDS

In accordance with the Company’s 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Stock-based compensation expense related to stock awards totaled $0.1 million for both of the three-month periods ended March 31, 2022 and 2021.

Stock Options

Stock option awards have been granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms.

The Company recognizes the cost of services received in exchange for stock option awards based on the grant date fair value of the award, with compensation expense recognized on a straight-line basis over the award’s vesting period. The fair value of outstanding awards was determined using the Black-Scholes option pricing model based on the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company did not grant any stock option awards during the three months ended March 31, 2022.

The following table summarizes the Company’s stock option activity for the periods presented.

	Three Months Ended
	March 31, 2022		March 31, 2021
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	420,250	$9.79	421,000	$9.79
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	600	10.86	—	—
Options outstanding, end of period	419,650	$9.79	421,000	$9.79
Options exercisable, end of period	415,916	$9.77	396,095	$9.74

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was approximately $0.9 million and $0.3 million as of March 31, 2022 and 2021, respectively.

Restricted Stock

During the three months ended March 31, 2022 and 2021, 45,938 shares and 37,930 shares, respectively, of restricted stock were granted. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.
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

The following table provides a summary of the components of lease expense, as well as the reporting location in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021:

	Location in the Condensed	Three Months Ended
	Consolidated Statements of Operations	March 31, 2022	March 31, 2021
		(Dollars in Thousands)
Operating lease expense (1)	Net occupancy and equipment	$36	$209
Operating lease income (2)	Lease income	$214	$209

(1)	Includes short-term lease costs. For the three-month periods ended March 31, 2022 and 2021, short-term lease costs were nominal in amount.
(2)	Operating lease income includes rental income from owned properties.

The following table provides supplemental lease information for operating leases on the Condensed Consolidated Balance Sheet as of March 31, 2022:

	Location in the Condensed
	Consolidated Balance Sheet	March 31, 2022
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$2,154
Operating lease liabilities	Other liabilities	$2,228
Weighted-average remaining lease term (in years)		5.78
Weighted-average discount rate		3.30%

The following table provides supplemental lease information for the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35	$176

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of March 31, 2022:

Minimum Rental Payments
(Dollars in Thousands)
2022	$319
2023	432
2024	438
2025	339
2026	346
2027 and thereafter	591
Total future minimum lease payments	$2,465
Less: Imputed interest	237
Total operating lease liabilities	$2,228

13.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges

The Bank has entered into forward interest rate swap contracts on certain variable-rate money market deposit accounts (indexed to the Federal Funds effective rate’s daily weighted average). The money market account balances are expected to exceed the notional amount for the duration of the hedges and the rates on these deposits are anticipated to move closely with changes in one-month LIBOR, or a comparable benchmark interest rate. The Bank has also entered into a forward interest rate swap contract on a variable-rate FHLB advance (indexed to one-month LIBOR) that will be renewed on a monthly basis and will remain outstanding until the hedge expiration. These interest rate swaps were designated as derivative instruments in cash flow hedges with the objective of converting the floating interest payments to a fixed rate. Under the swap arrangements, the Bank pays a fixed interest rate and receives a variable interest rate based on one-month LIBOR, or a comparable benchmark interest rate, on the notional amount, with monthly net settlements. There were no gains or losses reclassified from other comprehensive income (loss) for cash flow hedges for the three months ended March 31, 2022 and 2021.

Fair Value Hedges

The Bank has entered into forward interest rate swap contracts on fixed rate commercial real estate loans. The interest rate swaps were designated as derivative instruments in fair value hedges with the objective of effectively converting pools of fixed rate assets to variable rate throughout the hedge durations. Under the swap arrangements, the Bank pays a fixed interest rate and receives a variable interest rate based on one-month LIBOR, or a comparable benchmark interest rate, on the notional amount, with monthly net settlements. The Bank recognized no gains or losses on the fair value hedges for the three months ended March 31, 2022 and 2021.

Presentation

The Company has elected to offset derivative fair value amounts under master netting agreements, given that all of the Company’s hedges are with the same counterparty.

The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Consolidated Balance Sheets on a net basis.

	As of March 31, 2022		As of December 31, 2021
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	Amount	Gain (Loss) (1)	Amount	Gain (Loss) (1)
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to fixed rate commercial real estate loans	$20,000	$509	$20,000	$(198)
Total fair value hedges		509		(198)
Cash flow hedges:
Interest rate swaps related to variable-rate money market deposit accounts	20,000	410	20,000	(472)
Interest rate swaps related to FHLB advances	10,000	263	10,000	(104)
Total cash flow hedges		673		(576)
Total hedges designated as hedging instruments, net		$1,182		$(774)

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities in the consolidated balance sheets.

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

The following amounts were recorded on the condensed consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

Location in the Condensed Consolidated Balance Sheet in Which the Hedged	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Item is Included	March 31, 2022
	(Dollars in Thousands)
Loans and leases, net of allowance for loan and lease losses (1)	$38,317	$509

(1)

These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of March 31, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $38.8 million, the cumulative basis adjustments associated with these hedging relationships were $0.5 million, and the amounts of the designated hedged items were $20.0 million.

The following table presents the effect of hedging derivative instruments on the Company’s Consolidated Statements of Operations.

	Location in the Condensed	Three Months Ended
	Consolidated Statements of Operations	March 31, 2022		March 31, 2021
		(Dollars in Thousands)
Interest income	Interest and fees on loans	$	$(59))	$	$(61))
Interest expense	Interest on deposits		79		81
Interest expense	Interest on short-term borrowings		30		31
	Net interest income (expense)	$	$(168))	$	$(173))

14.	SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of Bancshares: the Bank and ALC. The reportable segments were determined using the internal management reporting system. These segments comprise Bancshares’ and the Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2021. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the tables below.

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended March 31, 2022:
Total interest income	$8,125	$1,589	$1	$(334)	$9,381
Total interest expense	559	333	114	(334)	672
Net interest income	7,566	1,256	(113)	—	8,709
Provision for loan and lease losses	(135)	856	—	—	721
Net interest income after provision	7,701	400	(113)	—	7,988
Total non-interest income	855	70	1,648	(1,744)	829
Total non-interest expense	6,285	544	296	(69)	7,056
Income before income taxes	2,271	(74)	1,239	(1,675)	1,761
Provision for income taxes	502	(19)	(83)	—	400
Net income	$1,769	$(55)	$1,322	$(1,675)	$1,361
Other significant items:
Total assets	$972,318	$33,518	$104,414	$(141,604)	$968,646
Total investment securities	137,655	—	81	—	137,736
Total loans, net	669,569	32,237	—	(31,960)	669,846
Goodwill and core deposit intangible, net	7,996	—	—	—	7,996
Investment in subsidiaries	—	—	93,963	(93,963)	—
Fixed asset additions	118	—	—	—	118
Depreciation and amortization expense	377	10	—	—	387
Total interest income from external customers	7,792	1,589	—	—	9,381
Total interest income from affiliates	333	—	1	(334)	—

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended March 31, 2021:
Total interest income	$7,872	$2,402	$3	$(432)	9,845
Total interest expense	784	429	-	(432)	781
Net interest income	7,088	1,973	3	—	9,064
Provision for loan and lease losses	305	96	—	—	401
Net interest income after provision	6,783	1,877	3	—	8,663
Total non-interest income	824	150	1,296	(1,319)	951
Total non-interest expense	6,277	1,838	409	(128)	8,396
Income before income taxes	1,330	189	890	(1,191)	1,218
Provision for income taxes	284	48	(64)	—	268
Net income	$1,046	$141	$954	$(1,191)	$950
Other significant items:
Total assets	$929,571	$52,393	$93,259	$(148,688)	$926,535
Total investment securities	75,702	—	81	—	75,783
Total loans, net	653,688	49,825	—	(44,283)	659,230
Goodwill and core deposit intangible, net	8,319	—	—	—	8,319
Investment in subsidiaries	—	—	87,345	(87,345)	—
Fixed asset additions	118	4	—	—	122
Depreciation and amortization expense	421	24	—	—	445
Total interest income from external customers	7,443	2,402	—	—	9,845
Total interest income from affiliates	430	—	2	(432)	—

15.	OTHER OPERATING INCOME AND EXPENSE

Other Operating Income

Other operating income for the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended
	March 31,
	2022	2021
	(Dollars in Thousands)
Bank-owned life insurance	$110	$108
Credit insurance commissions and fees	(27)	105
Auto Club revenue	(1)	19
ATM fee income	134	136
Mortgage fees from secondary market	—	23
Wire transfer fees	13	14
Gain on sales of premises and equipment and other assets	19	—
Other income	68	71
Total	$316	$476

Other Operating Expense

Other operating expense for the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended
	March 31,
	2022	2021
	(Dollars in Thousands)
Postage, stationery and supplies	$164	$215
Telephone/data communication	171	232
Advertising and marketing	48	29
Travel and business development	45	28
Collection and recoveries	47	46
Other services	51	64
Insurance expense	181	163
FDIC insurance and state assessments	187	153
Loss on sales of premises and equipment and other assets	20	32
Core deposit intangible amortization	73	91
Other real estate/foreclosure expense, net	(145)	7
Other expense	473	561
Total	$1,315	$1,621

16.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

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

	March 31, 2022	December 31, 2021
	(Dollars in Thousands)
Standby letters of credit	$—	$—
Standby performance letters of credit	$582	$582
Commitments to extend credit	$188,153	$164,247

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of March 31, 2022 and December 31, 2021, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

Self-Insurance

The Company is self-insured for a portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates accrued liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies’ incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the

Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both March 31, 2022 and December 31, 2021. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The assumptions used in the Company’s estimation of the fair value of the Company’s financial instruments are detailed below. The following disclosures should not be considered a representation of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the three months ended March 31, 2022 or the year ended December 31, 2021.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

	Fair Value Measurements as of March 31, 2022 Using
	Totals At March 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$44,582	$—	$44,582	$—
Commercial	22,136	—	22,136	—
Obligations of U.S. government-sponsored agencies	4,801	—	4,801	—
Obligations of states and political subdivisions	4,182	—	4,182	—
Corporate notes	19,395	—	19,395	—
U.S. Treasury securities	39,922	—	39,922	—
Other assets - derivatives	1,182	—	1,182	—

	Fair Value Measurements as of December 31, 2021 Using
	Totals At December 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$46,228	$—	$46,228	$—
Commercial	24,971	—	24,971	—
Obligations of U.S. government-sponsored agencies	5,192		5,192	—
Obligations of states and political subdivisions	4,317	—	4,317	—
Corporate notes	15,482	—	15,482	—
U.S. Treasury securities	34,693	—	34,693	—
Other liabilities - derivatives	774	—	774	—

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

As of March 31, 2022 and December 31, 2021, included within OREO were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Bank and ALC that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

The following table presents the balances of impaired loans, OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021:

	Fair Value Measurements as of March 31, 2022 Using
	Totals At March 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$7	$—	$—	$7
OREO and other assets held-for-sale	874	—	—	874

	Fair Value Measurements as of December 31, 2021 Using
	Totals At December 31, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$6	$—	$—	$6
OREO and other assets held-for-sale	2,149	—	—	2,149

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2022. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of March 31, 2022 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value March 31, 2022	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$7	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

OREO and other assets held-for-sale	$874	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

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

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$97,839	$97,839	$97,839	$—	$—
Investment securities available-for-sale	135,018	135,018	—	135,018	—
Investment securities held-to-maturity	2,718	2,686	—	2,686	—
Federal funds sold	81	81	—	81	—
Federal Home Loan Bank stock	934	934	—	—	934
Loans, net of allowance for loan and lease losses	669,846	660,789	—	—	660,789
Other assets - derivatives	1,182	1,182	—	1,182	—
Liabilities:
Deposits	853,117	848,274	—	848,274	—
Short-term borrowings	10,062	10,062	—	10,062	—
Long-term borrowings	10,671	10,369		10,369

	December 31, 2021
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$61,244	$61,244	$61,244	$—	$—
Investment securities available-for-sale	130,883	130,883	—	130,883	—
Investment securities held-to-maturity	3,436	3,477	—	3,477	—
Federal funds sold	82	82	—	82	—
Federal Home Loan Bank stock	870	870	—	—	870
Loans, net of allowance for loan and lease losses	700,030	694,744	—	—	694,744
Liabilities:
Deposits	838,126	837,439	—	837,439	—
Short-term borrowings	10,046	10,046	—	10,046	—
Long-term borrowings	10,653	10,804		10,804
Other liabilities - derivatives	774	774	—	774	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares” and, together with its subsidiaries, the “Company”), is a bank holding company with its principal offices in Birmingham, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of March 31, 2022, the Bank operated and served its customers through 15 banking offices located in Birmingham, Butler, Calera, Centreville, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill, Virginia. In addition, the Bank operates loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area. The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals. The Bank also performs indirect lending through third-party retailers and currently conducts this lending in 12 states, including Alabama, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company headquartered in Mobile, Alabama. During the third quarter of 2021, ALC ceased new business development and permanently closed its 20 branch lending locations in Alabama and Mississippi to the public.

FUSB Reinsurance, Inc., an Arizona corporation and a wholly-owned subsidiary of the Bank (“FUSB Reinsurance”), reinsures or “underwrites” credit life and credit accident and health insurance policies sold to the Bank’s and ALC’s consumer loan customers. FUSB Reinsurance is responsible for the first level of risk on these policies up to a specified maximum amount, and a primary third-party insurer retains the remaining risk. A third-party administrator is also responsible for performing most of the administrative functions of FUSB Reinsurance on a contractual basis.

Delivery of the best possible financial services to customers remains an overall operational focus of the Company. The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 161 full-time equivalent employees (as of March 31, 2022), to ensure customer satisfaction and convenience.

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general banking practices. These estimates include accounting for the allowance for loan and lease losses, the right-of-use asset and lease liability, the value of other real estate owned and certain collateral-dependent loans, consideration related to goodwill impairment testing and deferred tax asset valuation. A description of these estimates, which significantly affect the determination of the Company’s consolidated financial position, results of operations and cash flows, is set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2021.

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of March 31, 2022 to December 31, 2021, while comparing income and expense for the three-month periods ended March 31, 2022 and 2021.

All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2021. As used in the following discussion, the words “we,” “us,” “our” and the “Company” refer to Bancshares and its consolidated subsidiaries, unless the context indicates otherwise.

RECENT MARKET CONDITIONS

During the first three months of 2022, general economic conditions benefited from declining COVID-19 cases and the related lifting of COVID-19 restrictions throughout the United States.  However, economic concerns remain due to uncertainty that persists with respect to the long-term effectiveness of efforts to reduce the impact of COVID-19 both globally and domestically.  In addition, economic uncertainty emerged from geopolitical developments surrounding the invasion of Ukraine by Russia and further COVID-19 lockdowns in China.  Furthermore, inflation has reached a 40-year high during 2022, and market rates of interest have risen after a prolonged period at historical lows. In March 2022, the Federal Reserve Board (FRB) raised the target federal funds rate for the first time in three years to a range of 0.25% to 0.50%.  In May 2022, the FRB again raised the target federal funds rate to a range of 0.75% to 1.00%, and signaled the possibility of additional rate increases throughout 2022.

The prolonged period of reduced interest rates has and may continue to have an adverse effect on net interest income, margins and profitability for financial institutions, including the Company.  As interest rates increase, competitive pressures on deposit pricing are also expected to increase. The pace and magnitude of changes in interest rates, or the impact that such changes will have on the Company’s operating results cannot be fully predicted.  Further, as the rate of inflation accelerates, the Company’s operations could be impacted by, among other things, accelerating cost of goods and services, including the cost of salaries and benefits.  Additionally, the Company’s borrowers could be negatively impacted by rising expense levels, leading to deterioration of credit quality and/or reductions in the Company’s lending activity.

EXECUTIVE OVERVIEW

Update on Strategic Initiatives

Beginning in 2021, the Company originated certain strategic initiatives designed to improve the Company’s operating efficiency, focus the Company’s loan growth activities, and fortify asset quality. The discussion below provides an update regarding the Company’s ongoing strategic initiatives.

Cessation of Business at ALC

On September 3, 2021, ALC ceased new business development and permanently closed its 20 branch lending locations in Alabama and Mississippi to the public.  This initiative assisted the Company in reducing non-interest expense through the reduction of personnel, branch leases, technology and other overhead expenses beginning in the fourth quarter of 2021.  ALC’s non-interest expense totaled $0.5 million for the three months ended March 31, 2022, compared to $1.8 million for the three months ended March 31, 2021. As of March 31, 2022, ALC employed eight full-time equivalent employees that continued to collect payments on loans through ALC’s Mobile, Alabama headquarters office.  Management expects that the majority of ALC’s loans will be paid off by the end of 2023.

While this strategy is expected to provide ongoing expense reductions, interest income earned on ALC’s loans will also continue to decline in future periods as the loans pay down.  For the three-months ended March 31, 2022, interest income earned on ALC’s loans totaled $1.6 million, compared to $2.4 million for the three months ended March 31, 2021.  Accordingly, the Company’s focus remains on continued loan growth in other areas of the Bank’s portfolio, as well as efforts to continue to simplify the Company’s ongoing operations and reduce expenses further.

Over time, the reduction of loans at ALC is expected to improve the Company’s asset quality significantly. ALC’s loans, and in particular, its direct consumer portfolio, have historically had the Company’s highest level of losses. Approximately 98.4% and 68.9% of the Company’s net charge-offs were related to loans in ALC’s portfolio during the three months ended March 31, 2022 and March 31, 2021, respectively.

Organizational Efforts

In January 2022, management reorganized the Bank’s retail banking, technology and deposit operations functions under a single organizational structure.  Under this structure, management expects to further improve the efficiency of its retail banking operation, while also improving the promotion and deployment of the Bank’s digital products and services.

In addition, the Company continues to evaluate opportunities throughout the organization to improve its processes and simplify business models.

Financial Highlights

The Company earned net income of $1.4 million, or $0.20 per diluted common share, during the three months ended March 31, 2022, compared to $950 thousand, or $0.14 per diluted common share, for the three months ended March 31, 2021. Growth in the Company’s net income resulted from reductions in both non-interest expense and, to a lesser extent, interest expense, comparing the three months ended March 31, 2022 to the three months ended March 31, 2021.  The non-interest expense reductions were driven by the strategic initiatives executed by the Company in 2021, primarily the ALC business cessation strategy.

Summarized condensed consolidated statements of operations are included below for the three-month periods ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,	March 31,
	2022	2021
	(Dollars in Thousands)
Interest income	$9,381	$9,845
Interest expense	672	781
Net interest income	8,709	9,064
Provision for loan and lease losses	721	401
Net interest income after provision for loan and lease losses	7,988	8,663
Non-interest income	829	951
Non-interest expense	7,056	8,396
Income before income taxes	1,761	1,218
Provision for income taxes	400	268
Net income	$1,361	$950
Basic net income per share	$0.22	$0.15
Diluted net income per share	$0.20	$0.14
Dividends per share	$0.03	$0.03

Net Interest Income and Margin

Net interest income decreased by $0.4 million comparing the three months ended March 31, 2022 to the three months ended March 31, 2021. The most significant driver of the decrease in net interest income was the reduction of interest and fees on ALC loans in connection with the ALC business cessation strategy. Interest and fees on ALC loans decreased by $0.8 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021.  This reduction was partially offset by increased interest income in the Bank’s other loan portfolios, as well as an increase in investment security interest income and a reduction in interest expense on deposits.  As ALC’s loan portfolio continues to pay down, there will be continued reduction in interest and fees attributable to ALC’s loans. These reductions are expected to continue to put downward pressure on total loan yield and net interest margin.  As a result of the changing mix of loans, the Company’s net interest margin was reduced to 3.97% during the three months ended March 31, 2022, compared to 4.40% during the three months ended March 31, 2021. Historically, ALC’s loan portfolio has represented both the Company’s highest yielding loans, as well as the portfolio with the highest level of credit losses. Accordingly, while interest earned on these loans is expected to decrease over time, loan loss provision expense is also expected to decrease as the portfolio pays down.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $0.7 million during the three months ended March 31, 2022, compared to $0.4 million during the three months ended March 31, 2021. The increase in provision expense during the three months ended March 31, 2022, compared to the three months ended March 31, 2021 reflected both an increase in charge-offs associated with ALC’s loan portfolio, as well as qualitative adjustments applied to ALC’s portfolio in response to heightened inflationary trends and other economic uncertainties that emerged during the quarter. In management’s view, the combination of the business cessation strategy, coupled with deteriorating economic conditions, including elevated inflation levels, increased overall credit risk in ALC’s loan portfolio as of March 31, 2022, compared to December 31, 2021.

Non-interest Income

Non-interest income decreased by $0.1 million comparing the three months ended March 31, 2022 to the three months ended March 31, 2021. The reduction resulted primarily from decreases in miscellaneous revenue sources, including credit insurance income associated with ALC’s loans.

Non-interest Expense

Non-interest expense decreased by $1.3 million comparing the three months ended March 31, 2022 to the three months ended March 31, 2021. The decrease in 2022 resulted primarily from implementation of the ALC strategy, as well as other efficiency efforts conducted at the Bank.  As a result of these efforts, significant expense reductions were realized associated with salaries and employee benefits, occupancy and equipment, as well as other expenses associated with technology and professional services.  Non-interest expense during the three months ended March 31, 2022 was reduced by $0.2 million in nonrecurring net gains on the sale of other real estate owned (OREO).

Balance Sheet Growth

As of March 31, 2022, the Company’s assets totaled $968.6 million, compared to $958.3 million as of December 31, 2021, an increase of 1.1%. Compared to March 31, 2021, the Company’s total assets increased by $42.1 million, or 4.5%.

Loans

Total loans decreased by $30.9 million, or 4.3% as of March 31, 2022, compared to December 31, 2021. Loan volume decreases were most pronounced in the Bank’s commercial real estate (secured by non-farm, non-residential properties) and construction categories.  The decreases in these loan categories was generally consistent with historic first quarter seasonality, and a portion of the reduction was attributable to the payoff of loans in accordance with contractual terms as financed construction projects were completed. In addition, the ALC business cessation strategy resulted in decreases primarily in the direct consumer and branch retail loan categories.  Loan volume reductions were partially offset by growth in the Bank’s indirect and multi-family portfolios.

Asset Quality

The Company’s nonperforming assets, including loans in non-accrual status and OREO, totaled $3.1 million as of March 31, 2022, compared to $4.2 million as of December 31, 2021. The reduction in nonperforming assets during the three months ended March 31, 2022 resulted from the sale of OREO properties during the quarter.  Reductions in OREO totaled $1.3 million and included the sale of banking centers that were closed by the Company in 2021.  As a percentage of total assets, non-performing assets totaled 0.32% as of March 31, 2022, compared to 0.43% as of December 31, 2021.

Deposit Growth and Deployment of Funds

Deposits increased by $15.0 million, or 1.8%, as of March 31, 2022, compared to December 31, 2021.  In the current environment, management has continued to focus on minimizing deposit expense and deploying excess cash balances into earning assets that meet the Company’s established credit standards, while maintaining appropriate levels of liquidity in accordance with projected funding needs. Total average funding costs, including both interest- and noninterest-bearing liabilities and borrowings, was reduced to 0.32% for the three months ended March 31, 2022, compared to 0.39% for the three months ended March 31, 2021.  Given the increasing interest rate environment during the first quarter of 2022, management continued to deploy a portion of excess funds into the investment securities portfolio.  Investment securities, including both the available-for-sale and held-to-maturity portfolios totaled $137.7 million as of March 31, 2022, compared to $134.3 million as of December 31, 2021. The expected average life of securities in the investment portfolio as of March 31, 2022 was 3.5 years, compared to 3.7 years as of December 31, 2021.  Management maintains the portfolio with average durations that are expected to provide monthly cash flows that can be utilized to reinvest in earning assets at current market rates.

Shareholders’ Equity

Shareholders’ equity decreased by $2.3 million, or 2.5%, as of March 31, 2022, compared to December 31, 2021. The decrease in shareholders’ equity resulted primarily from increases in accumulated other comprehensive loss due to declines in the market value of the Company’s available-for-sale investment portfolio.  The market value declines were the direct result of the increasing interest rate environment during the three months ended March 31, 2022.   No other-than-temporary impairment was recognized in the investment portfolio during the three months ended March 31, 2022, and the Company has both the intent and ability to retain the investments for a period of time sufficient to allow for the full recovery of all market value decreases.  The market value decrease in available-for-sale securities was partially offset by an increase in the market value of cash flow derivative instruments that hedge certain deposits and borrowings on the Company’s balance sheet.

Regulatory Capital

During the three months ended March 31, 2022, the Bank continued to maintain capital ratios at higher levels than required to be considered a “well-capitalized” institution under applicable banking regulations. As of March 31, 2022, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 11.82%. Its total capital ratio was 12.95%, and its Tier 1 leverage ratio was 9.38%.

Liquidity

The Company continues to maintain excess funding capacity to provide adequate liquidity for loan growth, capital expenditures and ongoing operations. The Company benefits from a strong deposit base, a liquid investment securities portfolio and access to funding from a variety of sources, including federal funds lines, Federal Home Loan Bank (“FHLB”) advances and brokered deposits.

Cash Dividend

The Company declared a cash dividend of $0.03 per share on its common stock during both three-month periods ended March 31, 2022 and March 31, 2021.

Share Repurchases

During the three months ended March 31, 2022, the Company completed share repurchases totaling 87,600 shares of its common stock at a weighted average price of $10.94 per share.  The repurchases were completed under the Company’s existing share repurchase program, which was amended in April 2021 to allow for the repurchase of additional shares through December 31, 2022.  As of March 31, 2022, a total of 921,613 shares remained available for repurchase under the program.

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

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three-month periods ended March 31, 2022 and 2021. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Total loans (Note A)	$696,695	$8,847	5.15%	$652,886	$9,490	5.89%
Taxable investment securities	130,306	485	1.51%	83,151	306	1.49%
Tax-exempt investment securities	2,771	12	1.76%	3,522	16	1.84%
Federal Home Loan Bank stock	879	8	3.69%	1,106	9	3.30%
Federal funds sold	81	—	0.00%	84	—	0.00%
Interest-bearing deposits in banks	57,859	29	0.20%	95,303	24	0.10%
Total interest-earning assets	888,591	9,381	4.28%	836,052	9,845	4.78%

Non interest-earning assets	64,958			68,838
Total	$953,549			$904,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand deposits	$250,612	$126	0.20%	$225,152	$139	0.25%
Savings deposits	197,016	140	0.29%	174,678	145	0.34%
Time deposits	210,727	249	0.48%	238,659	459	0.78%
Total interest-bearing deposits	658,355	515	0.32%	638,489	743	0.47%
Non interest-bearing demand deposits	175,285	—	—	159,208	—	—
Total deposits	833,640	515	0.25%	797,697	743	0.38%
Borrowings	20,715	157	3.07%	10,016	38	1.54%
Total funding costs	854,355	672	0.32%	807,713	781	0.39%

Other non interest-bearing liabilities	9,692			9,720
Shareholders’ equity	89,502			87,457
Total	$953,549			$904,890
Net interest income (Note B)		$8,709			$9,064
Net interest margin			3.97%			4.40%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $2.1 million and $2.5 million for the three months ended March 31, 2022 and 2021, respectively.

Note B	—	Loan fees are included in the interest amounts presented. Loan fees totaled $0.3 million and $0.5 million for the three-month periods ended March 31, 2022 and 2021, respectively.

The following tables summarize the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Compared to			Compared to
	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:			Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$637	$(1,280)	$(643)	$1,843	$(1,992)	$(149)
Taxable investment securities	174	5	179	(107)	(118)	(225)
Tax-exempt investment securities	(3)	(1)	(4)	20	(14)	6
Federal Home Loan Bank stock	(2)	1	(1)	—	(5)	(5)
Federal funds sold	—	—	—	(42)	—	(42)
Interest-bearing deposits in banks	(9)	14	5	134	(271)	(137)
Total interest-earning assets	797	(1,261)	(464)	1,848	(2,400)	(552)
Interest expense on:
Demand deposits	16	(29)	(13)	58	(94)	(36)
Savings deposits	19	(24)	(5)	18	(186)	(168)
Time deposits	(54)	(156)	(210)	2	(530)	(528)
Borrowings	41	78	119	—	2	2
Total interest-bearing liabilities	22	(131)	(109)	78	(808)	(730)
Increase (decrease) in net interest income	$775	$(1,130)	$(355)	$1,770	$(1,592)	$178

Net interest income for the three months ended March 31, 2022 decreased by $0.4 million compared to the three months ended March 31, 2021.  The decrease in net interest income comparing the two periods resulted from a decrease in interest and fees on loans, partially offset by an increase in interest on investment securities and a decrease in interest expense.  Average yield on interest-earning assets decreased to 4.28% in the first quarter of 2022, compared to 4.78% for the corresponding quarter of 2021, while aggregate funding costs, including noninterest-bearing deposits and borrowings, decreased to 0.32% in the first quarter of 2022, compared to 0.39% in the first quarter of 2021.  Net interest margin was reduced by 43 basis points to 3.97% during the first quarter of 2022, compared to 4.40% during the first quarter of 2021.

During the first quarter of 2022, both interest income and interest expense continued to be impacted by the relatively low interest rate environment that began in early 2020 at the onset of the COVID-19 pandemic.  However, a number of benchmark interest rates increased during the first quarter of 2022, and it is expected that the Company’s net interest income will continue to be impacted by changes in the interest rate environment.  Management’s interest rate risk modeling generally indicates that both net interest margin and net interest income would benefit over time in a rising interest rate environment and would decrease in a reducing interest rate environment.  In addition, the Company’s strategy to cease new business development at ALC is expected to reduce average yields on loans in the near term until the ALC portfolio has paid down to nominal levels. Management expects that growth in loan volume with loans of sufficient credit quality will enhance net interest income as earning assets are shifted from lower earning cash and federal funds sold balances into loan assets.  However, the environment for both loan and deposit generation is highly competitive and subject to the interest rate environment.  Reductions in either loan volume or deposit levels could result in downward pressure on net interest income.

The Federal Open Market Committee raised the federal funds rate by 25 basis points in March of 2022 and by an additional 50 basis points in May of 2022, and statements by the Federal Reserve chair have indicated that further interest rate increases may be expected in 2022 to address inflationary pressures.  Although, as described above, the Company’s interest margin generally will benefit from rising interest rates, rates may rise in an uneven manner causing unpredictable effects, and higher rates could negatively affect the economy, loan demand and borrowers’ financial position, and could cause additional declines in the market value of the Company’s investment securities.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $0.7 million during the first quarter of 2022, compared to $0.4 million during the first quarter of 2021. The increase in the provision, comparing the two quarters, resulted from both an increase in charge-offs associated with ALC’s runoff loan portfolio, as well as qualitative adjustments applied to ALC’s portfolio in response to heightened inflationary trends and other economic uncertainties that emerged during the first quarter of 2022. In management’s view, the combination of the business cessation strategy, coupled with deteriorating economic conditions, including elevated inflation levels, increased overall credit risk in ALC’s loan portfolio as of March 31, 2022, compared to December 31, 2021. The loan loss provision recorded by the Company during the first quarter of 2022 included $0.8 million associated with ALC’s portfolio, partially offset by a $0.1 million net decrease in provision in the Bank’s other loan categories due to overall reduction in loan volume associated with those categories. The Company’s net charge-offs totaled $0.6 million during the first quarter of 2022, compared to $0.4 million during the first quarter of 2021.  The majority of the Company’s charge-offs in both 2022 and 2021 were associated with loans in ALC’s portfolio.

Management believes that the allowance for loan and lease losses as of March 31, 2022, which was calculated under an incurred loss model, was sufficient to absorb losses in the Company’s loan portfolio based on circumstances existing as of the balance sheet date. Management will continue to closely monitor the impact of changing economic circumstances on the Company’s loan portfolio and will adjust the allowance accordingly. In accordance with relevant accounting guidance for smaller reporting companies, the Company has not yet adopted the Current Expected Credit Loss (CECL) accounting model for the calculation of credit losses and is currently evaluating the impact that adopting CECL will have on the Company’s financial statements. Due to its classification as a smaller reporting company by the Securities and Exchange Commission, the Company is not required to implement the CECL model until January 1, 2023.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$299	$266	$33	12.4%
Bank-owned life insurance	110	108	2	1.9%
Lease income	214	209	5	2.4%
Other income	206	368	(162)	(44.0)%
Total non-interest income	$829	$951	$(122)	(12.8)%

The Company’s non-interest income decreased during the first quarter of 2022 by $0.1 million compared to the first quarter of 2021 due to a decrease in the other income category that resulted primarily from reductions in credit insurance commissions and fees.  The reduction in credit insurance revenue is commensurate with the overall reduction in ALC’s loan volume since implementation of the cessation of business strategy at ALC. We expect continued declines in this revenue as the ALC loan portfolio runs out.  The decrease in other non-interest income comparing the first quarter of 2022 to the first quarter of 2021 was partially offset by increases in service charges and other fees on deposit accounts that were volume driven.   Non-interest revenues earned from service charges and other fees on deposit accounts have generally declined during recent years based on changes in depositor preferences for liquidity, particularly during the pandemic.  Management continues to evaluate opportunities to add new non-interest revenue streams or to grow existing streams; however, significant growth in non-interest income is not expected in the near term.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$4,330	$4,914	$(584)	(11.9)%
Net occupancy and equipment expense	766	1,039	$(273)	(26.3)%
Computer services	377	465	$(88)	(18.9)%
Insurance expense and assessments	367	316	$51	16.1%
Fees for professional services	268	357	$(89)	(24.9)%
Postage, stationery and supplies	164	215	$(51)	(23.7)%
Telephone/data communications	171	232	$(61)	(26.3)%
Other real estate/foreclosure (income) expense, net	(145)	7	$(152)	NM
Other expense	758	851	$(93)	(10.9)%
Total non-interest expense	$7,056	$8,396	$(1,340)	(16.0)%

NM: Not Meaningful

Non-interest expense decreased $1.3 million comparing the first quarter of 2022 to the first quarter of 2021.  Implementation of the ALC cessation of business strategy, combined with Bank branch closures that occurred in the third quarter of 2021 and other operational efficiency efforts, led to significant reductions in the Company’s personnel levels, reduced levels of occupancy and equipment expense, and decreases in various other expense categories.  As of March 31, 2022, the Company employed 161 full-time equivalent employees (including 153 at the Bank and eight at ALC), compared to 175 as of December 31, 2021, and 265 as of March 31, 2021.

The reduction in occupancy and equipment expense resulted primarily from the termination of the majority of ALC’s lease contracts following cessation of business at its branches, as well as the closure of four bank branches in the third quarter of 2021.  As of March 31, 2022, all previously existing ALC leases had been terminated except for the ongoing lease of ALC’s headquarters office that continues to house the remaining ALC staff. During the first quarter of 2022, non-interest expenses were reduced by one-time net gains on the sale of OREO that totaled $0.2 million.  The gains were primarily generated by the sale of the Bank’s closed branch assets.  As of March 31, 2022, all branches closed by the Bank during the third quarter of 2021 had been sold.

Reductions in most expense categories were partially offset by an increase in insurance expense and assessments due primarily to growth in the Company’s total assets which resulted in increased regulatory assessments. The decrease in non-interest expense was partially offset by $0.1 million in restructuring charges associated with the ALC cessation of business strategy recorded during the first quarter of 2022. As of March 31, 2022, the majority of estimated restructuring charges associated with the ALC strategy have been incurred. The strategic initiatives implemented in 2021 are expected to continue to reduce the Company’s expense structure in the near term, although the reductions may be partially offset by inflationary pressures affecting the Company’s ongoing operations.  One of management’s primary focuses continues to be business simplification and process improvements in an effort to continue improving the Company’s overall efficiency levels.

Provision for Income Taxes

The provision for income taxes was $0.4 million and $0.3 million for the three-month periods ended March 31, 2022 and 2021, respectively, and the Company’s effective tax rate was 22.7% and 22.0%, respectively, for the same periods.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 3.5 years and 3.7 years as of March 31, 2022 and December 31, 2021, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of March 31, 2022, available-for-sale securities totaled $135.0 million, or 98.0% of the total investment portfolio, compared to $130.9 million, or 97.4% of the total investment portfolio, as of December 31, 2021. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate bonds and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of March 31, 2022, held-to-maturity securities totaled $2.7 million, or 2.0% of the total investment portfolio, compared to $3.4 million, or 2.6% of the total investment portfolio, as of December 31, 2021. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of states and political subdivisions.

Due to the increasing interest rate environment, during the first quarter of 2022, gross unrealized losses increased significantly, particularly within the Company’s available-for-sale portfolio.  Gross unrealized losses in the investment portfolio totaled $4.9 million as of March 31, 2022, compared to $0.8 million as of December 31, 2021. Management evaluated unrealized losses as of March 31, 2022, and determined that no losses within the portfolio were other-than-temporary.  Accordingly, no losses were realized during the first quarter of 2022.  Unrealized losses within the available-for-sale portfolio were recognized, net of tax, in accumulated other comprehensive income.

Loans and Allowance for Loan and Lease Losses

The Company’s total loan portfolio decreased by $30.9 million, or 4.3%, as of March 31, 2022, compared to December 31, 2021.  Loan volume decreases were most pronounced in the Bank’s commercial real estate (secured by non-farm, non-residential properties) and construction categories.  The decrease in these loan categories was generally consistent with historic first quarter seasonality, and a portion of the reduction was attributable to the payoff of loans in accordance with contractual terms as financed construction projects were completed. In addition, the ALC business cessation strategy resulted in decreases primarily in the direct consumer and branch retail loan categories.  Loan volume reductions were partially offset by growth in the Bank’s indirect and multi-family portfolios.  The indirect portfolio has experienced significant growth in recent quarters and is focused on consumer lending secured by collateral that includes recreational vehicles, campers, boats, horse trailers and cargo trailers. The Bank now operates indirect lending in a 12-state footprint primarily in the southeastern United States.

The tables below summarize loan balances by portfolio category at the end of each of the most recent five quarters as of March 31, 2022:

	Quarter Ended
	2022	2021
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$52,817	$67,048	$58,175	$53,425	$48,491
Secured by 1-4 family residential properties	69,760	72,727	73,112	78,815	82,349
Secured by multi-family residential properties	50,796	46,000	51,420	53,811	54,180
Secured by non-farm, non-residential properties	177,752	197,901	198,745	191,398	193,626
Commercial and industrial loans	68,098	73,947	77,679	77,359	79,838
Consumer loans:
Direct consumer	18,023	21,689	25,845	26,937	26,998
Branch retail	21,891	25,692	29,764	31,688	31,075
Indirect	220,931	205,940	194,154	176,116	153,940
Total loans	$680,068	$710,944	$708,894	$689,549	$670,497
Less unearned interest, fees and deferred cost	1,738	2,594	3,729	4,067	3,792
Allowance for loan and lease losses	8,484	8,320	8,193	7,726	7,475
Net loans	$669,846	$700,030	$696,972	$677,756	$659,230

The tables below summarize changes in the allowance for loan and lease losses for each of the most recent five quarters as of March 31, 2022:

	Quarter Ended
	2022	2021
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Balance at beginning of period	$8,320	$8,193	$7,726	$7,475	$7,470
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	(1)	—	(1)	(21)
Secured by 1-4 family residential properties	(2)	(6)	(1)	4	(9)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Commercial and industrial loans, including PPP loans	—	—	(6)	—	—
Consumer loans:
Direct consumer	(557)	(437)	(222)	(278)	(348)
Branch retail	(145)	(23)	(77)	(92)	(130)
Indirect	(25)	(118)	(55)	(193)	(117)
Total charge-offs	(729)	(585)	(361)	(560)	(625)
Recoveries	172	219	210	313	229
Net charge-offs	(557)	(366)	(151)	(247)	(396)
Provision for loan and lease losses	721	493	618	498	401
Ending balance	$8,484	$8,320	$8,193	$7,726	$7,475
Ending balance as a percentage of loans	1.25%	1.17%	1.16%	1.13%	1.12%
Net charge-offs as a percentage of average loans	0.32%	0.20%	0.09%	0.15%	0.25%

Charge-offs increased during the first quarter of 2022 in the direct consumer and branch retail categories due to charge-offs associated with ALC’s loan portfolio.  In management’s view, the combination of the ALC business cessation strategy, coupled with deteriorating economic conditions, including elevated inflation levels, increased overall credit risk in ALC’s loan portfolio as of March 31, 2022, compared to December 31, 2021.  The increase in provision expense in the first quarter of 2022 reflected the impact of these changing circumstances on ALC’s portfolio.

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of March 31, 2022 were as follows:

	Quarter Ended
	2022	2021
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Non-accrual loans	$2,228	$2,008	$969	$1,279	$2,509
Other real estate owned	874	2,149	2,373	846	942
Total	$3,102	$4,157	$3,342	$2,125	$3,451
Nonperforming assets as a percentage of total assets	0.32%	0.43%	0.35%	0.22%	0.37%

The decrease in OREO as of March 31, 2022, compared to December 31, 2021, resulted primarily from the sale of banking centers that were closed in 2021.

Allocation of Allowance for Loan and Lease Losses

While no portion of the allowance for loan and lease losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for loan and lease losses as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Allocation Allowance	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$487	5.8%	7.7%	$628	7.5%	9.4%
Secured by 1-4 family residential properties	684	8.1%	10.3%	690	8.3%	10.2%
Secured by multi-family residential properties	484	5.7%	7.5%	437	5.3%	6.5%
Secured by non-farm, non-residential properties	1,774	20.9%	26.1%	1,958	23.5%	27.8%
Commercial and industrial loans	889	10.5%	10.0%	860	10.3%	10.4%
Consumer loans:
Direct consumer	1,064	12.5%	2.7%	1,004	12.1%	3.1%
Branch retail	521	6.1%	3.2%	304	3.7%	3.6%
Indirect	2,581	30.4%	32.5%	2,439	29.3%	29.0%
Total loans	$8,484	100.0%	100.0%	$8,320	100.0%	100.0%

Deposits

Total deposits increased to $853.1 million as of March 31, 2022, from $838.1 million as of December 31, 2021, an increase of 1.8%. Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source that supports earning assets. Core deposits increased to $791.6 million, or 92.8% of total deposits, as of March 31, 2022, compared to $775.1 million, or 92.5% of total deposits, as of December 31, 2021.

Core deposits, have historically been the Company’s primary source of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs. Management anticipates that core deposits will continue to be the Company’s primary source of funding in the future. Management will continue to monitor deposit levels closely to help ensure an adequate level of funding for the Company’s activities. However, various economic and competitive factors could affect this funding source in the future, including increased competition from other financial institutions in deposit gathering, national and local economic conditions and interest rate policies adopted by the Federal Reserve and other central banks.

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

	Three Months Ended
	March 31, 2022		March 31, 2021
	Average Amount	Rate	Average Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposit accounts	$175,285	—	$159,208	—
Interest-bearing demand deposit accounts	250,612	0.20%	225,152	0.25%
Savings deposits	197,016	0.29%	174,678	0.34%
Time deposits	210,727	0.48%	238,659	0.78%
Total deposits	$833,640	0.25%	$797,697	0.38%
Total interest-bearing deposits	$658,355	0.32%	$638,489	0.47%

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances, and subordinated debt that are used by the Company as an alternative source of funds. During the first quarter of 2022, other interest-bearing liabilities represented 3.1% of average interest-bearing liabilities, compared to 1.5% in the first quarter of 2021.

Shareholders’ Equity

As of March 31, 2022, shareholders’ equity totaled $87.8 million, or 9.1% of total assets, compared to $90.1 million, or 9.4% of total assets, as of December 31, 2021. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. The decrease in shareholders’ equity as of March 31, 2022, compared to December 31, 2021, was due primarily to an increase in accumulated other comprehensive loss associated with unrealized losses on available-for-sale investment securities.  The increase in unrealized losses within the securities portfolio resulted from significant increases in interest rates during the quarter which reduced security valuations.  The reductions in security valuations were partially offset by increases in the fair value of cash flow hedges during the quarter. Changes in both the fair value of the available-for-sales investment securities portfolio and changes in the fair value of cash flow hedges are recorded, net of tax, in accumulated other comprehensive income.

During both of the three-month periods ended March 31, 2022 and 2021, the Company declared a dividend of $0.03 per common share, or approximately $0.2 million in aggregate amount.   Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and the desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends.

During the first quarter of 2022, the Company completed repurchases of 87,600 shares of its common stock at a weighted average price of $10.94 per share, or $1.0 million in aggregate.  The shares were repurchased under the Company’s existing share repurchase program that was amended by the Board of Directors in April 2021 and will expire on December 31, 2022.  Share repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate, subject to applicable regulatory requirements. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended at any time at the Company’s discretion. As of March 31, 2022, 921,613 shares remained available for repurchase under the program.

As of March 31, 2022 and December 31, 2021, a total of 119,270 and 117,825 shares of stock, respectively, were deferred in connection with Bancshares’ Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash or shares of Bancshares common stock. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares of stock as equity additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $130.0 million as of March 31, 2022 and $102.4 million as of December 31, 2021. Investment securities forecasted to mature or reprice in one year or less were estimated to be $14.8 million and $9.5 million of the investment portfolio as of March 31, 2022 and December 31, 2021, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. The investment securities portfolio had an estimated average life of 3.5 years and 3.7 years as of March 31, 2022 and December 31, 2021, respectively. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of both March 31, 2022 and December 31, 2021, the Company had $10.0 million of outstanding borrowings under FHLB advances. In addition, on October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031.  Net of unamortized debt issuance costs, the subordinated notes were recorded as long-term borrowings totaling $10.7 million as of both March 31, 2022 and December 31, 2021.

The Company had up to $237.5 million and $237.0 million in remaining unused credit from the FHLB (subject to available collateral) as of March 31, 2022 and December 31, 2021, respectively. In addition, the Company had $45.9 million and $46.0 million in unused established federal funds lines as of March 31, 2022 and December 31, 2021, respectively.

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

Assessing Interest Rate Risk – Net Interest Margin Simulation

On a periodic basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of March 31, 2022, pre-tax net interest margin and net interest income are forecasted to change over timeframes of six months, one year, two years and five years under the four listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	10	10	12	20
+2%	14	13	17	33
+3%	7	5	11	35
+4%	2	—	7	40
-1%	(17)	(21)	(27)	(39)
-2%	(36)	(44)	(57)	(84)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$484	$943	$2,310	$9,835
+2%	671	1,267	3,325	16,247
+3%	324	504	2,129	17,236
+4%	84	(40)	1,424	19,738
-1%	(854)	(2,034)	(5,218)	(19,190)
-2%	(1,765)	(4,305)	(11,185)	(41,376)

ITEM 4.	CONTROLS AND PROCEDURES

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2022, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of March 31, 2022, that Bancshares’ disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A list of factors that could materially affect the Company’s business, financial condition and/or operating results is included in Part I, Item 1A, “Risk Factors” in Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2021. There have been no material changes to such risk factors. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the first quarter of 2022:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
January 1 – January 31	4,735	$10.91	3,200	1,006,013
February 1 – February 28	38,800	$10.92	38,800	967,213
March 1 – March 31	45,600	$10.96	45,600	921,613
Total	89,135	$10.94	87,600	921,613

(1)	1,535 shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the first quarter of 2022.
(2)

On December 16, 2020, the Board of Directors extended the share repurchase program initially approved by the Board on January 19, 2006, which authorized the repurchase of up to 642,785 shares of common stock.  On April 28, 2021, the Board of Directors approved the repurchase of an additional 1,000,000 shares of common stock under the share repurchase program and extended the expiration of the share repurchase program to December 31, 2022. As of March 31, 2022, Bancshares was authorized to repurchase up to 921,613 shares of common stock prior to the expiration date of December 31, 2022.

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

3.2	Bylaws of First US Bancshares, Inc., effective as of October 11, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016).

10.1	2022 Cash Incentive Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on January 26, 2022).

10.2

Amended and Restated Change in Control Agreement dated March 1, 2022, entered into by and among First US Bancshares, Inc., First US Bank and Thomas S. Elley – (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on March 4, 2022).

10.3

Second Amended and Restated Change in Control Agreement dated March 1, 2022, entered into by and among First US Bancshares, Inc., First US Bank and William C. Mitchell – (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-14549), filed on March 4, 2022).

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

101

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Comprehensive Income, (iii) Interim Condensed Consolidated Statements of Operations, (iv) Interim Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.

________________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: May 12, 2022

By:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)