Form 10-Q
period 2022-09-30
FIRST US BANCSHARES, INC.
filed 2022-11-09
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2022
Common Stock, $0.01 par value	5,812,258 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

PAGE

PART I. FINANCIAL INFORMATION	4

ITEM 1. FINANCIAL STATEMENTS	4

Interim Condensed Consolidated Balance Sheets at September 30, 2022 (Unaudited) and December 31, 2021	4

Interim Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	5

Interim Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	6

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	7

Interim Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	9

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	43

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	58

ITEM 4. CONTROLS AND PROCEDURES	59

PART II. OTHER INFORMATION	60

ITEM 1. LEGAL PROCEEDINGS	60

ITEM 1A. RISK FACTORS	60

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	60

ITEM 6. EXHIBITS	61

Signature Page	62

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash and due from banks	$11,608	$10,843
Interest-bearing deposits in banks	25,212	50,401
Total cash and cash equivalents	36,820	61,244
Federal funds sold	120	82
Investment securities available-for-sale, at fair value	143,794	130,883
Investment securities held-to-maturity, at amortized cost	2,109	3,436
Federal Home Loan Bank stock, at cost	2,009	870
Loans, net of allowance for loan and lease losses of $9,373 and $8,320, respectively	740,898	700,030
Premises and equipment, net of accumulated depreciation of $21,338 and $21,916, respectively	24,209	25,123
Cash surrender value of bank-owned life insurance	16,360	16,141
Accrued interest receivable	2,691	2,556
Goodwill and core deposit intangible, net	7,856	8,069
Other real estate owned	686	2,149
Other assets	11,725	7,719
Total assets	$989,277	$958,302
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$177,778	$174,501
Interest-bearing	668,759	663,625
Total deposits	846,537	838,126
Accrued interest expense	719	224
Other liabilities	8,104	9,189
Short-term borrowings	40,106	10,046
Long-term borrowings	10,708	10,653
Total liabilities	906,174	868,238
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,679,659 and 7,634,918 shares issued, respectively; 5,812,258 and 6,172,378 shares outstanding, respectively	75	75
Additional paid-in capital	14,386	14,163
Accumulated other comprehensive loss, net of tax	(7,212)	(276)
Retained earnings	102,523	98,428
Less treasury stock: 1,867,401 and 1,462,540 shares at cost, respectively	(26,669)	(22,326)
Total shareholders’ equity	83,103	90,064
Total liabilities and shareholders’ equity	$989,277	$958,302

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$9,750	$9,568	$27,339	$28,726
Interest on investment securities	920	462	2,237	1,208
Total interest income	10,670	10,030	29,576	29,934
Interest expense:
Interest on deposits	864	652	1,964	2,100
Interest on borrowings	291	43	562	123
Total interest expense	1,155	695	2,526	2,223
Net interest income	9,515	9,335	27,050	27,711
Provision for loan and lease losses	1,165	618	2,781	1,517
Net interest income after provision for loan and lease losses	8,350	8,717	24,269	26,194
Non-interest income:
Service and other charges on deposit accounts	311	271	904	777
Net gain on sales and prepayments of investment securities	—	—	—	22
Lease income	210	208	635	619
Other income, net	567	417	1,234	1,238
Total non-interest income	1,088	896	2,773	2,656
Non-interest expense:
Salaries and employee benefits	4,007	5,045	12,389	14,951
Net occupancy and equipment	861	1,259	2,468	3,318
Computer services	417	461	1,224	1,411
Fees for professional services	263	292	811	1,003
Other expense	1,484	1,490	4,074	4,659
Total non-interest expense	7,032	8,547	20,966	25,342
Income before income taxes	2,406	1,066	6,076	3,508
Provision for income taxes	546	229	1,440	768
Net income	$1,860	$837	$4,636	$2,740
Basic net income per share	$0.31	$0.13	$0.76	$0.43
Diluted net income per share	$0.29	$0.13	$0.71	$0.41
Dividends per share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net income	$1,860	$837	$4,636	$2,740
Other comprehensive income (loss):
Unrealized holding losses on securities available-for-sale arising during period, net of tax benefit of $350, $7, $2,768 and $41, respectively	(1,048)	(18)	(8,307)	(122)
Reclassification adjustment for net gains on securities available-for -sale realized in net income, net of tax of $0, $0, $0 and $6, respectively	—	—	—	(16)
Unrealized holding gains arising during the period on effective cash flow hedge derivatives, net of tax expense of $130, $25, $443 and $186, respectively	393	75	1,330	559
Reclassification adjustment for net gains on cash flow hedge derivatives realized in net income, net of tax expense of $9, $0, $14, $0, respectively	27	—	41	—
Other comprehensive income (loss)	(628)	57	(6,936)	421
Total comprehensive income (loss)	$1,232	$894	$(2,300)	$3,161

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the three months ended September 30, 2022 and 2021 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, June 30, 2021	6,214,809	$75	$13,981	$312	$96,252	$(21,842)	$88,778
Net income	—	—	—	—	837	—	837
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(18)	—	—	(18)
Net change in fair value of derivative instruments, net of tax	—	—	—	75	—	—	75
Dividends declared: $.03 per share	—	—	—	—	(186)	—	(186)
Impact of stock-based compensation plans, net	637	—	111	—	—	—	111
Reissuance of treasury stock as compensation	2,680	—	(41)	—	—	41	—
Balance, September 30, 2021	6,218,126	$75	$14,051	$369	$96,903	$(21,801)	$89,597

Balance, June 30, 2022	5,876,258	$75	$14,263	$(6,584)	$100,838	$(26,016)	$82,576
Net income	—	—	—	—	1,860	—	1,860
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(1,048)	—	—	(1,048)
Net change in fair value of derivative instruments, net of tax	—	—	—	420	—	—	420
Dividends declared: $.03 per share	—	—	—	—	(175)	—	(175)
Impact of stock-based compensation plans, net	—	—	123	—	—	—	123
Reissuance of treasury stock as compensation	—	—	—	—	—	—	—
Treasury stock repurchases	(64,000)					(653)	(653)
Balance, September 30, 2022	5,812,258	$75	$14,386	$(7,212)	$102,523	$(26,669)	$83,103

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the nine months ended September 30, 2022 and 2021 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, December 31, 2020	6,176,556	$75	$13,786	$(52)	$94,722	$(21,853)	$86,678
Net income	—	—	—	—	2,740	—	2,740
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(138)	—	—	(138)
Net change in fair value of derivative instruments, net of tax	—	—	—	559	—	—	559
Dividends declared: $.09 per share	—	—	—	—	(559)	—	(559)
Impact of stock-based compensation plans, net	37,722	—	324	—	—	—	324
Reissuance of treasury stock as compensation	3,848	—	(59)	—	—	59	—
Treasury stock repurchases	—	—	—	—	—	(7)	(7)
Balance, September 30, 2021	6,218,126	$75	$14,051	$369	$96,903	$(21,801)	$89,597

Balance, December 31, 2021	6,172,378	$75	$14,163	$(276)	$98,428	$(22,326)	$90,064
Net income	—	—	—	—	4,636	—	4,636
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(8,307)	—	—	(8,307)
Net change in fair value of derivative instruments, net of tax	—	—	—	1,371	—	—	1,371
Dividends declared: $.09 per share	—	—	—	—	(541)	—	(541)
Impact of stock-based compensation plans, net	43,096	—	361	—	—	—	361
Reissuance of treasury stock as compensation	9,184	—	(138)	—	—	138	—
Treasury stock repurchases	(412,400)	—	—	—	—	(4,481)	(4,481)
Balance, September 30, 2022	5,812,258	$75	$14,386	$(7,212)	$102,523	$(26,669)	$83,103

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net income	$4,636	$2,740
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,201	1,300
Provision for loan and lease losses	2,781	1,517
Deferred income tax provision	(309)	160
Net gain on sale and prepayment of investment securities	—	(22)
Stock-based compensation expense	361	324
Net amortization of securities	169	243
Amortization of intangible assets	213	268
Net gain on premises and equipment and other real estate	(350)	(71)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(135)	215
Decrease in other assets	750	672
Increase (decrease) in accrued interest expense	495	(109)
Decrease in other liabilities	(310)	(140)
Net cash provided by operating activities	9,502	7,097
Cash flows from investing activities:
Net (increase) decrease in federal funds sold	(38)	3
Purchases of investment securities, available-for-sale	(39,256)	(65,535)
Proceeds from maturities and prepayments of investment securities, available-for-sale	15,111	32,592
Proceeds from maturities and prepayments of investment securities, held-to-maturity	1,317	2,492
Net (increase) decrease in Federal Home Loan Bank stock	(1,139)	265
Proceeds from the sale of premises and equipment and other real estate	2,892	1,630
Net increase in loans	(45,590)	(61,135)
Purchases of premises and equipment	(672)	(648)
Net cash used in investing activities	(67,375)	(90,336)
Cash flows from financing activities:
Net increase in deposits	8,411	64,630
Net increase in short-term borrowings	30,060	20
Net share-based compensation transactions	—	(7)
Treasury stock repurchases	(4,481)	—
Dividends paid	(541)	(559)
Net cash provided by financing activities	33,449	64,084
Net decrease in cash and cash equivalents	(24,424)	(19,155)
Cash and cash equivalents, beginning of period	61,244	94,415
Cash and cash equivalents, end of period	$36,820	$75,260
Supplemental disclosures:
Cash paid for:
Interest	$2,031	$2,332
Income taxes	1,804	752
Non-cash transactions:
Assets acquired in settlement of loans	656	668
Closed branch assets transferred to other real estate	390	1,978
Reissuance of treasury stock as compensation	138	59

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
GENERAL

The accompanying unaudited interim condensed consolidated financial statements include the accounts of First US Bancshares, Inc. (“Bancshares”) and its subsidiaries (collectively, the “Company”). Bancshares is the parent holding company of First US Bank (the “Bank”). The Company and the Bank are both headquartered in Birmingham, Alabama. The Bank operates a finance company subsidiary, Acceptance Loan Company, Inc. (“ALC”). Management has determined that the Bank and ALC comprise Bancshares’ two reportable operating segments. All significant intercompany transactions and accounts have been eliminated. During the third quarter of 2021, ALC ceased new business development and permanently closed its 20 branch lending locations in Alabama and Mississippi to the public. ALC is continuing to service its remaining portfolio of loans from its headquarters in Mobile, Alabama.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted average shares outstanding	5,839,658	6,217,103	6,016,770	6,207,726
Weighted average director deferred shares	111,608	114,737	114,853	113,481
Basic shares	5,951,266	6,331,840	6,131,623	6,321,207
Dilutive shares	419,650	420,250	419,650	420,250
Diluted shares	6,370,916	6,752,090	6,551,273	6,741,457

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in Thousands, Except Per Share Data)
Net income	$1,860	$837	$4,636	$2,740
Basic net income per share	$0.31	$0.13	$0.76	$0.43
Diluted net income per share	$0.29	$0.13	$0.71	$0.41

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

Pending Accounting Pronouncements

ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings ("TDRs") and Vintage Disclosures." The ASU addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the current expected credit losses model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit losses model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. As the Company has not yet adopted the amendments in ASU 2016-13 (See discussion below), ASU 2022-02 will become effective for the Company in the first quarter of 2023. Management is assessing the impact that adoption of this standard will have on the Company’s financial condition and results of operations in conjunction with its assessment of the impact of ASU 2016-13. The Company expects to adopt the guidance for the fiscal year beginning January 1, 2023.

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

ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Issued in January 2017, ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. As originally issued, ASU 2017-04 was effective prospectively for annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019. On October 16, 2019, the FASB approved a delay in the implementation of ASU 2017-04 by three years for smaller reporting companies, including the Company. The ASU will now become effective for the Company on January 1, 2023. The adoption of this standard update is not currently expected to have a material effect on the Company’s financial statements; however, the impact will be dependent on future evaluations of goodwill impairment that will continue to be performed by management on an annual basis.

ASU 2016-13, "Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” Issued in June 2016, ASU 2016-13 removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables and held-to-maturity debt securities. Under current U.S. GAAP, the Company recognizes credit losses when it is probable that the loss has been incurred. The revised guidance removes all current recognition thresholds and requires companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. The standard also adds disclosure requirements intended to enable users of the financial statements to understand credit risk in the portfolio and how management monitors credit quality, management’s estimate of expected credit losses, and changes in the estimate of credit losses during the period. As originally issued, ASU 2016-13 was effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019, with institutions required to apply the changes through a cumulative-effect adjustment to their retained earnings balance as of the beginning of the first reporting period in which the guidance is effective. On October 16, 2019, the FASB approved a delay in the implementation of ASU 2016-13 by three years for smaller reporting companies, including the Company. The standard will now become effective for the Company on January 1, 2023. At this time, the Company expects to recognize a one-time cumulative effect adjustment to the allowance for credit losses as of the date of adoption. The magnitude of any such one-time adjustment will be dependent on circumstances as of the date of adoption, including reasonable and supportable forecasts of expected credit losses.

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

Total restructuring charges incurred during the nine months ended September 30, 2022 and the year ended December 31, 2021 consisted of the following:

	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021
	(Dollars in Thousands)
Expense Category
Severance and personnel expenses	$108	$263
Lease termination costs	2	224
Fixed asset valuation adjustments	—	239
Termination of technology contracts	45	85
Other expenses	—	93
Total expenses	$155	$904

As of September 30, 2022, the majority of restructuring charges associated with the closure of ALC's branches have been incurred.

4.
INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of September 30, 2022 and December 31, 2021 were as follows:

	Available-for-Sale
	September 30, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$50,647	$1	$(3,801)	$46,847
Commercial	18,324	134	(418)	18,040
Obligations of U.S. government-sponsored agencies	5,118	—	(778)	4,340
Obligations of states and political subdivisions	3,789	—	(127)	3,662
Corporate notes	19,838	2	(1,680)	18,160
U.S. Treasury securities	56,946	—	(4,201)	52,745
Total	$154,662	$137	$(11,005)	$143,794

	Held-to-Maturity
	September 30, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$1,334	$—	$(37)	$1,297
Obligations of U.S. government-sponsored agencies	675	—	(46)	629
Obligations of states and political subdivisions	100	—	(13)	87
Total	$2,109	$—	$(96)	$2,013

	Available-for-Sale
	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$46,020	$450	$(242)	$46,228
Commercial	24,647	371	(47)	24,971
Obligations of U.S. government-sponsored agencies	5,207	—	(15)	5,192
Obligations of states and political subdivisions	4,247	80	(10)	4,317
Corporate notes	15,458	76	(52)	15,482
U.S. Treasury securities	35,097	—	(404)	34,693
Total	$130,676	$977	$(770)	$130,883

	Held-to-Maturity
	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$2,115	$29	$—	$2,144
Obligations of U.S. government-sponsored agencies	768	10	—	778
Obligations of states and political subdivisions	553	2	—	555
Total	$3,436	$41	$—	$3,477

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of September 30, 2022 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$2,518	$2,511	$—	$—
Maturing after one to five years	60,412	56,550	—	—
Maturing after five to ten years	73,817	67,510	1,830	1,757
Maturing after ten years	17,915	17,223	279	256
Total	$154,662	$143,794	$2,109	$2,013

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following tables reflect gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2022 and December 31, 2021.

	Available-for-Sale
	September 30, 2022
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$26,903	$(1,478)	$19,875	$(2,323)
Commercial	8,105	(364)	535	(54)
Obligations of U.S. government-sponsored agencies	4,223	(777)	117	(1)
Obligations of states and political subdivisions	3,151	(72)	512	(55)
Corporate notes	13,452	(1,387)	2,707	(293)
U.S. Treasury securities	21,323	(686)	31,502	(3,515)
Total	$77,157	$(4,764)	$55,248	$(6,241)

	Held-to-Maturity
	September 30, 2022
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$1,297	$(37)	$—	$—
Obligations of U.S. government-sponsored agencies	629	(46)	—	—
Obligations of states and political subdivisions	87	(13)	—	—
Total	$2,013	$(96)	$—	$—

	Available-for-Sale
	December 31, 2021
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$31,346	$(240)	$253	$(2)
Commercial	2,245	(12)	2,970	(35)
Obligations of U.S. government-sponsored agencies	4,987	(13)	194	(2)
Obligations of states and political subdivisions	561	(10)	—	—
Corporate notes	9,092	(52)	—	—
U.S. Treasury securities	34,692	(404)	—	—
Total	$82,923	$(731)	$3,417	$(39)

There were no held-to-maturity securities in an unrealized loss position as of December 31, 2021.

Due to the increasing interest rate environment during the nine months ended September 30, 2022, gross unrealized losses increased significantly, particularly within the Company’s available-for-sale portfolio. Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to: (i) the length of time and the extent to which fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; (iii) whether the Company intends to sell the securities; and (iv) whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

As of September 30, 2022, 26 debt securities had been in a loss position for more than 12 months, and 109 debt securities had been in a loss position for less than 12 months. As of December 31, 2021, 10 debt securities had been in a loss position for more than 12 months, and 32 debt securities had been in a loss position for less than 12 months. The increase in the number of debt securities in a loss position resulted from the rising interest rate environment during the nine months ended September 30, 2022. As of both September 30, 2022 and December 31, 2021, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of September 30, 2022 or December 31, 2021.

Investment securities with a carrying value of $60.9 million and $52.2 million as of September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes.
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

As of September 30, 2022 and December 31, 2021, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	September 30, 2022
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$36,740	$—	$36,740
Secured by 1-4 family residential properties	83,231	1,680	84,911
Secured by multi-family residential properties	72,446	—	72,446
Secured by non-farm, non-residential properties	200,505	—	200,505
Commercial and industrial loans and leases (1)	65,951	—	65,951
Consumer loans:
Direct consumer	5,685	6,594	12,279
Branch retail	—	16,278	16,278
Indirect	262,742	—	262,742
Total loans	727,300	24,552	751,852
Less: Unearned interest, fees and deferred cost	847	734	1,581
Allowance for loan and lease losses	8,033	1,340	9,373
Net loans	$718,420	$22,478	$740,898

	December 31, 2021
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$67,048	$—	$67,048
Secured by 1-4 family residential properties	70,439	2,288	72,727
Secured by multi-family residential properties	46,000	—	46,000
Secured by non-farm, non-residential properties	197,901	—	197,901
Commercial and industrial loans and leases (1)	73,947	—	73,947
Consumer loans:
Direct consumer	5,972	15,717	21,689
Branch retail	—	25,692	25,692
Indirect	205,940	—	205,940
Total loans	667,247	43,697	710,944
Less: Unearned interest, fees and deferred cost	(324)	2,918	2,594
Allowance for loan and lease losses	7,038	1,282	8,320
Net loans	$660,533	$39,497	$700,030

(1)
Includes equipment financing leases and PPP loans. As of September 30, 2022 and December 31, 2021, equipment finance leases totaled $10.8 million and $11.0 million, respectively, and PPP loans totaled $31 thousand and $1.7 million, respectively.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 52.5% and 54.0% of the portfolio was concentrated in loans secured by real estate as of September 30, 2022 and December 31, 2021, respectively.

Loans with a carrying value of $113.5 million and $66.6 million were pledged as collateral to secure Federal Home Loan Bank (“FHLB”) borrowings as of September 30, 2022 and December 31, 2021, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments were $0.3 million as of both September 30, 2022 and December 31, 2021. During the nine months ended September 30, 2022, there were no new loans to these parties, and repayments by active related parties were $5 thousand. During the year ended December 31, 2021, there were no new loans to these parties, and repayments by active related parties were $0.1 million.

Allowance for Loan and Lease Losses

The following tables present changes in the allowance for loan and lease losses during the nine months ended September 30, 2022 and 2021 and the related loan balances by loan type as of September 30, 2022 and 2021:

	As of and for the Nine Months Ended September 30, 2022
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$628	$690	$437	$1,958	$860	$1,004	$304	$2,439	$8,320
Charge-offs	—	(10)	—	—	—	(1,604)	(423)	(238)	(2,275)
Recoveries	2	23	—	4	—	387	97	34	547
Provision	(246)	89	210	30	244	1,161	445	848	2,781
Ending balance	$384	$792	$647	$1,992	$1,104	$948	$423	$3,083	$9,373
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$8	$—	$—	$277	$—	$—	$—	$285
Collectively evaluated for impairment	384	784	647	1,992	827	948	423	3,083	9,088
Total allowance for loan and lease losses	$384	$792	$647	$1,992	$1,104	$948	$423	$3,083	$9,373
Ending balance of loans receivable:
Individually evaluated for impairment	$1,048	$600	$—	$1,765	$2,603	$18	$—	$—	$6,034
Collectively evaluated for impairment	35,692	84,311	72,446	198,740	63,348	12,261	16,278	262,742	745,818
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total loans receivable	$36,740	$84,911	$72,446	$200,505	$65,951	$12,279	$16,278	$262,742	$751,852

	As of and for the Nine Months Ended September 30, 2021
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$393	$639	$577	$1,566	$1,008	$1,202	$373	$1,712	$7,470
Charge-offs	(22)	(6)	—	—	(6)	(848)	(299)	(365)	(1,546)
Recoveries	21	9	—	4	10	512	148	48	752
Provision	128	50	(89)	415	(135)	120	127	901	1,517
Ending balance	$520	$692	$488	$1,985	$877	$986	$349	$2,296	$8,193
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$10	$—	$—	$58	$—	$—	$—	$68
Collectively evaluated for impairment	520	682	488	1,985	819	986	349	2,296	8,125
Total allowance for loan and lease losses	$520	$692	$488	$1,985	$877	$986	$349	$2,296	$8,193
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$671	$—	$1,053	$1,015	$21	$—	$—	$2,760
Collectively evaluated for impairment	58,175	72,430	51,420	197,692	76,664	25,824	29,764	194,154	706,123
Loans acquired with deteriorated credit quality	—	11	—	—	—	—	—	—	11
Total loans receivable	$58,175	$73,112	$51,420	$198,745	$77,679	$25,845	$29,764	$194,154	$708,894

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
•
Doubtful (Risk Grade 8): Loans classified as doubtful have all of the weaknesses found in substandard loans, with the added characteristic that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable or improbable. Serious problems exist such that partial loss of principal is likely; however, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Such pending factors may include proposed merger, acquisition or liquidation procedures, capital injection, perfection of liens on additional collateral and refinancing plans. Loans classified as doubtful may include loans to borrowers that have demonstrated a history of failing to live up to agreements. The Company did not have any loans classified as Doubtful (Risk Grade 8) as of September 30, 2022 or December 31, 2021.
•
Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Company did not have any loans classified as Loss (Risk Grade 9) as of September 30, 2022 or December 31, 2021.

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of September 30, 2022:

	September 30, 2022
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$35,692	$—	$1,048	$36,740
Secured by multi-family residential properties	72,446	—	—	72,446
Secured by non-farm, non-residential properties	198,004	656	1,845	200,505
Commercial and industrial loans	63,064	—	2,887	65,951
Total	$369,206	$656	$5,780	$375,642
As a percentage of total loans	98.29%	0.17%	1.54%	100.00%

	September 30, 2022
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$83,611	$1,300	$84,911
Consumer loans:
Direct consumer	12,112	167	12,279
Branch retail	16,130	148	16,278
Indirect	262,742	—	262,742
Total	$374,595	$1,615	$376,210
As a percentage of total loans	99.57%	0.43%	100.00%

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2021:

	December 31, 2021
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$67,046	$—	$2	$67,048
Secured by multi-family residential properties	43,472	2,528	—	46,000
Secured by non-farm, non-residential properties	189,425	7,442	1,034	197,901
Commercial and industrial loans	72,116	333	1,498	73,947
Total	$372,059	$10,303	$2,534	$384,896
As a percentage of total loans	96.66%	2.68%	0.66%	100.00%

	December 31, 2021
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$71,526	$1,201	$72,727
Consumer loans:
Direct consumer	20,939	750	21,689
Branch retail	25,486	206	25,692
Indirect	205,940	—	205,940
Total	$323,891	$2,157	$326,048
As a percentage of total loans	99.34%	0.66%	100.00%

The following table provides an aging analysis of past due loans by class as of September 30, 2022:

	As of September 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$36,740	$36,740	$—
Secured by 1-4 family residential properties	288	15	223	526	84,385	84,911	—
Secured by multi-family residential properties	—	—	—	—	72,446	72,446	—
Secured by non-farm, non-residential properties	382	—	—	382	200,123	200,505	—
Commercial and industrial loans	406	—	—	406	65,545	65,951	—
Consumer loans:
Direct consumer	289	143	150	582	11,697	12,279	—
Branch retail	195	142	148	485	15,793	16,278	—
Indirect	101	—	59	160	262,583	262,742	—
Total	$1,661	$300	$580	$2,541	$749,312	$751,852	$—
As a percentage of total loans	0.22%	0.04%	0.08%	0.34%	99.66%	100.00%

The following table provides an aging analysis of past due loans by class as of December 31, 2021:

	As of December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$67,048	$67,048	$—
Secured by 1-4 family residential properties	349	23	20	392	72,335	72,727	—
Secured by multi-family residential properties	—	—	—	—	46,000	46,000	—
Secured by non-farm, non-residential properties	403	—	—	403	197,498	197,901	—
Commercial and industrial loans	54	—	234	288	73,659	73,947	—
Consumer loans:
Direct consumer	652	589	730	1,971	19,718	21,689	—
Branch retail	377	182	206	765	24,927	25,692	—
Indirect	43	14	—	57	205,883	205,940	—
Total	$1,878	$808	$1,190	$3,876	$707,068	$710,944	$—
As a percentage of total loans	0.27%	0.11%	0.17%	0.55%	99.45%	100.00%

The following table provides an analysis of non-accruing loans by class as of September 30, 2022 and December 31, 2021:

	Loans on Non-Accrual Status
	September 30, 2022	December 31, 2021
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$2
Secured by 1-4 family residential properties	1,090	780
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	—	—
Commercial and industrial loans	631	277
Consumer loans:
Direct consumer	149	743
Branch retail	148	206
Indirect	59	—
Total loans	$2,077	$2,008

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral. At the Bank, all loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. At management’s discretion, additional loans may be impaired based on homogeneous factors such as changes in the nature and volume of the portfolio, portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends and economic conditions that may affect the borrower’s ability to pay. At ALC, all loans of $50 thousand or more that are 90 days or more past due are identified for impairment analysis. As of both September 30, 2022 and December 31, 2021, there were $0.1 million of impaired loans with no related allowance recorded at ALC. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

As of September 30, 2022, the carrying amount of the Company’s impaired loans consisted of the following:

	September 30, 2022
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$1,048	$1,048	$—
Secured by 1-4 family residential properties	585	585	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,765	1,765	—
Commercial and industrial	2,249	2,249	—
Direct consumer	18	18	—
Total loans with no related allowance recorded	$5,665	$5,665	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	15	15	8
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	354	354	277
Direct consumer	—	—	—
Total loans with an allowance recorded	$369	$369	$285
Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$1,048	$1,048	$—
Secured by 1-4 family residential properties	600	600	8
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,765	1,765	—
Commercial and industrial	2,603	2,603	277
Direct consumer	18	18	—
Total impaired loans	$6,034	$6,034	$285

As of December 31, 2021, the carrying amount of the Company’s impaired loans consisted of the following:

	December 31, 2021
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	630	630	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,051	1,051	—
Commercial and industrial	823	823	—
Direct consumer	21	21	—
Total loans with no related allowance recorded	$2,525	$2,525	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	16	16	10
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	57	57	57
Direct consumer	—	—	—
Total loans with an allowance recorded	$73	$73	$67
Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	646	646	10
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,051	1,051	—
Commercial and industrial	880	880	57
Direct consumer	21	21	—
Total impaired loans	$2,598	$2,598	$67

The average net investment in impaired loans and interest income recognized and received on impaired loans during the nine months ended September 30, 2022 and the year ended December 31, 2021 were as follows:

	Nine Months Ended September 30, 2022
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$116	$2	$—
Secured by 1-4 family residential properties	624	4	4
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,116	38	35
Commercial and industrial	872	7	4
Direct consumer	19	1	1
Total	$2,747	$52	$44

	Year Ended December 31, 2021
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	773	31	31
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,377	140	108
Commercial and industrial	637	61	40
Direct consumer	22	9	2
Total	$3,809	$241	$181

Loans on which the accrual of interest has been discontinued amounted to $2.1 million and $2.0 million as of September 30, 2022 and December 31, 2021, respectively. If interest on those loans had been accrued, there would have been $17 thousand and $52 thousand of interest accrued for the periods ended September 30, 2022 and December 31, 2021, respectively. Interest income related to these loans for the nine months ended September 30, 2022 and the year ended December 31, 2021 was $27 thousand and $30 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were no loans modified with concessions granted during the nine months ended September 30, 2022 and two loans with balances totaling $0.6 million modified with concessions granted during the year ended December 31, 2021. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. The Company did not have any non-accruing loans that were previously restructured and that remained on non-accrual status as of both September 30, 2022 and December 31, 2021. For both the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides, as of September 30, 2022 and December 31, 2021, the number of loans remaining in each loan category that the Company had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	September 30, 2022			December 31, 2021
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	1	$107	$—	1	$107	$—
Secured by 1-4 family residential properties	2	59	12	2	59	12
Secured by non-farm, non-residential properties	2	621	613	2	621	617
Commercial loans	2	116	24	2	116	31
Total	7	$903	$649	7	$903	$660

As of September 30, 2022 and December 31, 2021, no loans that previously had been modified in a troubled debt restructuring had defaulted subsequent to modification.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan and lease losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan and lease losses. This evaluation resulted in an allowance for loan and lease losses attributable to such restructured loans of $7 thousand as of both September 30, 2022 and December 31, 2021.
6.
OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
	(Dollars in Thousands)
Beginning balance	$2,149	$949
Additions	411	1,981
Sales proceeds	(2,215)	(891)
Gross gains	369	401
Gross losses	(27)	—
Net gains	342	401
Impairment	(1)	(67)
Ending balance	$686	$2,373

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was zero as of both September 30, 2022 and 2021. In addition, the Company held $19 thousand and zero in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of September 30, 2022 and 2021, respectively.

Repossessed Assets

In addition to the other real estate and other assets acquired in foreclosure, the Company also acquires assets through the repossession of the underlying collateral of loans in default. The following table summarizes repossessed asset activity as of the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
	(Dollars in Thousands)
Beginning balance	$154	$245
Transfers from loans	635	665
Sales proceeds	(331)	(683)
Gross gains	—	—
Gross losses	(292)	(76)
Net losses	(292)	(76)
Impairment	—	—
Ending balance	$166	$151

Repossessed assets are included in Other Assets in the Company’s condensed consolidated balance sheet.

7.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the implied fair value of goodwill is lower than its carrying amount, impairment is indicated, and goodwill must be written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill, originally recorded as a result of the Company's acquisition of The Peoples Bank ("TPB") in 2018, totaled $7.4 million as of both September 30, 2022 and December 31, 2021. Goodwill impairment was neither indicated nor recorded during the nine months ended September 30, 2022 or the year ended December 31, 2021.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $2.0 million were recorded during 2018 as part of the TPB acquisition.

The Company’s goodwill and other intangible assets (carrying basis and accumulated amortization) as of September 30, 2022 were as follows:

	September 30, 2022	December 31, 2021
	(Dollars in Thousands)
Goodwill	$7,435	$7,435
Core deposit intangible:
Gross carrying amount	2,048	2,048
Accumulated amortization	(1,627)	(1,414)
Core deposit intangible, net	421	634
Total	$7,856	$8,069

The Company’s estimated remaining amortization expense on intangible assets as of September 30, 2022 was as follows:

Amortization Expense
(Dollars in Thousands)
2022	$55
2023	195
2024	122
2025	49
2026 and thereafter	—
Total	$421

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

•
Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both September 30, 2022 and December 31, 2021, there were no federal funds purchased outstanding.
•
Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of September 30, 2022 and December 31, 2021 totaled $106 thousand and $46 thousand, respectively.
•
Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of September 30, 2022 and December 31, 2021, the Bank had $40.0 million and $10.0 million, respectively, in outstanding FHLB advances with original maturities of less than one year.

Long-Term Borrowings

FHLB Advances

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both September 30, 2022 and December 31, 2021, the Company did not have any long-term FHLB advances outstanding.

Subordinated Debt

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031 (the “Notes”). The Notes bear interest at a rate of 3.50% per annum for the first five years, after which the interest rate will be reset quarterly to a benchmark interest rate per annum which, subject to certain conditions provided in the Notes, will be equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 275 basis points. The Company used the net proceeds for general corporate purposes, including repurchasing of the Company’s common stock, and supporting organic growth plans, including the maintenance of capital ratios. As of both September 30, 2022 and December 31, 2021, the Notes were recorded as long-term borrowings totaling $10.7 million, net of unamortized debt issuance costs. The table below provides additional information related to the Notes as of and for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively.

	September 30,	December 31,
	2022	2021
	(Dollars in Thousands)
Balance at period-end	$10,708	$10,653
Average balance during the period	$10,702	$2,682
Maximum month-end balance during the year	$10,708	$10,653
Average rate paid during the year, including amortization of debt issuance costs	4.16%	4.20
Weighted average remaining maturity (in years)	9.00	9.75

Available Credit

As an additional funding source, the Company has available unused lines of credit with correspondent banks, the Federal Reserve and the FHLB. Certain of these funding sources are subject to underlying collateral. As of September 30, 2022 and December 31, 2021, the Company’s available unused lines of credit consisted of the following:

Available Unused Lines of Credit	Collateral Requirements	September 30, 2022	December 31, 2021
Correspondent banks	None	$45.0 million	$45.0 million
Federal Reserve (discount window)	Subject to collateral	$1.2 million	$1.0 million
FHLB advances (1)	Subject to collateral	$206.6 million	$237.0 million

(1)
These amounts represent the total remaining credit the Company has from the FHLB, but this credit can only be utilized to the extent that underlying collateral exists. The total lendable collateral value of assets pledged (including loans and investment securities) associated with FHLB advances and letters of credit totaled $78.3 million and $66.6 million as of September 30, 2022 and December 31, 2021, respectively. The Company’s collateral exposure with the FHLB in the form of advances and letters of credit was $70.0 million and $40.0 million as of September 30, 2022 and December 31, 2021, respectively, leaving an excess of collateral of $8.3 million and $26.6 million, respectively, available to utilize for additional credit as of the respective dates. The Company also has the ability to pledge additional assets to increase the availability of borrowings.

9.
INCOME TAXES

The provision for income taxes was $1.4 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate was 23.7% and 21.9%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $5.1 million and $2.5 million as of September 30, 2022 and December 31, 2021, respectively. The net deferred tax asset, which is included on the balance sheet in other assets, is impacted by changes in the fair value of securities available-for-sale and cash flow hedges, changes in net operating loss carryforwards and other book-to-tax temporary differences.

10.
DEFERRED COMPENSATION PLANS

The Company has entered into supplemental retirement compensation benefits agreements with certain directors and former executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.2 million as of both September 30, 2022 and December 31, 2021.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of September 30, 2022 and December 31, 2021, a total of 112,782 and 117,825 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

11.
STOCK AWARDS

In accordance with the Company’s 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Stock-based compensation expense related to stock awards totaled $0.3 million for both the nine months ended September 30, 2022 and 2021, respectively.

Stock Options

Stock option awards have been granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms.

The Company recognizes the cost of services received in exchange for stock option awards based on the grant date fair value of the award, with compensation expense recognized on a straight-line basis over the award’s vesting period. The fair value of outstanding awards was determined using the Black-Scholes option pricing model. The Company did not grant any stock option awards during the nine months ended September 30, 2022 or 2021.

The following table summarizes the Company’s stock option activity for the periods presented.

	Nine Months Ended
	September 30, 2022		September 30, 2021
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	420,250	$9.79	421,000	$9.79
Granted	—	—	—	—
Exercised	—	—	750	8.23
Expired	—	—	—	—
Forfeited	600	10.86	—	—
Options outstanding, end of period	419,650	$9.79	420,250	$9.79
Options exercisable, end of period	416,249	$9.77	395,678	$9.74

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was zero and $0.6 million as of September 30, 2022 and 2021, respectively.

Restricted Stock

During the nine months ended September 30, 2022 and 2021, 45,938 shares and 38,430 shares, respectively, of restricted stock were granted. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

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

The following table provides a summary of the components of lease expense, as well as the reporting location in the Condensed Consolidated Statements of Operations, for the three and nine months ended September 30, 2022 and 2021:

	Location in the Condensed	Three Months Ended		Nine Months Ended
	Consolidated Statements of Operations	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
		(Dollars in Thousands)		(Dollars in Thousands)
Operating lease expense (1)	Net occupancy and equipment	$108	$209	$326	$627
Operating lease income (2)	Lease income	$210	$208	$635	$619

(1)
Includes short-term lease costs. For the three and nine months ended September 30, 2022 and 2021, short-term lease costs were nominal in amount.
(2)
Operating lease income includes rental income from owned properties.

The following table provides supplemental lease information for operating leases on the Condensed Consolidated Balance Sheet as of September 30, 2022:

	Location in the Condensed
	Consolidated Balance Sheet	September 30, 2022
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$1,974
Operating lease liabilities	Other liabilities	$2,051
Weighted-average remaining lease term (in years)		5.28
Weighted-average discount rate		3.30%

The following table provides supplemental lease information for the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$320	$523

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of September 30, 2022:

Minimum Rental Payments
(Dollars in Thousands)
2022	$107
2023	432
2024	438
2025	339
2026	346
2027 and thereafter	591
Total future minimum lease payments	$2,253
Less: Imputed interest	202
Total operating lease liabilities	$2,051

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

Terminated Cash Flow Hedge

During the second quarter of 2022, the Bank terminated a forward interest rate swap contract on a variable FHLB advance that was previously designated as a cash flow hedge. The termination of the swap resulted in a net gain of $0.3 million which will remain in accumulated other comprehensive income and be reclassified into earnings over the original term of the interest rate swap contract. During the nine-month period ended September 30, 2022, a gain of $41 thousand, net of income taxes, was reclassified from other comprehensive income (loss) related to the terminated contract. There were no gains or losses reclassified from other comprehensive income (loss) related to cash flow hedges for the nine months ended September 30, 2021.

Fair Value Hedges

The Bank has entered into forward interest rate swap contracts on fixed rate commercial real estate loans. The interest rate swaps were designated as derivative instruments in fair value hedges with the objective of effectively converting pools of fixed rate assets to variable rate throughout the hedge durations. Under the swap arrangements, the Bank pays a fixed interest rate and receives a variable interest rate based on one-month LIBOR, or a comparable benchmark interest rate, on the notional amount, with monthly net settlements. The Bank recognized no gains or losses on the fair value hedges for the three and nine months ended September 30, 2022 and 2021.

Presentation

The Company has elected to offset derivative fair value amounts under master netting agreements, given that all of the Company’s hedges are with the same counterparty.

The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Consolidated Balance Sheets on a net basis.

	As of September 30, 2022		As of December 31, 2021
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	Amount	Gain (Loss) (1)	Amount	Gain (Loss) (1)
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to fixed rate commercial real estate loans	$20,000	$1,087	$20,000	$(198)
Total fair value hedges		1,087		(198)
Cash flow hedges:
Interest rate swaps related to variable-rate money market deposit accounts	20,000	1,251	20,000	(472)
Interest rate swaps related to FHLB advances	—	—	10,000	(104)
Total cash flow hedges		1,251		(576)
Total hedges designated as hedging instruments, net		$2,338		$(774)

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

The following amounts were recorded on the condensed consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

Location in the Condensed Consolidated Balance Sheet in Which the Hedged	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Item is Included	September 30, 2022
	(Dollars in Thousands)
Loans and leases, net of allowance for loan and lease losses (1)	$32,353	$1,087

(1)
These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of September 30, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $33.4 million, the cumulative basis adjustments associated with these hedging relationships were $1.1 million, and the amounts of the designated hedged items were $20.0 million.

The following table presents the effect of hedging derivative instruments on the Company’s Consolidated Statements of Operations. The effects are presented as either an increase or decrease to income before income taxes.

	Location in the Condensed	Three Months Ended		Nine Months Ended
	Consolidated Statements of Operations	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
		(Dollars in Thousands)		(Dollars in Thousands)
Interest income	Interest and fees on loans	$45	$(64)	$(42)	$(188)
Interest expense	Interest on deposits	36	(32)	20	(95)
Interest expense	Interest on short-term borrowings	24	(85)	(103)	(249)
	Net increase (decrease) to income before income taxes	$105	$(181)	$(125)	$(532)

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

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended September 30, 2022
Total interest income	$9,875	$1,026	$1	$(232)	$10,670
Total interest expense	1,041	231	115	(232)	1,155
Net interest income	8,834	795	(114)	—	9,515
Provision for loan and lease losses	840	325	—	—	1,165
Total non-interest income	1,102	43	2,145	(2,202)	1,088
Total non-interest expense	6,421	397	255	(41)	7,032
Income before income taxes	2,675	116	1,776	(2,161)	2,406
Provision for income taxes	600	28	(82)	—	546
Net income	$2,075	$88	$1,858	$(2,161)	$1,860
Other significant items:
Total assets	$993,194	$23,544	$98,769	$(126,230)	$989,277
Total investment securities	145,902	—	1	—	145,903
Total loans, net	740,418	22,478	—	(21,998)	740,898
Goodwill and core deposit intangible, net	7,856	—	—	—	7,856
Investment in subsidiaries	—	—	91,575	(91,575)	—
Fixed asset additions	331	—	—	—	331
Depreciation and amortization expense	413	9	—	—	422
Total interest income from external customers	9,645	1,025	—	—	10,670
Total interest income from affiliates	231	—	1	(232)	—
For the nine months ended September 30, 2022
Total interest income	26,503	3,911	3	(841)	29,576
Total interest expense	2,185	838	344	(841)	2,526
Net interest income	24,318	3,073	(341)	0	27,050
Provision for loan and lease losses	1,185	1,596	—	—	2,781
Total non-interest income	2,833	173	5,511	(5,744)	2,773
Total non-interest expense	18,899	1,379	854	(166)	20,966
Income before income taxes	7,067	271	4,316	(5,578)	6,076
Provision for income taxes	1,646	65	(271)	—	1,440
Net income	$5,421	$206	$4,587	$(5,578)	$4,636
Other significant items:
Fixed asset additions	$672	$—	$—	$—	$672
Depreciation and amortization expense	1,173	28	—	—	1,201
Total interest income from external customers	25,666	3,910	—	—	29,576
Total interest income from affiliates	838	—	3	(841)	—

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended September 30, 2021
Total interest income	$8,134	$2,302	$1	$(407)	$10,030
Total interest expense	696	406	—	(407)	695
Net interest income	7,438	1,896	1	—	9,335
Provision for loan and lease losses	460	158	—	—	618
Total non-interest income	776	176	1,111	(1,167)	896
Total non-interest expense	6,211	2,100	354	(118)	8,547
Income before income taxes	1,543	(186)	758	(1,049)	1,066
Provision for income taxes	336	(47)	(60)	—	229
Net income	$1,207	$(139)	$818	$(1,049)	$837
Other significant items:
Total assets	$959,978	$48,693	$94,718	$(146,655)	$956,734
Total investment securities	121,386	—	81	—	121,467
Total loans, net	691,106	46,645	—	(40,779)	696,972
Goodwill and core deposit intangible, net	8,142	—	—	—	8,142
Investment in subsidiaries	—	—	89,088	(89,088)	—
Fixed asset additions	107	2	—	—	109
Depreciation and amortization expense	401	21	—	—	422
Total interest income from external customers	7,728	2,302	—	—	10,030
Total interest income from affiliates	406	—	1	(407)	—
For the nine months ended September 30, 2021
Total interest income	24,138	7,045	5	(1,254)	29,934
Total interest expense	2,228	1,249	—	(1,254)	2,223
Net interest income	21,910	5,796	5	—	27,711
Provision for loan and lease losses	1,280	237	—	—	1,517
Total non-interest income	2,389	480	3,608	(3,821)	2,656
Total non-interest expense	18,853	5,749	1,102	(362)	25,342
Income before income taxes	4,166	290	2,511	(3,459)	3,508
Provision for income taxes	895	72	(199)	—	768
Net income	$3,271	$218	$2,710	$(3,459)	$2,740
Other significant items:
Fixed asset additions	$642	$6	$—	$—	$648
Depreciation and amortization expense	1,231	69	—	—	1,300
Total interest income from external customers	22,889	7,045	—	—	29,934
Total interest income from affiliates	1,249	—	5	(1,254)	—

15.
OTHER OPERATING INCOME AND EXPENSE

Other Operating Income

Other operating income for the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in Thousands, Except Per Share Data)
Bank-owned life insurance	$112	$110	$335	$327
Credit insurance commissions and fees	(15)	63	(66)	150
ATM fee income	125	141	403	432
Mortgage fees from secondary market	7	—	11	23
Wire transfer fees	12	18	39	49
Gain on sales of premises and equipment and other assets	278	17	301	17
Other income	48	68	211	240
Total	$567	$417	$1,234	$1,238

Other Operating Expense

Other operating expense for the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in Thousands, Except Per Share Data)
Postage, stationery and supplies	$164	$206	$469	$618
Telephone/data communication	159	283	518	742
Advertising and marketing	47	33	145	115
Travel and business development	71	42	176	109
Collection and recoveries	57	32	176	142
Other services	68	129	208	272
Insurance expense	145	149	465	464
FDIC insurance and state assessments	166	191	506	521
Loss on sales of premises and equipment and other assets	27	76	55	130
Core deposit intangible amortization	67	85	213	268
Other real estate/foreclosure expense, net	(5)	(273)	(320)	(286)
Other expense	518	537	1,463	1,564
Total	$1,484	$1,490	$4,074	$4,659

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

	September 30, 2022	December 31, 2021
	(Dollars in Thousands)
Standby letters of credit	$—	$—
Standby performance letters of credit	$541	$582
Commitments to extend credit	$212,606	$164,247

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of September 30, 2022 and December 31, 2021, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

Self-Insurance

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates accrued liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies' incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both September 30, 2022 and December 31, 2021. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the nine months ended September 30, 2022 or the year ended December 31, 2021.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

	Fair Value Measurements as of September 30, 2022 Using
	Totals At September 30, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$46,847	$—	$46,847	$—
Commercial	18,040	—	18,040	—
Obligations of U.S. government-sponsored agencies	4,340	—	4,340	—
Obligations of states and political subdivisions	3,662	—	3,662	—
Corporate notes	18,160	—	18,160	—
U.S. Treasury securities	52,745	—	52,745	—
Other assets - derivatives	2,338	—	2,338	—

	Fair Value Measurements as of December 31, 2021 Using
	Totals At December 31, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$46,228	$—	$46,228	$—
Commercial	24,971	—	24,971	—
Obligations of U.S. government-sponsored agencies	5,192		5,192
Obligations of states and political subdivisions	4,317	—	4,317	—
Corporate notes	15,482	—	15,482	—
U.S. Treasury securities	34,693	—	34,693	—
Other liabilities - derivatives	774	—	774	—

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

As of September 30, 2022 and December 31, 2021, included within OREO were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Bank and ALC that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

The following table presents the balances of impaired loans, OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of September 30, 2022 and December 31, 2021:

	Fair Value Measurements as of September 30, 2022 Using
	Totals At September 30, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$84	$—	$—	$84
OREO and other assets held-for-sale	686	—	—	686

	Fair Value Measurements as of December 31, 2021 Using
	Totals At December 31, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$6	$—	$—	$6
OREO and other assets held-for-sale	2,149	—	—	2,149

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2022. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of September 30, 2022 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value September 30, 2022	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$84	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

OREO and other assets held-for-sale	$686	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

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

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$36,820	$36,820	$36,820	$—	$—
Investment securities available-for-sale	143,794	143,794	—	143,794	—
Investment securities held-to-maturity	2,109	2,013	—	2,013	—
Federal funds sold	120	120	—	120	—
Federal Home Loan Bank stock	2,009	2,009	—	—	2,009
Loans, net of allowance for loan and lease losses	740,898	703,047	—	—	703,047
Other assets - derivatives	2,338	2,338	—	2,338	—
Liabilities:
Deposits	846,537	836,020	—	836,020	—
Short-term borrowings	40,106	40,106	—	40,106	—
Long-term borrowings	10,708	9,906		9,906

	December 31, 2021
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$61,244	$61,244	$61,244	$—	$—
Investment securities available-for-sale	130,883	130,883	—	130,883	—
Investment securities held-to-maturity	3,436	3,477	—	3,477	—
Federal funds sold	82	82	—	82	—
Federal Home Loan Bank stock	870	870	—	—	870
Loans, net of allowance for loan and lease losses	700,030	694,744	—	—	694,744
Liabilities:
Deposits	838,126	837,439	—	837,439	—
Short-term borrowings	10,046	10,046	—	10,046	—
Long-term borrowings	10,653	10,804		10,804
Other liabilities - derivatives	774	774	—	774	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares” and, together with its subsidiaries, the “Company”), is a bank holding company with its principal offices in Birmingham, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of September 30, 2022, the Bank operated and served its customers through 15 banking offices located in Birmingham, Butler, Calera, Centreville, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill, Virginia. In addition, the Bank operates loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area. The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals. The Bank also performs indirect lending through third-party retailers and currently conducts this lending in 12 states, including Alabama, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia.

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

Delivery of the best possible financial services to customers remains an overall operational focus of the Company. The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 155 full-time equivalent employees (as of September 30, 2022), to ensure customer satisfaction and convenience.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of September 30, 2022 to December 31, 2021, while comparing income and expense for the nine months ended September 30, 2022 and 2021.

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

RECENT MARKET CONDITIONS

During the nine months ended September 30, 2022, general economic conditions benefited from declining COVID-19 cases and the related lifting of COVID-19 restrictions throughout the United States. However, economic uncertainty remains with respect to the long-term effectiveness of efforts to reduce the impact of COVID-19 both globally and domestically. In addition, economic uncertainty emerged from geopolitical developments surrounding the invasion of Ukraine by Russia and further COVID-19 lockdowns in China. Furthermore, inflation has reached a 40-year high during 2022, and market rates of interest have risen after a prolonged period at historical lows. In March 2022, the Federal Reserve Board (FRB) raised the target federal funds rate for the first time in three years, with additional increases in May, June, July and September 2022. Further increases are expected during the remainder of 2022 as the FRB attempts to reduce inflation.

As interest rates increase, competitive pressures on both loan and deposit pricing are also expected to increase. The pace and magnitude of changes in interest rates, or the impact that such changes will have on the Company’s operating results, cannot be fully predicted. During this still-ongoing and still-volatile transition period, the yield curve has flattened and, at times, become inverted. Unusual yield curve effects, including inversion, may continue. Further, as the rate of inflation accelerates, the Company’s operations could be impacted by, among other things, accelerating cost of goods and services, including the cost of salaries and benefits. Additionally, the Company’s borrowers could be negatively impacted by rising expense levels, leading to deterioration of credit quality and/or reductions in the Company’s lending activity. The higher interest rate environment has also led to unrealized losses in the Company's investment portfolio, which consists primarily of fixed rate instruments.

EXECUTIVE OVERVIEW

Update on Strategic Initiatives

Beginning in 2021, the Company originated certain strategic initiatives designed to improve the Company’s operating efficiency, focus the Company’s loan growth activities, and fortify asset quality. The discussion below provides an update regarding the Company’s ongoing strategic initiatives.

Cessation of Business at ALC

On September 3, 2021, ALC ceased new business development and permanently closed its 20 branch lending locations in Alabama and Mississippi to the public. As of September 30, 2022, ALC employed eight full-time equivalent employees that continued to collect payments on loans through ALC’s Mobile, Alabama headquarters office. The objectives of this initiative included the simplification of the Company’s business processes, reduction of non-interest expense, and the improvement of the Company’s asset quality. The timing of the Company’s ability to achieve each of these objectives will be different with some objectives being achieved relatively quickly after execution of the initiative, while others will take more time as ALC’s loan portfolio continues to pay down. For example, a significant reduction of non-interest expense was achieved beginning in the fourth quarter of 2021 and has continued in 2022 due to the reduction of personnel, termination of branch leases, and reduction of technology and other overhead expenses. During the nine months ended September 30, 2022, non-interest expense at ALC totaled $1.4 million, compared to $5.7 million during the same period of 2021.

Though the initiative resulted in non-interest expense reductions relatively early in its execution, it has also resulted in increased expense related to loan loss provisioning. As a result of branch closures, charge-offs associated with ALC loans have increased since the inception of the initiative compared to prior periods. Net charge-offs at ALC totaled $1.5 million during the nine months ended September 30, 2022, compared to $0.5 million during the nine months ended September 30, 2021. In addition, in management’s view, the economic uncertainties that have emerged in 2022, including elevated inflation levels, have increased overall credit risk related to ALC’s loan portfolio. Accordingly, qualitative economic factors associated with ALC’s loan loss reserves have worsened, resulting in additional loan loss provisions. For the nine months ended September 30, 2022, loan loss provisions specific to ALC’s loans totaled $1.6 million, compared to $0.2 million for the corresponding period of 2021. Over time, the reduction of loans at ALC is expected to improve the Company’s asset quality. ALC’s loans and, in particular, its direct consumer portfolio have historically had the Company’s highest level of losses. Approximately 89.0% and 61.0% of the Company’s total net charge-offs were associated with ALC’s loan portfolio during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, ALC's remaining loans net of unearned interest and fees totaled $23.8 million, compared to $40.8 million as of December 31, 2021.

While this strategy is expected to provide ongoing expense reductions, interest income earned on ALC’s loans will also continue to decline in future periods as the loans pay down. For the nine months ended September 30, 2022, interest income earned on ALC’s loans totaled $3.9 million, compared to $7.0 million for the nine months ended September 30, 2021. Accordingly, the Company’s focus remains on continued loan growth in other areas of the Bank’s portfolio, as well as efforts to continue to simplify the Company’s ongoing operations and reduce expenses further.

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

Financial Highlights

The Company earned net income of $1.9 million, or $0.29 per diluted common share, during the three months ended September 30, 2022, compared to $0.8 million, or $0.13 per diluted common share, for the three months ended September 30, 2021. For the nine months ended September 30, 2022, net income totaled $4.6 million, or $0.71 per diluted common share, compared to $2.7 million, or $0.41 per diluted common share, for the nine months ended September 30, 2021.

Earnings improvement, comparing both the three and nine months ended September 30, 2022 to the corresponding periods in 2021, was driven primarily by reductions in non-interest expense resulting from the strategic initiatives that were initiated by the Company beginning in 2021, and in particular the ALC cessation of business initiative. Non-interest expense was reduced by $1.5 million, or 17.7%, comparing the three months ended September 30, 2022 to the three months ended September 30, 2021, and by $4.4 million, or 17.3%, comparing the nine months ended September 30, 2022, to the corresponding period of 2021.

Summarized condensed consolidated statements of operations are included below for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(Dollars in Thousands)
Interest income	$10,670	$10,030	$29,576	$29,934
Interest expense	1,155	695	2,526	2,223
Net interest income	9,515	9,335	27,050	27,711
Provision for loan and lease losses	1,165	618	2,781	1,517
Net interest income after provision for loan and lease losses	8,350	8,717	24,269	26,194
Non-interest income	1,088	896	2,773	2,656
Non-interest expense	7,032	8,547	20,966	25,342
Income before income taxes	2,406	1,066	6,076	3,508
Provision for income taxes	546	229	1,440	768
Net income	$1,860	$837	$4,636	$2,740
Basic net income per share	$0.31	$0.13	$0.76	$0.43
Diluted net income per share	$0.29	$0.13	$0.71	$0.41
Dividends per share	$0.03	$0.03	$0.09	$0.09

The following discussion summarizes the most significant activity that drove changes in the Company’s net income during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Net Interest Income and Margin

Net interest income decreased by $0.7 million comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021. The most significant driver of the decrease in net interest income was the reduction of interest and fees on ALC loans in connection with the ALC business cessation strategy. Interest and fees on ALC loans decreased by $3.1 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This reduction was partially offset by increased interest income in the Bank’s other loan portfolios, as well as an increase in investment security interest income. As ALC’s loan portfolio continues to pay down, there will be continued reduction in interest and fees attributable to ALC’s loans. These reductions are expected to continue to put downward pressure on total loan yield and net interest margin. As a result of the changing mix of loans, the Company’s net interest margin was reduced to 4.00% during the nine months ended September 30, 2022, compared to 4.29% during the nine months ended September 30, 2021. Historically, ALC’s loan portfolio has represented both the Company’s highest yielding loans, as well as the portfolio with the highest level of credit losses. Accordingly, while interest earned on these loans is expected to decrease over time, loan loss provision expense is also expected to decrease after the portfolio pays down.

As the pay down of ALC’s loans continues, management remains focused on efforts to grow earning assets in the Bank’s other loan and investment categories, while at the same time maintaining pricing discipline on deposit costs. As part of its overall interest rate risk management program, the Company has entered into forward interest rate swap contracts on certain variable rate deposit products and fixed rate commercial real estate loans. During the nine months ended September 30, 2022, the Company terminated one interest rate swap associated with a Federal Home Loan Bank borrowing and recorded a deferred gain associated with the termination of $0.3 million. The gain will be recognized over the remaining 24-month term of the original swap agreement.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $2.8 million during the nine months ended September 30, 2022, compared to $1.5 million during the nine months ended September 30, 2021. The increase in provision expense during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 reflected both an increase in charge-offs associated with ALC’s loan portfolio, as well as qualitative adjustments applied to the portfolio in response to heightened inflationary trends and other economic uncertainties that emerged during the period. In management’s view, the combination of the ALC business cessation strategy, coupled with deteriorating economic conditions, including elevated inflation levels, increased overall credit risk in ALC’s loan portfolio as of September 30, 2022, compared to December 31, 2021.

Non-interest Income

Non-interest income increased by $0.1 million comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021. The increase resulted primarily from increased service and other charges on deposit accounts comparing the two periods.

Non-interest Expense

Non-interest expense decreased by $4.4 million comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021. The decrease in 2022 resulted primarily from implementation of the ALC business cessation strategy, as well as other efficiency efforts conducted at the Bank. As a result of these efforts, significant expense reductions were realized associated with salaries and employee benefits, occupancy and equipment, as well as other expenses associated with technology and professional services. Non-interest expense during both the nine-month periods ended September 30, 2022 and 2021 was reduced by $0.3 million and $0.4 million in net gains on the sale of other real estate owned (OREO), respectively.

Balance Sheet Levels

As of September 30, 2022, the Company’s assets totaled $989.3 million, compared to $958.3 million as of December 31, 2021, an increase of 3.2%. Compared to September 30, 2021, the Company’s total assets increased by $33.9 million, or 3.5%.

Loans

Total loans increased by $40.9 million, or 5.8% as of September 30, 2022, compared to December 31, 2021. Loan volume increases included growth in the Bank’s indirect, residential (secured by multi-family and 1-4 family residential properties) and commercial real estate (secured by nonfarm, nonresidential properties). Growth in these categories was consistent with continued robust commercial economic activity and resiliency in consumer demand during the period.

Asset Quality

The Company’s nonperforming assets, including loans in non-accrual status and OREO, totaled $2.8 million as of September 30, 2022, compared to $4.2 million as of December 31, 2021. The reduction in nonperforming assets during the nine months ended September 30, 2022 resulted from the sale of OREO properties during the period. Reductions in OREO totaled $1.5 million and included the sale of banking centers that were closed by the Company in 2021. As a percentage of total assets, nonperforming assets totaled 0.28% as of September 30, 2022 compared to 0.43% as of December 31, 2021.

Deposit Growth and Deployment of Funds

Deposits increased by $8.4 million, or 1.0%, as of September 30, 2022, compared to December 31, 2021. During the first nine months of 2022, management continued to focus on minimizing deposit expense and deploying excess cash balances into earning assets that meet the Company’s established credit standards, while maintaining appropriate levels of liquidity in accordance with projected funding needs. Total average funding costs, including both interest- and noninterest-bearing liabilities and borrowings, were 0.39% for the nine months ended September 30, 2022, compared to 0.36% for the nine months ended September 30, 2021. Given the increasing interest rate environment during the first nine months of 2022, management continued to deploy a portion of excess funds into the investment securities portfolio. Investment securities, including both the available-for-sale and held-to-maturity portfolios totaled $145.9 million as of September 30, 2022, compared to $134.3 million as of December 31, 2021. The expected average life of securities in the investment portfolio as of September 30, 2022 was 3.6 years, compared to 3.7 years as of December 31, 2021. Management maintains the portfolio with average durations that are expected to provide monthly cash flows that can be utilized to reinvest in earning assets at current market rates.

Shareholders’ Equity

Shareholders’ equity decreased by $7.0 million, or 7.7%, as of September 30, 2022, compared to December 31, 2021. The decrease in shareholders’ equity resulted primarily from increases in accumulated other comprehensive loss due to declines in the market value of the Company’s available-for-sale investment portfolio. The market value declines were the direct result of the increasing interest rate environment during the nine months ended September 30, 2022. No other-than-temporary impairment was recognized in the investment portfolio during the nine months ended September 30, 2022, and the Company has both the intent and ability to retain the investments for a period of time sufficient to allow for the full recovery of all market value decreases. The market value decrease in available-for-sale securities was partially offset by an increase in the market value of cash flow derivative instruments that hedge certain deposits and borrowings on the Company’s balance sheet.

Regulatory Capital

During the nine months ended September 30, 2022, the Bank continued to maintain capital ratios at higher levels than required to be considered a “well-capitalized” institution under applicable banking regulations. As of September 30, 2022, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 11.09%. Its total capital ratio was 12.23%, and its Tier 1 leverage ratio was 9.23%.

Liquidity

The Company continues to maintain excess funding capacity to provide adequate liquidity for loan growth, capital expenditures and ongoing operations. The Company benefits from a strong deposit base, a liquid investment securities portfolio and access to funding from a variety of sources, including federal funds lines, Federal Home Loan Bank (“FHLB”) advances and brokered deposits.

Cash Dividend

The Company declared cash dividends totaling $0.09 per share on its common stock during both nine-month periods ended September 30, 2022 and September 30, 2021.

Share Repurchases

During the nine months ended September 30, 2022, the Company completed share repurchases totaling 412,400 shares of its common stock at a weighted average price of $10.87 per share. The repurchases were completed under the Company’s existing share repurchase program, which was amended in April 2021 to allow for the repurchase of additional shares through December 31, 2022. As of September 30, 2022, a total of 596,813 shares remained available for repurchase under the program.

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

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three and nine months ended September 30, 2022 and 2021. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
ASSETS
Interest-earning assets:
Total loans (Note A)	$743,145	$9,750	5.21%	$691,435	$9,568	5.49%
Taxable investment securities	148,964	748	1.99%	119,943	409	1.35%
Tax-exempt investment securities	2,322	8	1.37%	3,367	15	1.77%
Federal Home Loan Bank stock	1,808	17	3.73%	870	8	3.65%
Federal funds sold	1,984	11	2.20%	86	—	—
Interest-bearing deposits in banks	23,166	136	2.33%	73,490	30	0.16%
Total interest-earning assets	921,389	10,670	4.59%	889,191	10,030	4.48%

Noninterest-earning assets	64,593			67,067
Total	$985,982			$956,258

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand deposits	$243,131	$182	0.30%	$239,188	$141	0.23%
Savings deposits	211,724	342	0.64%	208,187	160	0.30%
Time deposits	209,361	340	0.64%	223,988	351	0.62%
Total interest-bearing deposits	664,216	864	0.52%	671,363	652	0.39%
Noninterest-bearing demand deposits	183,612	—	—	176,102	—	—
Total deposits	847,828	864	0.40%	847,465	652	0.31%
Borrowings	45,427	291	2.54%	10,032	43	1.70%
Total funding costs	893,255	1,155	0.51%	857,497	695	0.32%

Other noninterest-bearing liabilities	8,642			9,158
Shareholders’ equity	84,085			89,603
Total	$985,982			$956,258

Net interest income (Note B)		$9,515			$9,335
Net interest margin			4.10%			4.17%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $1.7 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively.

Note B	—	Loan fees are included in interest amounts presented. Loan fees totaled $0.1 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively.

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
ASSETS
Interest-earning assets:
Total loans (Note A)	$713,015	$27,339	5.13%	$672,807	$28,726	5.71%
Taxable investment securities	142,425	1,896	1.78%	100,245	1,059	1.41%
Tax-exempt investment securities	2,543	31	1.63%	3,464	47	1.81%
Federal Home Loan Bank stock	1,165	33	3.79%	948	25	3.53%
Federal funds sold	853	12	1.88%	84	—	—
Interest-bearing deposits in banks	45,133	265	0.79%	86,632	77	0.12%
Total interest-earning assets	905,134	29,576	4.37%	864,180	29,934	4.63%

Noninterest-earning assets	65,379			68,041
Total	$970,513			$932,221

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand deposits	$249,183	$438	0.24%	$233,329	$425	0.24%
Savings deposits	206,294	693	0.45%	190,296	453	0.32%
Time deposits	208,621	833	0.53%	230,986	1,222	0.71%
Total interest-bearing deposits	664,098	1,964	0.40%	654,611	2,100	0.43%
Noninterest-bearing demand deposits	182,862	—	—	169,780	—	—
Total deposits	846,960	1,964	0.31%	824,391	2,100	0.34%
Borrowings	27,994	562	2.68%	10,022	123	1.64%
Total funding costs	874,954	2,526	0.39%	834,413	2,223	0.36%

Other noninterest-bearing liabilities	8,833			9,288
Shareholders’ equity	86,726			88,520
Total	$970,513			$932,221

Net interest income (Note B)		$27,050			$27,711
Net interest margin			4.00%			4.29%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $1.8 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Note B	—	Loan fees are included in interest amounts presented. Loan fees totaled $0.4 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively.

The following tables summarize the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Compared to			Compared to
	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:			Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$716	$(534)	$182	$1,717	$(3,104)	$(1,387)
Taxable investment securities	99	240	339	446	391	837
Tax-exempt investment securities	(5)	(2)	(7)	(12)	(4)	(16)
Federal Home Loan Bank stock	9	—	9	6	2	8
Federal funds sold	—	11	11	—	12	12
Interest-bearing deposits in banks	(21)	127	106	(37)	225	188
Total interest-earning assets	798	(158)	640	2,120	(2,478)	(358)
Interest expense on:
Demand deposits	2	39	41	29	(16)	13
Savings deposits	3	179	182	38	202	240
Time deposits	(23)	12	(11)	(118)	(271)	(389)
Borrowings	152	96	248	221	218	439
Total interest-bearing liabilities	134	326	460	170	133	303
Increase (decrease) in net interest income	$664	$(484)	$180	$1,950	$(2,611)	$(661)

Net interest income totaled $9.5 million for the three months ended September 30, 2022, compared to $9.3 million for the three months ended September 30, 2021. The increase resulted primarily from loan growth and, to a lesser extent, increased yield on the investment portfolio and interest-bearing deposits in banks. For the nine months ended September 30, 2022, net interest income totaled $27.1 million, compared to $27.7 million for the nine months ended September 30, 2021. The decrease was primarily attributable to reductions in interest and fees on ALC loans in connection with the ALC cessation of business strategy. Interest and fees on ALC loans decreased by $3.1 million comparing the nine months ended September 30, 2022 to the corresponding period of 2021. The decrease related to ALC loans was partially offset by interest income in the Bank’s other earning asset categories, which increased by $2.7 million on a net basis, comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021. As ALC’s loan portfolio continues to pay down, there will be continued reduction in interest and fees attributable to ALC’s loans. These reductions are expected to continue to put downward pressure on total loan yield and net interest margin. As a result of the changing mix of earning assets, the Company’s net interest margin was reduced to 4.10% during the three months ended September 30, 2022, compared to 4.17% during the three months ended September 30, 2021. For the nine months ended September 30, 2022, net interest margin was 4.00%, compared to 4.29% for the nine months ended September 30, 2021. Though net interest income and margin are expected to continue to decrease as a result of the cessation of business strategy at ALC, significant non-interest expense savings have developed, or are expected to develop, as a result of the strategy. Historically, ALC’s loan portfolio has represented both the Company’s highest yielding loans, as well as the portfolio with the highest level of credit losses. Accordingly, while interest earned on these loans is expected to decrease over time, loan loss provision expense is also expected to decrease after the portfolio pays down. As the pay down continues, management is continuing efforts to grow earning assets in the Bank’s other loan and investment categories, while at the same time maintaining pricing discipline on deposit costs and earning asset yields consistent with the current interest rate environment.

Beginning in March of 2022 and through its November 2022 meeting, the Federal Open Market Committee has raised the federal funds rate by 375 basis points. Statements by the Federal Reserve chair have indicated that further interest rate increases may be expected in 2022 and into 2023 to address inflationary pressures. Although, as described above, the Company’s interest margin generally will benefit from rising interest rates, rates may rise in an uneven manner causing unpredictable effects, and higher rates could negatively affect the economy, loan demand and borrowers’ financial position, and could cause additional declines in the market value of the Company’s investment securities.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $2.8 million during the nine months ended September 30, 2022, compared to $1.5 million during the nine months ended September 30, 2021. The increase in the provision, comparing the two periods, resulted from both an increase in charge-offs associated with ALC’s runoff loan portfolio, as well as qualitative adjustments applied to the portfolio in response to heightened inflationary trends and other economic uncertainties that emerged during the nine months ended September 30, 2022. In management’s view, the combination of the ALC business cessation strategy, coupled with deteriorating economic conditions, including elevated inflation levels, increased overall credit risk, particularly in ALC’s loan portfolio, as of September 30, 2022, compared to December 31, 2021. The loan loss provision recorded by the Company during the nine months ended September 30, 2022 included $1.6 million associated with ALC’s portfolio and $1.2 million associated with the Bank’s portfolio. The Company’s net charge-offs totaled $2.3 million during the nine months ended September 30, 2022, compared to $1.5 million during the nine months ended September 30, 2021. The majority of the Company’s charge-offs in both 2022 and 2021 were associated with loans in ALC’s portfolio.

Management believes that the allowance for loan and lease losses as of September 30, 2022, which was calculated under an incurred loss model, was sufficient to absorb losses in the Company’s loan portfolio based on circumstances existing as of the balance sheet date. Management will continue to closely monitor the impact of changing economic circumstances on the Company’s loan portfolio and will adjust the allowance accordingly. In accordance with relevant accounting guidance for smaller reporting companies, the Company has not yet adopted the Current Expected Credit Loss (CECL) accounting model for the calculation of credit losses and is currently evaluating the impact that adopting CECL will have on the Company’s financial statements. Due to its classification as a smaller reporting company by the Securities and Exchange Commission, the Company is not required to implement the CECL model until January 1, 2023.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Service charges and other fees on deposit accounts	$311	$271	$40	14.8%	$904	$777	$127	16.3%
Bank-owned life insurance	112	110	2	1.8%	335	327	8	2.4%
Lease income	210	208	2	1.0%	635	619	16	2.6%
Other income	455	307	148	48.2%	899	933	(34)	(3.6)%
Total non-interest income	$1,088	$896	$192	21.4%	$2,773	$2,656	$117	4.4%

Non-interest income increased in both the three- and nine-month periods ended September 30, 2022, compared to the corresponding periods of 2021. For the three months ended September 30, 2022, the increase resulted primarily from nonrecurring gains on sale of premises and equipment and other assets that exceeded the three months ended September 30, 2021 by $0.2 million. For the nine months ended September 30, 2022, the increase was due primarily to increases in service charges and other fees on deposit accounts that were volume driven. Non-interest revenues earned from service charges and other fees on deposit accounts have generally declined during recent years based on changes in depositor preferences for liquidity, particularly during the pandemic. Management continues to evaluate opportunities to add new non-interest revenue streams or to grow existing streams; however, significant growth in non-interest income is not expected in the near term.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Salaries and employee benefits	$4,007	$5,045	$(1,038)	(20.6)%	$12,389	$14,951	$(2,562)	(17.1)%
Net occupancy and equipment expense	861	1,259	(398)	(31.6)%	2,468	3,318	(850)	(25.6)%
Computer services	417	461	(44)	(9.5)%	1,224	1,411	(187)	(13.3)%
Insurance expense and assessments	310	340	(30)	(8.8)%	970	985	(15)	(1.5)%
Fees for professional services	263	292	(29)	(9.9)%	811	1,003	(192)	(19.1)%
Postage, stationery and supplies	164	206	(42)	(20.4)%	469	618	(149)	(24.1)%
Telephone/data communications	159	283	(124)	(43.8)%	518	742	(224)	(30.2)%
Other real estate/foreclosure (income) expense, net	(5)	(273)	268	NM	(320)	(286)	(34)	NM
Other expense	856	934	(78)	(8.4)%	2,437	2,600	(163)	(6.3)%
Total non-interest expense	$7,032	$8,547	$(1,515)	(17.7)%	$20,966	$25,342	$(4,376)	(17.3)%

NM: Not meaningful

Non-interest expenses were reduced in both the three- and nine-month periods ended September 30, 2022 compared to the corresponding periods of 2021 due primarily to the strategic initiatives executed by the Company beginning in the third quarter of 2021. The initiatives, which included the ALC cessation of business strategy, Bank branch closures and other operational efficiency efforts at the Bank, led to significant reductions in the Company’s personnel levels, reduced levels of occupancy and equipment expense, and decreases in various other expense categories.

Salaries and employee benefits expense reductions have been achieved through the reduction of employee levels, the most notable of which was realized during the third quarter of 2021 following implementation of the ALC business cessation strategy. Further reductions of employee levels have been achieved through the Company’s ongoing efficiency efforts. As of September 30, 2022, the Company employed 155 full-time equivalent employees (including 147 at the Bank and eight at ALC), compared to 175 as of December 31, 2021, 187 as of September 30, 2021, and 259 as of June 30, 2021 (the quarter-end date immediately prior to execution of the strategic initiatives).

The reduction in occupancy and equipment expense resulted primarily from the termination of the majority of ALC’s lease contracts following cessation of business at its branches, as well as the closure of four bank branches in the third quarter of 2021. As of September 30, 2022, all previously existing ALC leases had been terminated except for the ongoing lease of ALC’s headquarters office that continues to house the remaining ALC staff. During the nine months ended September 30, 2022, non-interest expense was also reduced by one-time net gains on the sale of OREO that totaled $0.3 million. The gains were primarily generated by the sale of the Bank’s closed branch assets.

Due to the strategic initiatives, additional expense reductions were also realized related to telephone/data communications, computer services, professional services, postage and supplies and various other expense categories, comparing both the three- and nine-month periods ended September 30, 2022 to the corresponding periods of 2021.

Both nine-month periods presented included certain one-time restructuring charges associated with the ALC cessation of business strategy. These charges included expenses associated with employee severances, termination of leases and technology contracts fixed asset valuation adjustments, and miscellaneous other expenses. The restructuring charges totaled $0.2 million during the nine months ended September 30, 2022, compared to $0.5 million during the nine months ended September 30, 2021. No restructuring charges were incurred during the three months ended September 30, 2022, while $0.5 million in restructuring charges were incurred during the three months ended September 30, 2021. As of September 30, 2022, the majority of estimated restructuring charges associated with the ALC strategy have been incurred. The strategic initiatives are expected to continue to reduce the Company’s expense structure in the near term, although the reductions may be offset by inflationary pressures affecting the Company’s ongoing operations. One of management’s primary focuses continues to be business simplification and process improvements in an effort to continue improving the Company’s overall efficiency levels.

Provision for Income Taxes

The provision for income taxes was $1.4 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively, and the Company’s effective tax rate was 23.7% and 21.9%, respectively, for the same periods.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 3.6 years and 3.7 years as of September 30, 2022 and December 31, 2021, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of September 30, 2022, available-for-sale securities totaled $143.8 million, or 98.6% of the total investment portfolio, compared to $130.9 million, or 97.4% of the total investment portfolio, as of December 31, 2021. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate bonds, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of September 30, 2022, held-to-maturity securities totaled $2.1 million, or 1.4% of the total investment portfolio, compared to $3.4 million, or 2.6% of the total investment portfolio, as of December 31, 2021. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Due to the increasing interest rate environment, during the nine months ended September 30, 2022, gross unrealized losses increased significantly, particularly within the Company’s available-for-sale portfolio. Gross unrealized losses in the available-for-sale portfolio totaled $11.0 million as of September 30, 2022, compared to $0.8 million as of December 31, 2021. Management evaluated unrealized losses as of September 30, 2022, and determined that no losses within the portfolio were other-than-temporary. Unrealized losses within the available-for-sale portfolio were recognized, net of tax, in accumulated other comprehensive income.

Loans and Allowance for Loan and Lease Losses

The Company’s total loan portfolio increased by $40.9 million, or 5.8%, as of September 30, 2022, compared to December 31, 2021. The tables below summarize loan balances by portfolio category at the end of each of the most recent five quarters as of September 30, 2022:

	Quarter Ended
	2022			2021
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$36,740	$40,625	$52,817	$67,048	$58,175
Secured by 1-4 family residential properties	84,911	69,098	69,760	72,727	73,112
Secured by multi-family residential properties	72,446	66,848	50,796	46,000	51,420
Secured by non-farm, non-residential properties	200,505	187,041	177,752	197,901	198,745
Commercial and industrial loans, including PPP loans	65,951	65,908	68,098	73,947	77,679
Consumer loans:
Direct consumer	12,279	15,419	18,023	21,689	25,845
Branch retail	16,278	18,634	21,891	25,692	29,764
Indirect	262,742	252,206	220,931	205,940	194,154
Total loans	$751,852	$715,779	$680,068	$710,944	$708,894
Less unearned interest, fees and deferred cost	1,581	1,142	1,738	2,594	3,729
Allowance for loan and lease losses	9,373	8,751	8,484	8,320	8,193
Net loans	$740,898	$705,886	$669,846	$700,030	$696,972

The tables below summarize changes in the allowance for loan and lease losses for each of the most recent five quarters as of September 30, 2022:

	Quarter Ended
	2022			2021
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Balance at beginning of period	$8,751	$8,484	$8,320	$8,193	$7,726
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	(1)	—
Secured by 1-4 family residential properties	(3)	(5)	(2)	(6)	(1)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Commercial and industrial loans, including PPP loans	—	—	—	—	(6)
Consumer loans:
Direct consumer	(417)	(532)	(557)	(437)	(222)
Branch retail	(200)	(177)	(145)	(23)	(77)
Indirect	(136)	(77)	(25)	(118)	(55)
Total charge-offs	(756)	(791)	(729)	(585)	(361)
Recoveries	213	163	172	219	210
Net charge-offs	(543)	(628)	(557)	(366)	(151)
Provision for loan and lease losses	1,165	895	721	493	618
Ending balance	$9,373	$8,751	$8,484	$8,320	$8,193
Ending balance as a percentage of loans	1.25%	1.22%	1.25%	1.17%	1.16%
Net charge-offs as a percentage of average loans	0.29%	0.36%	0.32%	0.20%	0.09%

Charge-offs increased during the nine months ended September 30, 2022 primarily in the direct consumer and branch retail categories due to charge-offs associated with ALC’s loan portfolio. In management’s view, the combination of the ALC business cessation strategy, coupled with deteriorating economic conditions, including elevated inflation levels, increased overall credit risk in ALC’s loan portfolio as of September 30, 2022, compared to December 31, 2021. The increase in provision expense in the nine months ended September 30, 2022 primarily reflected the impact of these changing circumstances on ALC’s portfolio and the overall changing economic conditions discussed above.

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of September 30, 2022 were as follows:

	Quarter Ended
	2022			2021
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Non-accrual loans	$2,077	$1,455	$2,228	$2,008	$969
Other real estate owned	686	276	874	2,149	2,373
Total	$2,763	$1,731	$3,102	$4,157	$3,342
Nonperforming assets as a percentage of total assets	0.28%	0.18%	0.32%	0.43%	0.35%

The decrease in OREO as of September 30, 2022, compared to December 31, 2021, resulted primarily from the sale of banking centers that were closed in 2021. The increase in non-accrual loans during the three-months ended September 30, 2022 resulted primarily from one commercial loan that moved to non-accrual status.

Allocation of Allowance for Loan and Lease Losses

While no portion of the allowance for loan and lease losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for loan and lease losses as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Allocation Allowance	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$384	4.1%	5.7%	$628	7.5%	9.4%
Secured by 1-4 family residential properties	792	8.4%	9.7%	690	8.3%	10.2%
Secured by multi-family residential properties	647	6.9%	9.3%	437	5.3%	6.5%
Secured by non-farm, non-residential properties	1,992	21.3%	26.1%	1,958	23.5%	27.8%
Commercial and industrial loans, including PPP loans	1,104	11.8%	9.2%	860	10.3%	10.4%
Consumer loans:
Direct consumer	948	10.1%	2.2%	1,004	12.1%	3.1%
Branch retail	423	4.5%	2.6%	304	3.7%	3.6%
Indirect	3,083	32.9%	35.2%	2,439	29.3%	29.0%
Total allowance for loan and lease losses	$9,373	100.0%	100.0%	$8,320	100.0%	100.0%

Deposits

Total deposits increased to $846.5 million as of September 30, 2022, from $838.1 million as of December 31, 2021, an increase of 1.0%. Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source that supports earning assets. Core deposits increased to $791.4 million, or 93.5% of total deposits, as of September 30, 2022, compared to $775.1 million, or 92.5% of total deposits, as of December 31, 2021.

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

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances, and subordinated debt that are used by the Company as an alternative source of funds. During the third quarter of 2022, other interest-bearing liabilities represented 6.4% of average interest-bearing liabilities, compared to 1.5% in the third quarter of 2021.

Shareholders’ Equity

As of September 30, 2022, shareholders’ equity totaled $83.1 million, or 8.4% of total assets, compared to $90.1 million, or 9.4% of total assets, as of December 31, 2021. The decrease in shareholders’ equity as of September 30, 2022, compared to December 31, 2021, was due primarily to an increase in accumulated other comprehensive loss associated with unrealized losses on available-for-sale investment securities and a Company share repurchase program completed during the nine months ended September 30, 2022. The increase in unrealized losses within the securities portfolio resulted from significant increases in interest rates during the nine months ended September 30, 2022 which reduced security valuations. The reductions in security valuations were partially offset by increases in the fair value of cash flow hedges during the quarter. Changes in both the fair value of the available-for-sales investment securities portfolio and changes in the fair value of cash flow hedges are recorded, net of tax, in accumulated other comprehensive income. During the nine months ended September 30, 2022 the Company completed repurchases of 412,400 shares of its common stock at a weighted average price of $10.87 per share, or $4.5 million in aggregate. The shares were repurchased under the Company’s existing share repurchase program that was amended by the Board of Directors in April 2021 and will expire on December 31, 2022. Share repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate, subject to applicable regulatory requirements. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended at any time at the Company’s discretion. As of September 30, 2022, 596,813 shares remained available for repurchase under the program.

During both the nine months ended September 30, 2022 and 2021, the Company declared dividends totaling $0.09 per common share, or approximately $0.5 million in aggregate amount. Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and the desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $183.4 million as of September 30, 2022 and $102.4 million as of December 31, 2021. Investment securities forecasted to mature or reprice in one year or less were estimated to be $10.0 million and $9.5 million of the investment portfolio as of September 30, 2022 and December 31, 2021, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. The investment securities portfolio had an estimated average life of 3.6 years and 3.7 years as of September 30, 2022 and December 31, 2021, respectively. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Company had $40.0 million and $10.0 million of outstanding borrowings under FHLB advances as of September 30, 2022 and December 31, 2021, respectively. In addition, on October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031. Net of unamortized debt issuance costs, the subordinated notes were recorded as long-term borrowings totaling $10.7 million as of both September 30, 2022 and December 31, 2021.

The Company had up to $206.6 million and $237.0 million in remaining unused credit from the FHLB (subject to available collateral, which may include eligible investment securities and loans) as of September 30, 2022 and December 31, 2021, respectively. In addition, the Company had $46.2 million and $46.0 million in unused established federal funds lines as of September 30, 2022 and December 31, 2021, respectively.

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a periodic basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of September 30, 2022, pre-tax net interest margin and net interest income are forecasted to change over timeframes of six months, one year, two years and five years under the four listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	1	2	5	14
+2%	(5)	(3)	3	22
+3%	(21)	(20)	(11)	19
+4%	(34)	(32)	(21)	19
-1%	(7)	(8)	(11)	(20)
-2%	(17)	(21)	(28)	(46)
-3%	(30)	(35)	(46)	(73)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$46	$163	$932	$7,207
+2%	(238)	(349)	505	11,221
+3%	(1,066)	(1,965)	(2,207)	9,517
+4%	(1,696)	(3,183)	(4,098)	9,716
-1%	(342)	(805)	(2,214)	(9,940)
-2%	(864)	(2,062)	(5,579)	(23,205)
-3%	(1,506)	(3,533)	(9,262)	(36,240)

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2022, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of September 30, 2022, that Bancshares’ disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the third quarter of 2022:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
July 1 – July 31	—	$—	37,000	623,813
August 1 – August 31	—	$—	8,400	615,413
September 1 – September 30	—	$—	18,600	596,813
Total	—	$—	64,000	596,813

(1)
No shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the third quarter of 2022.
(2)
On December 16, 2020, the Board of Directors extended the share repurchase program initially approved by the Board on January 19, 2006, which authorized the repurchase of up to 642,785 shares of common stock. On April 28, 2021, the Board of Directors approved the repurchase of an additional 1,000,000 shares of common stock under the share repurchase program, bringing the number of shares authorized for repurchase as of September 30, 2022, to 596,813 shares. The Board also approved on April 28, 2021, the extension of the expiration date of the repurchase program from December 31, 2021, to December 31, 2022.

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

101

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Comprehensive Income, (iii) Interim Condensed Consolidated Statements of Operations, (iv) Interim Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.

________________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: November 9, 2022

By:	/s/ Thomas S. Elley
Thomas S. Elley
Its Senior Executive Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)