Form 10-K
period 2022-12-31
FIRST US BANCSHARES, INC.
filed 2023-03-10
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $60,150,607.

As of March 8, 2023, the registrant had outstanding 5,869,391 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Shareholders to be held on April 27, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm PCAOB ID: 213 Auditor Name: Carr, Riggs & Ingram, LLC Auditor Location: Atlanta, Georgia, United States

First US Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2022

* Portions of the definitive proxy statement for the registrant’s 2023 Annual Meeting of Shareholders to be held on April 27, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning our expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the factors described in this Annual Report on Form 10-K for the year ended December 31, 2022. Such factors include, but are not limited to, the adverse effects of the COVID-19 pandemic and any similar health crisis in the future on the Company’s business, the communities that the Company serves and the United States economy; risks related to the Company’s credit, including that if loan losses are greater than anticipated; the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas; market conditions and investment returns; changes in interest rates; the pending phasing out of the London Interbank Offer Rate (LIBOR) as an interest rate benchmark; potential failures or interruptions in our information systems and those of our third-party service providers and cybersecurity threats; the increasing and uncertain costs of complying with governmental regulations applicable to the financial services industry; the impact of climate change and related legislative and regulatory initiatives; and risks related to acquisitions, including that the strategic benefits may not materialize and unforeseen integration difficulties may arise. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

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

The Bank has two wholly owned subsidiaries: Acceptance Loan Company, Inc., an Alabama corporation (“ALC”), and FUSB Reinsurance, Inc., an Arizona corporation (“FUSB Reinsurance”). As used herein, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer to Bancshares, as well as the Bank, ALC, and FUSB Reinsurance, collectively.

The Bank owns all of the stock of ALC. ALC is a finance company headquartered in Mobile, Alabama. During the third quarter of 2021, ALC ceased new business development and permanently closed its 20 branch lending locations in Alabama and Mississippi to the public. ALC continues to service its remaining portfolio of loans from its headquarters in Mobile, Alabama.

FUSB Reinsurance was designed to reinsure or “underwrite” credit life and credit accident and health insurance policies sold to the Bank’s and ALC’s consumer loan customers. FUSB Reinsurance was responsible for the first level of risk on these policies up to a specified maximum amount, while the primary third-party insurer retained the remaining risk. While FUSB Reinsurance underwrote insurance contracts for both the Bank and ALC, in recent years, the majority of contracts were associated with ALC’s loans. Due to reduced contract volume, particularly following the cessation of business of ALC, during 2022, management of FUSB Reinsurance began procedures to terminate the entity’s activities. During 2022, FUSB Reinsurance ceased writing new insurance contracts, and reached an agreement with a third-party insurance provider to indemnify FUSB Reinsurance for all remaining liabilities associated with previously underwritten insurance policies. As of December 31, 2022, the remaining assets and liabilities of FUSB Reinsurance were transferred to the Bank, and it is anticipated that FUSB Reinsurance will be legally dissolved during 2023.

Strategy

Our strategy focuses on increasing franchise value by building and maintaining a strong and diversified balance sheet through continued loan and deposit growth that leverages our branch network, loan production offices, and digital market capabilities. We foster a culture that adheres to effective credit underwriting standards, pricing discipline, and expense control. Our longer-term growth strategy seeks to grow loan production offices to levels that support limited branching, expansion of our customer base through digital banking offerings, and consideration of acquisition opportunities to enter new markets.

Human Capital Resources

Bancshares has no employees, other than the executive officers discussed in the information incorporated by reference in Part III, Item 10 of this report. As of December 31, 2022, the Bank had 149 full-time equivalent employees, and ALC had six full-time equivalent employees. FUSB Reinsurance has no employees. None of our employees are party to a collective bargaining agreement. Management believes that the Company’s employee relations are good.

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

We strive to maintain an inclusive workplace and seek to foster an environment where all of our employees can thrive through active engagement in the ongoing success of our organization. It is essential to our business that we continually attract and retain a talented workforce, and our practices are designed to promote diversity and fairness in the hiring process. We encourage a customer-focused orientation that meets the diverse needs of consumers and businesses in the communities in which we serve.

As of December 31, 2022, 77% of our workforce was comprised of females, and 20% of our workforce was comprised of individuals who are racially or ethnically diverse. Our Board of Directors includes three females and one racially or ethnically diverse member (representing 36% of Directors). Women and individuals who are racially or ethnically diverse represent 31% of our senior management team, which includes our executive officers.

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

The Dodd-Frank Act requires the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve and the Office of Comptroller of the Currency also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2022, these rules have not been implemented. With assets of approximately $995 million, we currently would not be subject to the rules as presently proposed but would become subject to the rules if our assets increased to $1 billion.

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

Pursuant to the Growth Act, in October 2019, the federal banking agencies adopted regulations that exempt a qualifying community bank and its holding company that have Tier 1 leverage ratios of greater than 9% from the risk-based capital requirements of the capital rules issued under the Dodd-Frank Act. A qualifying community organization is a depository institution or its holding company that has less than $10 billion in average total consolidated assets; has off-balance-sheet exposures of 25% or less of total consolidated assets; has trading assets plus trading liabilities of 5% or less of total consolidated assets; and is not an advanced approaches banking organization. A qualifying community banking organization and its holding company that have chosen the proposed framework will not be required to calculate the existing risk-based and leverage capital requirements. A qualifying community banking organization will also be considered to have met the capital ratio requirements to be well capitalized for the agencies’ prompt corrective action rules provided it has a community bank leverage ratio greater than 9%.The new community bank leverage ratio framework first became available for banking organizations to use on March 31, 2020. A qualifying community banking organization may opt into and out of the framework by completing the associated reporting requirements on its call report. We presently do not anticipate opting into the framework.

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

As of December 31, 2022, the Bank was “well-capitalized” under the prompt corrective action rules. This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be, and should not be, interpreted as a representation of our overall financial condition or prospects.

Legislative and Regulatory Responses to the COVID-19 Pandemic

The COVID-19 pandemic created extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. There have been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the pandemic.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. Several provisions within the CARES Act led to action from the bank regulatory agencies and there were also separate provisions within the legislation that directly impacted financial institutions. Section 4022 of the CARES Act allows, until the date the national emergency declared by the President terminates, borrowers with federally-backed one-to-four family mortgage loans experiencing a financial hardship due to the pandemic to request forbearance, regardless of delinquency status, for up to 360 days. Section 4022 also prohibited servicers of federally-backed mortgage loans from initiating foreclosures during the 60-day period beginning March 18, 2020. The FHFA announced that the FNMA and FHLMC would extend this single-family moratorium on foreclosures and evictions through December 31, 2020 and then through March 31, 2021. In addition, under Section 4023 of the CARES Act, until the date the national emergency declared by the President terminates, borrowers with federally-backed multifamily mortgage loans whose payments were current as of February 1, 2020, but who have since experienced financial hardship due to COVID-19, may request a forbearance for up to 90 days. Borrowers receiving such forbearance may not evict or charge late fees to tenants for its duration. On December 23, 2020, the FHFA announced an extension of forbearance programs for qualifying multifamily properties through March 31, 2021. On January 30, 2023, the President announced his intent to end the national emergency related to the COVID-19 pandemic on May 11, 2023, but various regulatory and legislative actions may be expanded, extended and amended in the future.

The Paycheck Protection Program (“PPP”), originally established under the CARES Act and extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, authorized financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carried an interest rate of 1% per annum and a maturity of 2 years for loans originated prior to June 5, 2020 and 5 years for loans originated on or after June 5, 2020. The PPP provided that such loans may be forgiven if the borrowers met certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan was originated. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small business and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw PPP loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. The PPP ended on May 31, 2021, but additional governmental assistance programs may be implemented in the future.

In addition, the federal bank regulatory agencies issued several interim final rules throughout the course of 2020 to neutralize the regulatory capital and liquidity effects for banks that participate in the Federal Reserve liquidity facilities. The interim final rule issued on April 9, 2020, clarified that a zero percent risk weight applies to loans covered by the PPP for capital purposes and the interim final rule issued on May 15, 2020, permitted depository institutions to choose to exclude U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of the supplementary leverage ratio. These interim final rules were finalized on September 29, 2020.

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

As required by Sarbanes-Oxley, we have adopted a Code of Business Conduct and Ethics applicable to our Board, executives and employees. This Code of Business Conduct can be found on our website at http://www.fusb.com under the tabs “About – Investor Relations – FUSB Policies.”

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

In November 2021, the U.S. federal bank regulatory agencies adopted a rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, a bank holding company, such as the Company, and an FDIC-supervised insured depository institution, such as the Bank, are required to notify the Federal Reserve or FDIC, respectively, within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. Service providers are required under the rule to notify any affected bank client it provides services to as soon as possible when it determines it has experienced a computer-security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, covered services provided by that entity to the bank for four or more hours.

In March 2022, the SEC proposed amendments to its rules to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incident reporting by public companies that are subject to the reporting requirements of the Exchange Act. Specifically, the proposed amendments require current reporting about material cybersecurity incidents, periodic disclosures about a registrant’s policies and procedures to identify and manage cybersecurity risk, management’s role in implementing cybersecurity policies and procedures, and the board of directors’ cybersecurity expertise, if any, and its oversight of cybersecurity risk. Additionally, the proposed rules would require registrants to provide updates about previously reported cybersecurity incidents in their periodic reports.

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

Climate-Related Regulation and Risk Management

In recent years, the federal banking agencies have increased their focus on climate-related risks impacting the operations of banks, the communities they serve and the broader financial system. Accordingly, the agencies have begun to enhance their supervisory expectations regarding the climate risk management practices of larger banking organizations, including by encouraging such banks to: ensure that management of climate-related risk exposures has been incorporated into existing governance structures; evaluate the potential impact of climate-related risks on the bank’s financial condition, operations and business objectives as part of its strategic planning process; account for the effects of climate change in stress testing scenarios and systemic risk assessments; revise expectations for credit portfolio concentrations based on climate-related factors; consider investments in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change; evaluate the impact of climate change on the bank’s borrowers and consider possible changes to underwriting criteria to account for climate-related risks to mortgaged properties; incorporate climate-related financial risk into the bank’s internal reporting, monitoring and escalation processes; and prepare for the transition risks to the bank associated with the adjustment to a low-carbon economy and related changes in laws, regulations, governmental policies, technology, and consumer behavior and expectations.

On October 21, 2021, the Financial Stability Oversight Council published a report identifying climate-related financial risks as an “emerging threat” to financial stability. On December 16, 2021, the Office of the Comptroller of the Currency (the “OCC”) issued proposed principles for climate-related financial risk management for national banks with more than $100 billion in total assets. Although these risk management principles, if adopted as proposed, would not apply to the Bank directly based upon our current size, the OCC has indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. The federal banking agencies, either independently or on an interagency basis, are expected to adopt a more formal climate risk management framework for larger banking organizations in the coming months. As climate-related supervisory guidance is formalized, and relevant risk areas and corresponding control expectations are further refined, we may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements.

Website Information

The Bank’s website address is https://www.fusb.com. Bancshares does not maintain a separate website. Bancshares makes available free of charge on or through the Bank’s website, under the tabs “Investors – SEC filings,” its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with the SEC. These reports are also available on the SEC’s website, https://www.sec.gov. Bancshares will provide paper copies of these reports to shareholders free of charge upon written request. Bancshares is not including the information contained on or available through the Bank’s website as a part of, or incorporating such information into, this Annual Report on Form 10-K.

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

Risks Related to Credit and Liquidity

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

Our business is subject to liquidity risk, which could disrupt our ability to meet financial obligations.

Liquidity risk refers to the ability of the Company to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations, including demand for loans and deposit withdrawals, funding operating costs and other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ or when assets cannot be liquidated at fair market value as needed. The Company obtains funding through deposits and various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under repurchase agreements, the Federal Reserve Discount Window and Federal Home Loan Bank (FHLB) advances. Any restriction or disruption of the Company’s ability to obtain funding from these or other sources could have a negative effect on the Company’s ability to satisfy its current and future financial obligations, which could materially affect the Company’s condition or results of operations.

Risks Related to Our Market and Industry

Our business and operations may be materially adversely affected by national and local market economic conditions.

Our business and operations, which primarily consist of banking activities, including lending money to customers in the form of loans and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the United States generally, and in our local markets in particular. If economic conditions in the United States or any of our local markets weaken, our growth and profitability from our operations could be constrained. Economic activity generally improved during 2022 as COVID-19 cases declined across the United States and restrictions were lifted; however, economic concerns remain due to ongoing uncertainty regarding the long-term effectiveness of the COVID-19 vaccine. In addition, the impact of the COVID-19 pandemic continues to influence the economy through ongoing supply chain shortages, workforce displacement, heightened volatility in the financial markets, and increased economic risks in certain industries. The current economic environment is characterized by high inflation levels and interest rates that have increased rapidly since March 2022. These conditions impact our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of delinquencies, defaults and charge-offs, additional provisions for loan losses, a decline in the value of our collateral, and an overall material adverse effect on the quality of our loan portfolio. Additionally, national financial markets may be adversely affected by sustained high levels of inflation, and the current or anticipated impact of military conflict, including the current conflict between Russia and Ukraine, terrorism or other geopolitical events.

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

Uncertainty relating to the LIBOR calculation process and the phasing out of LIBOR may adversely affect our results of operations.

The United Kingdom’s Financial Conduct Authority and ICE Benchmark Administration (“IBA”), the administrators of LIBOR, have announced that the publication of the most commonly used U.S. dollar London Interbank Offered Rate (“LIBOR”) settings will cease to be published or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be published as of December 31, 2021. Given consumer protection, litigation, and reputational risks, the bank regulatory agencies indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they would examine bank practices accordingly. The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace U.S. dollar LIBOR with a benchmark rate based on the Secured Overnight

Financing Rate (“SOFR”) for contracts governed by U.S. law that have no or ineffective fallbacks, and in December 2022, the Federal Reserve Board adopted related implementing rules.

As of December 31, 2021, we no longer originate new loans or their products using any LIBOR index. As of December 31, 2022, approximately $66.5 million of our outstanding loans, and, in addition, certain derivative contracts, borrowings and other financial instruments have attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. We are subject to litigation and reputational risks if we are unable to renegotiate and amend existing contracts with counterparties that are dependent on LIBOR, including contracts that do not have fallback language. We may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with contract counterparties over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

At this time, it is impossible to predict the effect of alternative rates, including SOFR, on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings.

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

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact the Company’s business.

Political and social attention to the issue of climate change has increased in recent years. Federal and state legislatures and regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. The federal banking agencies, including the OCC, have emphasized that climate-related risks are faced by banking organizations of all types and sizes and are in the process of enhancing supervisory expectations regarding banks’ risk management practices. In December 2021, the OCC published proposed principles for climate risk management by banking organizations with more than $100 billion in assets. The OCC also has appointed its first ever Climate Change Risk Officer and established an internal climate risk implementation committee in order to assist with these initiatives and to support the agency’s efforts to enhance its supervision of climate change risk management. Similar and even more expansive initiatives are expected, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to the Company or the Bank, we would likely experience increased compliance costs and other compliance-related risks. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact the Company’s financial condition and results of operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bancshares’ common stock is listed on the Nasdaq Capital Market under the symbol “FUSB.” Prior to our name change on October 11, 2016, our common stock was listed on the Nasdaq Capital Market under the symbol “USBI.” As of March 8, 2023, there were approximately 652 record holders of Bancshares’ common stock (excluding any participants in any clearing agency and “street name” holders).

Bancshares declared total dividends of $0.14 per common share and $0.12 per common share during the years ended December 31, 2022 and 2021, respectively. Bancshares expects to continue to pay comparable cash dividends in the future, subject to the results of operations of Bancshares and the Bank, legal and regulatory requirements and potential limitations imposed by financial covenants with third parties. See note 15, "Shareholders' Equity", in the consolidated financial statements for additional information on dividend restrictions.

Share Repurchases

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the fourth quarter of 2022.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
October 1-31, 2022	—	$—	—	596,813
November 1-30, 2022	909	$8.43	—	596,813
December 1-31, 2022	9	$8.97	—	596,813
Total	918	$8.44	—	596,813
(1)
918 shares were purchased in open-market transactions by an independent trustee for Bancshares' 401(k) Plan during the fourth quarter of 2022.
(2)
All shares have been repurchased to date pursuant to Bancshares’ publicly announced share repurchase program, which was initially approved by the Board of Directors on January 19, 2006 and authorized the repurchase of up to 642,785 shares of common stock. On each of December 18, 2019 and April 28, 2021, the Board approved the repurchase of additional shares of common stock under the share repurchase program, and the Board has periodically extended the expiration date of the program, most recently to December 31, 2023. As of December 31, 2022, Bancshares was authorized to repurchase up to 596,813 shares of common stock under the share repurchase program.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

Item 6. Reserved

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the “Selected Financial Data” and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2022. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, and our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under Item 1A “Risk Factors” and elsewhere in this Annual Report.

Selected Financial Data

The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the consolidated financial statements and related notes, appearing elsewhere herein.

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in Thousands, except Per Share Amounts)
Results of Operations:
Interest income	$41,197	$39,921	$40,377	$43,588	$37,138
Interest expense	4,256	2,950	4,611	6,646	4,350
Net interest income	36,941	36,971	35,766	36,942	32,788
Provision for loan and lease losses	3,308	2,010	2,945	2,714	2,622
Non-interest income	3,451	3,521	5,010	5,366	5,610
Non-interest expense	28,072	32,756	34,299	33,782	32,385
Income before income taxes	9,012	5,726	3,532	5,812	3,391
Provision for income taxes	2,148	1,275	825	1,246	901
Net income	$6,864	$4,451	$2,707	$4,566	$2,490
Per Share Data:
Basic net income per share	$1.13	$0.70	$0.43	$0.71	$0.40
Diluted net income per share	$1.06	$0.66	$0.40	$0.67	$0.37
Dividends per share	$0.14	$0.12	$0.12	$0.09	$0.08
Common stock price - High	$12.00	$12.50	$12.00	$11.93	$13.62
Common stock price - Low	$6.46	$7.54	$5.18	$7.60	$7.60
Period end price per share	$8.68	$10.57	$9.02	$11.61	$7.95
Period end shares outstanding (in thousands)	5,812	6,172	6,177	6,158	6,298
Period-End Balance Sheet:
Total assets	$994,667	$958,302	$890,511	$788,738	$791,939
Loans, net of allowance for loan and lease losses	764,451	700,030	638,374	545,243	514,867
Allowance for loan and lease losses	9,422	8,320	7,470	5,762	5,055
Investment securities, net	132,657	134,319	91,422	108,356	153,949
Total deposits	870,025	838,126	782,212	683,662	704,725
Short-term borrowings	20,038	10,046	10,017	10,025	527
Long-term borrowings	10,726	10,653	—	—	—
Total shareholders’ equity	85,135	90,064	86,678	84,748	79,437
Book value	14.65	14.59	14.03	13.76	12.61
Performance Ratios:
Loans to deposits	87.9%	83.5%	81.6%	79.8%	73.1%
Net interest margin	4.07%	4.23%	4.69%	5.18%	5.27%
Return on average assets	0.70%	0.47%	0.32%	0.58%	0.36%
Return on average equity	7.99%	5.01%	3.17%	5.51%	3.26%
Asset Quality:
Allowance for loan and lease losses as % of loans	1.22%	1.17%	1.16%	1.05%	0.97%
Nonperforming assets as % of loans and other real estate	0.30%	0.59%	0.62%	0.87%	0.82%
Nonperforming assets as % of total assets	0.24%	0.43%	0.45%	0.61%	0.54%
Net charge-offs as a % of average loans	0.30%	0.16%	0.21%	0.38%	0.57%
Capital Adequacy:
Common equity tier 1 risk-based capital ratio	11.07%	11.36%	11.78%	12.78%	12.62%
Tier 1 risk-based capital ratio	11.07%	11.36%	11.78%	12.78%	12.62%
Total risk-based capital ratio	12.19%	12.44%	12.92%	13.77%	13.53%
Tier 1 leverage ratio	9.39%	9.17%	8.98%	9.61%	8.96%

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

The Bank has two wholly owned subsidiaries: Acceptance Loan Company, Inc., an Alabama corporation (“ALC”), and FUSB Reinsurance, Inc., an Arizona corporation (“FUSB Reinsurance”). As used herein, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer to Bancshares, as well as the Bank, ALC, and FUSB Reinsurance, collectively.

The Bank owns all of the stock of ALC. ALC is a finance company headquartered in Mobile, Alabama. During the third quarter of 2021, ALC ceased new business development and permanently closed its 20 branch lending locations in Alabama and Mississippi to the public. ALC continues to service its remaining portfolio of loans from its headquarters in Mobile, Alabama.

FUSB Reinsurance was designed to reinsure or “underwrite” credit life and credit accident and health insurance policies sold to the Bank’s and ALC’s consumer loan customers. FUSB Reinsurance was responsible for the first level of risk on these policies up to a specified maximum amount, while the primary third-party insurer retained the remaining risk. While FUSB Reinsurance underwrote insurance contracts for both the Bank and ALC, in recent years, the majority of contracts were associated with ALC’s loans. Due to reduced contract volume, particularly following the cessation of business of ALC, during 2022, management of FUSB Reinsurance began procedures to terminate the entity’s activities. During 2022, FUSB Reinsurance ceased writing new insurance contracts, and reached an agreement with a third-party insurance provider to indemnify FUSB Reinsurance for all remaining liabilities associated with previously underwritten insurance policies. As of December 31, 2022, the remaining assets and liabilities of FUSB Reinsurance were transferred to the Bank, and it is anticipated that FUSB Reinsurance will be legally dissolved during 2023.

The following discussion and financial information are presented to aid in an understanding of the Company’s consolidated financial position, changes in financial position, results of operations and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto included herein. The emphasis of the discussion is on the years 2022 and 2021. All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

RECENT MARKET CONDITIONS

During 2022, certain economic conditions benefited from declining COVID-19 cases and the related lifting of COVID-19 restrictions throughout the United States. However, economic uncertainty remains with respect to the long-term effectiveness of efforts to reduce the impact of COVID-19 both globally and domestically. In addition, during 2022, economic uncertainty emerged from geopolitical developments surrounding the invasion of Ukraine by Russia and further COVID-19 lockdowns in China. Furthermore, inflation reached 40-year highs during 2022 in the United States, and market rates of interest rose significantly after a prolonged period at historical lows. In March 2022, the Federal Reserve Board (FRB) raised the target federal funds rate for the first time in over three years, and between March 16, 2022 and February 1, 2023 increased the federal funds rate by a total of 450 basis points. Further increases are expected in 2023 as the FRB continues its efforts to reduce inflation.

As interest rates increase, competitive pressures on both loan and deposit pricing have increased and are expected to remain at a heightened level. The pace and magnitude of changes in interest rates, and the impact that such changes will have on the Company’s operating results, cannot be fully predicted. During this still-ongoing and still-volatile transition period, the yield curve has flattened and often becomes inverted. Unusual yield curve effects, including inversion, may continue. Further, if the rate of inflation persists or accelerates, the Company’s operations could be impacted by, among other things, accelerating cost of goods and services, including the cost of salaries and benefits. Additionally, the Company’s borrowers could be negatively impacted by rising expense levels, leading to deterioration of credit quality and/or reductions in the Company’s lending activities. The higher interest rate environment has also led to unrealized losses in the Company’s investment portfolio which consists primarily of fixed rate instruments.

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

Allowance for Loan and Lease Losses

The Company maintains the allowance for loan and lease losses at a level deemed adequate by management to absorb probable losses from loans and leases in the portfolio at the balance sheet date. In determining the adequacy of the allowance for loan and lease losses, management considers numerous factors, including, but not limited to, management’s estimate of: (a) loan and lease loss experience; (b) the financial condition and liquidity of certain loan customers; and (c) collateral values of property securing certain loans and leases. Because these factors and others involve the use of management’s estimation and judgment, the allowance for loan and lease losses is inherently subject to adjustment at future dates. Unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan or lease delinquencies and subsequent charge-offs, or the availability of new information could require additional provisions in excess of normal provisions to the allowance for loan and lease losses in future periods. No allowance for loan and lease losses is carried over or established at acquisition for purchased loans acquired in business combinations. Loans acquired in business combinations that are deemed impaired at acquisition, purchased credit impaired (“PCI”) loans, are grouped into pools and evaluated separately from the non-PCI portfolio. The estimated cash flows to be collected on PCI loans are discounted at a market rate of interest. Subsequent to the acquisition of PCI loans, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities and other factors that are reflective of current market conditions. Subsequent decreases in expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows will generally result in a reversal of the provision for loan losses to the extent of prior charges. Changes in the estimates and assumptions are possible and may have a material impact on our allowance, and as a result, on our consolidated financial statements or results of operations. There can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additions to the allowances will not be required. See “Summary of Loan Loss Experience” for additional analysis of the activity in the allowance for loan and lease losses.

Due to its classification as a smaller reporting company by the Securities and Exchange Commission, as of December 31, 2022, the Company was not required to adopt, and had not adopted, the Current Expected Credit Loss (CECL) model to account for credit losses. Effective January 1, 2023, the Company adopted the CECL accounting model, and recorded a transition adjustment that increased loan loss reserves by approximately $2.4 million. Of this amount, approximately $0.7 million, or 29%, was associated with ALC’s run-off loan portfolio, while the remainder was associated with the Bank’s loan portfolio. In accordance with CECL transition accounting guidance, the transition adjustment was recorded directly to retained earnings during the first quarter of 2023 and will not impact current period earnings.

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of cost over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is determined to have an indefinite useful life and is not amortized, but is tested for impairment at least annually or more frequently if events or circumstances exist that indicate that a goodwill impairment test should be performed. The Company performs its annual goodwill impairment test as of October 1. Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value. In testing goodwill for impairment, U.S. GAAP permits the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In this qualitative assessment, the Company evaluates events and circumstances that may include, but are not limited to, the general economic environment, banking industry and market conditions, the overall financial performance of the Company, the performance of the Company’s common stock, the key financial performance metrics of the Company’s reporting units and events affecting the reporting units to determine if it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If the quantitative impairment test is required or the decision to bypass the qualitative assessment is elected, the Company performs the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. A recognized impairment loss cannot be reversed in future periods even if the fair value of the reporting unit subsequently recovers. Goodwill impairment was neither indicated nor recorded during the years ended December 31, 2022 or 2021. As of October 1, 2022, the date of our most recent impairment test, the Bank reporting unit had a fair value that was in excess of its carrying value. Variability in the market and changes in assumptions or subjective measurements used to estimate fair value are reasonably possible and may have a material impact on our consolidated financial statements or results of operations.

Other intangible assets consist of core deposit intangible assets arising from acquisitions. Core deposit intangible assets have definite useful lives and are amortized on an accelerated basis over their estimated useful lives. The Company’s core deposit intangibles have estimated useful lives of seven years. Intangible assets are evaluated for impairment whenever events or circumstances exist that indicate that the carrying amount should be reevaluated. As of December 31, 2022, the Company had $0.4 million in other intangible assets, and there was no indication of impairment.

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

Deferred Tax Asset Valuation

Income tax expense and current and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. Deferred tax assets may also arise from the carryforward of operating loss or tax credit carryforwards as allowed by applicable federal or state tax jurisdictions. In addition, there may be transactions and calculations for which the ultimate tax outcomes are uncertain and the Company’s tax returns are subject to audit by various tax authorities. Although we believe that estimates related to income taxes are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in the consolidated financial statements. In evaluating the ability to recover deferred tax assets in the tax jurisdictions from which they arise, management considers all available positive and negative evidence, including the Company’s historical earnings and, in particular, the results of recent operations, expected reversals of temporary differences, the ability to utilize tax planning strategies and the expiration dates of any operating loss and tax credit carryforwards. A valuation allowance is recognized for a deferred tax asset if, based on the weight of all available evidence, it is more likely than not that some portion of or the entire deferred tax asset will not be realized. The assumptions about the amount of future taxable income require the use of significant judgment and are consistent with the plans and estimates that management uses in the underlying business. At this time, management considers it to be more likely than not that the Company will have sufficient taxable income in the future to allow all deferred tax assets to be realized. Accordingly, a valuation allowance was not established for deferred tax assets as of either December 31, 2022 or 2021.

Fair Value Measurements

Portions of the Company’s assets and liabilities are carried at fair value, with changes in fair value recorded either in earnings or accumulated other comprehensive income (loss). These assets and liabilities include securities available-for-sale, impaired loans and derivative instruments. Additionally, other real estate and certain other assets acquired in foreclosure are reported at the lower of the recorded investment or fair value of the property, less estimated cost to sell. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. While management uses judgment when determining the price at which willing market participants would transact when there has been a significant decrease in the volume or level of activity for the asset or liability in relation to “normal” market activity, management’s objective is to determine the point within the range of fair value estimates that is most representative of a sale to a third party under current market conditions. The value to the Company if the asset or liability were held to maturity is not included in the fair value estimates.

A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. Fair value is measured based on a variety of inputs that the Company utilizes. Fair value may be based on quoted market prices for identical assets or liabilities traded in active markets (Level 1 valuations). If market prices are not available, the Company may use quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 valuations). Where observable market data is not available, the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but that are observable based on Company-specific data (Level 3 valuations). These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. The valuation of financial instruments when quoted market prices are not available (Levels 2 and 3) may require significant management judgment to assess assumptions and observable inputs. Detailed information regarding fair value measurements can be found in Note 21, "Fair Value of Financial Instruments," in the consolidated financial statements contained herein.

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurable uncertainties as those discussed above, are nevertheless important to an understanding of the consolidated financial statements. Policies related to the right of use asset and lease liability, revenue recognition, investment securities and long-lived assets require difficult judgments on complex matters that are often subject to multiple and recent changes in the authoritative guidance. Certain of these matters are among topics currently under re-examination by accounting standard setters and regulators. Specific conclusions have not been reached by these standard setters, and outcomes cannot be predicted with confidence. See Note 2, “Summary of Significant Accounting Policies,” in the consolidated financial statements, which discusses accounting policies that we have selected from acceptable alternatives.

EXECUTIVE OVERVIEW

Update on Strategic Initiatives

Beginning in 2021, the Company initiated certain strategic initiatives designed to improve the Company’s operating efficiency, focus the Company’s loan growth activities, and fortify asset quality. The discussion below provides an update as of December 31, 2022 regarding these ongoing strategic initiatives.

Cessation of Business at ALC

On September 3, 2021, ALC ceased new business development and permanently closed its 20 branch lending locations in Alabama and Mississippi to the public. As of December 31, 2022, ALC employed six full-time equivalent employees that continued to collect payments on loans through ALC’s Mobile, Alabama headquarters office. The objectives of this initiative included the simplification of the Company’s business processes, reduction of non-interest expense, and improvement of the Company’s asset quality. The timing of the Company’s ability to achieve each of these objectives will be different with some objectives being achieved relatively quickly after execution of the initiative, while others will take more time as ALC’s loan portfolio continues to pay down. For example, a significant reduction of non-interest expense was achieved beginning in the fourth quarter of 2021 and continuing in 2022 due to the reduction of personnel, termination of branch leases, and reduction of technology and other overhead expenses. For the year ended December 31, 2022, non-interest expense at ALC totaled $1.8 million, compared to $6.6 million for the year ended December 31, 2021.

Though the initiative resulted in significant non-interest expense reductions relatively early in its execution, it has also resulted in increased expense related to loan loss provisioning. As a result of branch closures, charge-offs associated with ALC loans have increased since the inception of the initiative compared to periods immediately prior to the closures. Net charge-offs at ALC totaled $1.9 million for the year ended December 31, 2022, compared to $0.8 million for the year ended December 31, 2021. The increased charge-offs at ALC in 2022 resulted in part from the closure of ALC’s branches, and in part from worsening economic conditions in 2022, including elevated inflation levels and rising interest rates, that have impacted ALC’s borrowers. The combination of increased charge-off levels and worsening economic conditions resulted in additional loan loss provisions at ALC in 2022 compared to 2021. For the year ended December 31, 2022, loan loss provision expense specific to ALC’s loans totaled $2.0 million, compared to $0.5 million for the year ended December 31, 2021. The reduction of loans at ALC is expected to continue to improve the Company’s asset quality over time and result in reduced charge-off levels. ALC’s loans, and in particular its direct consumer portfolio, have historically had the Company’s highest level of credit losses. Approximately 85.5% and 66.1% of the Company’s total net charge-offs were associated with ALC’s loan portfolio during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, ALC's remaining loans, net of unearned interest and fees, totaled $20.2 million, compared to $40.8 million as of December 31, 2021.

While the ALC cessation of business strategy is expected to provide ongoing expense reductions, interest income earned on ALC’s loans will also continue to decline in future periods as the loans pay down. For the year ended December 31, 2022, interest income earned on ALC’s loans totaled $4.7 million, compared to $9.0 million for the year ended December 31, 2021. Accordingly, the Company’s focus remains on continued loan growth in other areas of the Bank’s portfolio, as well as efforts to continue to simplify the Company’s ongoing operations and further reduce expenses.

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

Financial Highlights

For the year ended December 31, 2022, the Company earned net income of $6.9 million, or $1.06 per diluted common share, compared to net income of $4.5 million, or $0.66 per diluted common share, for the year ended December 31, 2021. Earnings improvement in 2022, compared to 2021, was driven primarily by reductions in non-interest expense resulting from the strategic initiatives that were initiated by the Company beginning in 2021 and, in particular, the ALC cessation of business initiative. The Company’s total non-interest expense was reduced by $4.7 million, or 14.3%, comparing 2022 to 2021.

Summarized condensed consolidated statements of operations are included below for the years ended December 31, 2022 and 2021, respectively.

	Year Ended December 31,
	2022	2021
	(Dollars in Thousands)
Interest income	$41,197	$39,921
Interest expense	4,256	2,950
Net interest income	36,941	36,971
Provision for loan losses	3,308	2,010
Net interest income after provision for loan losses	33,633	34,961
Non-interest income	3,451	3,521
Non-interest expense	28,072	32,756
Income before income taxes	9,012	5,726
Provision for income taxes	2,148	1,275
Net income	$6,864	$4,451
Basic net income per share	$1.13	$0.70
Diluted net income per share	$1.06	$0.66
Dividends per share	$0.14	$0.12

The discussion that follows summarizes the most significant activity that impacted changes in the Company’s operations during 2022 as compared to 2021, as well as significant changes in the Company’s balance sheet comparing December 31, 2022 to December 31, 2021.

Net Interest Income and Margin

Net interest income decreased by $30 thousand comparing the year ended December 31, 2022 to the year ended December 31, 2021. A decrease in net interest income was anticipated by management in 2022 due to the reduction in ALC’s higher yielding loans compared to 2021. As a result of the ALC cessation of business strategy, interest and fees on ALC loans decreased by $4.3 million during the year ended December 31, 2022, compared to the year ended December 31, 2021. In addition, due to the rising interest rate environment, the Company’s interest expense increased by $1.3 million, comparing 2022 to 2021. However, the year-over-year reduction in interest income on ALC loans, combined with the increase in interest expense, was mostly offset by an increase of $5.6 million in interest and fee income attributable to the Bank’s other interest-earning asset categories. Revenue growth in these categories was primarily attributable to growth in average balances of loans, and to a lesser extent, improved yields on the Company’s securities investments and cash and cash equivalent balances.

As ALC’s loan portfolio continues to pay down, there will be continued reduction in interest and fees attributable to ALC’s loans. These reductions are expected to put downward pressure on total loan yield and net interest margin in the future. As a result of the changing mix of loans, combined with increased interest expense, the Company’s net interest margin decreased to 4.07% during the year ended December 31, 2022, compared to 4.23% for the year ended December 31, 2021. However, as discussed in the section above entitled “Update on Strategic Initiatives,” while revenue associated with ALC’s loans will continue to decrease, management also expects continued reduction in non-interest expense as ALC’s operations wind down, as well as further reductions in provision for loan losses as ALC’s loans continue to decrease.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $3.3 million for the year ended December 31, 2022, compared to $2.0 million during the year ended December 31, 2021. The increase in provision expense in 2022 compared to 2021 reflected both an increase in charge-offs associated with ALC’s loan portfolio, as well as qualitative adjustments applied to the portfolio in response to heightened inflationary trends and other economic uncertainties that emerged during the year. In management’s view, the combination of the ALC business cessation strategy, coupled with deteriorating economic conditions, including elevated inflation levels, increased overall credit risk in ALC’s loan portfolio as of December 31, 2022, compared to December 31, 2021. Loan loss provisions recorded by the Company in 2022 included expense of $2.0 million associated with ALC’s loans and $1.3 million associated with the Bank’s portfolio. While loan loss provisioning at ALC resulted primarily from increased charge-offs and heightened economic risk factors, provisions at the Bank resulted primarily from loan growth.

Non-interest Income

Non-interest income totaled $3.5 million for both years ended December 31, 2022 and 2021.

Non-interest Expense

Non-interest expense decreased to $28.1 million for the year ended December 31, 2022, compared to $32.8 million for the year ended December 31, 2021. The decrease in 2022 resulted primarily from implementation of the ALC business cessation strategy, as well as other efficiency efforts conducted at the Bank. As a result of these efforts, significant expense reductions were realized associated with salaries and employee benefits, occupancy and equipment, as well as other expenses associated with technology, communications, and professional services. Non-interest expense was reduced by nonrecurring gains on sale of other real estate (OREO) totaling $0.4 million in 2022 and $0.5 million in 2021.

Total Assets

As of December 31, 2022, the Company's assets totaled $994.7 million, compared to $958.3 million as of December 31, 2021, an increase of 3.8%.

Loan Growth

Total loans increased by $64.2 million, or 9.0%, as of December 31, 2022, compared to December 31, 2021. Loan volume increases included growth in the Bank’s indirect consumer, residential (secured by multi-family and 1-4 family residential properties), commercial real estate (secured by non-farm, non-residential collateral), and commercial and industrial (C&I) portfolios. Growth in these categories in 2022 was consistent with continued robust commercial economic activity and consumer demand in the markets in which the Company operates. The growth in these categories was partially offset by reductions in ALC’s loans, construction loans and Paycheck Protection Plan (PPP) loans during the year ended December 31, 2022.

Asset Quality

The Company’s non-performing assets, including loans in non-accrual status and OREO, totaled $2.3 million as of December 31, 2022, compared to $4.2 million as of December 31, 2021. The reduction in nonperforming assets during the year ended December 31, 2022 resulted mostly from the sale of OREO properties during the period. Reductions in OREO totaled $1.5 million and included the sale of banking centers that were closed by the Company in 2021. As a percentage of total assets, non-performing assets were reduced to 0.24% as of December 31, 2022, compared to 0.43% as of December 31, 2021. As a percentage of average loans, net charge-offs increased to 0.30% for the year ended December 31, 2022, compared to 0.16% for the year ended December 31, 2021. The increase in net charge-offs in 2022 resulted from elevated charge-offs in ALC’s runoff loan portfolio.

Investment Securities

The investment securities portfolio continues to provide the Company with additional liquidity and allows management to fund a portion of loan growth from the maturity and payoff of securities within the portfolio. As of December 31, 2022, the investment securities portfolio, including both the available-for-sale and held-to-maturity portfolios, totaled $132.7 million, compared to $134.3 million as of December 31, 2021. Management monitors its liquidity position, including forecasted expectations related to loan growth, when making determinations about whether to re-invest in the securities portfolio. The investment portfolio is maintained at average durations that are expected to provide monthly cash flows that can be utilized to reinvest in earning assets at current market rates. As of December 31, 2022, the expected average life of investment securities was 3.5 years, compared to 3.7 years as of December 31, 2021. During the fourth quarter of 2022, the Company sold investment securities with principal balances totaling $8.6 million at a net loss of $83 thousand. The intent of these sales was to effectively prune the investment portfolio and allow for reinvestment in higher earning assets in future periods.

Deposits and Borrowings

Deposits totaled $870.0 million as of December 31, 2022, compared to $838.1 million as of December 31, 2021. Core deposits, which exclude time deposits of $250 thousand or greater, totaled $778.1 million, or 89.4% of total deposits, as of December 31, 2022, compared to $775.1 million, or 92.5% of total deposits, as of December 31, 2021. Average deposit costs, including both interest- and noninterest-bearing deposits, totaled 0.40% for 2022, compared to 0.32% for 2021. Given the rising interest rate environment, competition for deposits increased significantly, particularly during the latter portion of 2022. During the third and fourth quarters of 2022, management utilized wholesale funding sources, including brokered deposits and short-term borrowings, as a tool to provide greater flexibility in managing balance sheet levels and long-term interest expense relative to actual and expected growth in earning assets. As of December 31, 2022, the Company’s short-term borrowings totaled $20.0 million, compared to $10.0 million as of December 31, 2021. In addition, as of both December 31, 2022 and 2021, the Company held long-term borrowings of $10.7 million (net of unamortized debt issuance costs) resulting from the issuance of subordinated debt with a 10-year term on October 1, 2021. Interest on the subordinated debt is fixed at 3.50% for the first five years of the term, resetting to a variable interest rate for the last five years of the term. For the year ended December 31, 2022, the Company’s funding costs (including interest and non-interest bearing deposits and borrowings) totaled 0.48%, compared to 0.35% for the year ended December 31, 2021.

Shareholders’ Equity

As of December 31, 2022, shareholders’ equity totaled $85.1 million, compared to $90.1 million as of December 31, 2021. The decrease in shareholders’ equity resulted from increases in accumulated other comprehensive loss due to declines in the market value of the Company’s available-for-sale investment portfolio, as well as repurchases of shares of the Company’s common stock during the year ended December 31, 2022. The market value declines in investment securities available-for-sale were the direct result of the increasing interest rate environment in 2022. No other-than-temporary impairment was recognized in the portfolio as of December 31, 2022. The market value decrease in available-for-sale securities was partially offset by an increase in the market value of cash flow derivative instruments that hedge certain deposits and borrowings on the Company’s balance sheet.

Cash Dividends

Commensurate with the earnings growth experienced during 2022, the Company increased its quarterly cash dividend in the fourth quarter of 2022 by $0.02 per share. For the year ended December 31, 2022, the Company declared total dividends of $0.14 per share, compared to $0.12 per share for the year ended December 31, 2021.

Share Repurchases

During 2022, the Company completed share repurchases totaling 412,400 shares of its common stock at a weighted average price of $10.87 per share. The share repurchases were completed under the Company’s existing share repurchase program, which was amended in each of December 2019 and April 2021 to allow the repurchase of additional shares, and the Company's Board of Directors has periodically extended the expiration date of the program, most recently to December 31, 2023. As of December 31, 2022, a total of 596,813 shares remained available for repurchase under the program.

Regulatory Capital

During 2022, the Bank continued to maintain capital ratios at higher levels than required to be considered a “well-capitalized” institution under applicable banking regulations. As of December 31, 2022, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 11.07%, its total capital ratio was 12.19%, and its Tier 1 leverage ratio was 9.39%.

Liquidity

As of December 31, 2022, the Company continued to maintain excess funding capacity sufficient to provide adequate liquidity for loan growth, capital expenditures and ongoing operations. The Company benefits from a strong core deposit base, a liquid investment securities portfolio and access to funding from a variety of sources, including federal funds lines, Federal Home Loan Bank advances and brokered deposits.

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

The following table shows the average balances of each principal category of assets, liabilities and shareholders’ equity for the years ended December 31, 2022 and 2021. Additionally, the table provides an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Year Ended December 31,
	2022			2021
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Total loans (Note A)	$724,639	$38,015	5.25%	$685,010	$38,229	5.58%
Taxable investment securities	141,283	2,631	1.86%	107,141	1,503	1.40%
Tax-exempt investment securities	2,342	36	1.54%	3,370	60	1.78%
Federal Home Loan Bank stock	1,247	53	4.25%	928	34	3.66%
Federal funds sold	584	22	3.77%	83	—	—
Interest-bearing deposits in banks	38,379	440	1.15%	76,972	95	0.12%
Total interest-earning assets	908,474	41,197	4.53%	873,504	39,921	4.57%

Noninterest-earning assets	65,855			66,782
Total	$974,329			$940,286

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$246,124	$638	0.26%	$236,084	$553	0.23%
Savings deposits	208,672	1,204	0.58%	193,766	599	0.31%
Time deposits	212,591	1,540	0.72%	226,425	1,517	0.67%
Total interest-bearing deposits	667,387	3,382	0.51%	656,275	2,669	0.41%
Noninterest-bearing demand deposits	182,032	—	—	172,187	—	—
Total deposits	849,419	3,382	0.40%	828,462	2,669	0.32%
Borrowings	30,048	874	2.91%	13,512	281	2.08%
Total funding costs	879,467	4,256	0.48%	841,974	2,950	0.35%

Other noninterest-bearing liabilities	8,977			9,416
Shareholders’ equity	85,885			88,896
Total	$974,329			$940,286
Net interest income (Note B)		$36,941			$36,971
Net interest margin			4.07%			4.23%

Note A — For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. Non-accruing loans averaged $1.8 million for both years ended December 31, 2022 and 2021.

Note B — Loan fees are included in the interest amounts presented. Loan fees totaled $0.9 million and $1.7 million for 2022 and 2021, respectively.

The following table summarizes the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	2022 Compared to 2021 Increase (Decrease) Due to Change In:			2021 Compared to 2020 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$2,212	$(2,426)	$(214)	$6,145	$(6,167)	$(22)
Taxable investments	479	649	1,128	143	(401)	(258)
Tax-exempt investments	(18)	(6)	(24)	19	(14)	5
Federal Home Loan Bank stock	12	7	19	(9)	(8)	(17)
Federal funds	0	22	22	(44)	(1)	(45)
Interest-bearing deposits in banks	(48)	393	345	37	(156)	(119)
Total interest-earning assets	2,637	(1,361)	1,276	6,291	(6,747)	(456)
Interest expense on:
Demand deposits	24	61	85	132	(156)	(24)
Savings deposits	46	559	605	145	(302)	(157)
Time deposits	(93)	116	23	(99)	(1,527)	(1,626)
Other borrowings	344	249	593	45	101	146
Total interest-bearing liabilities	321	985	1,306	223	(1,884)	(1,661)
Increase (decrease) in net interest income	$2,316	$(2,346)	$(30)	$6,068	$(4,863)	$1,205

Note: Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates.

Net interest income for the year ended December 31, 2022 decreased by $30 thousand compared to the year ended December 31, 2021. A decrease in net interest income was anticipated by management in 2022 due to the reduction in ALC’s higher yielding loans compared to 2021. As a result of the ALC cessation of business strategy, interest and fees on ALC loans decreased by $4.3 million during the year ended December 31, 2022, compared to the year ended December 31, 2021. In addition, due primarily to the rising interest rate environment, combined with long-term debt issued by the Company in the fourth quarter of 2021, the Company’s interest expense increased by $1.3 million, comparing 2022 to 2021. However, the year-over-year reduction in interest income on ALC loans, combined with the increase in interest expense, was mostly offset by an increase of $5.6 million in interest and fee income attributable to the Bank’s other interest-earning asset categories. Revenue growth in these categories was primarily attributable to growth in average balances of loans, and to a lesser extent, improved yields on the Company’s securities investments and cash and cash equivalent balances.

As ALC’s loan portfolio continues to pay down, there will be continued reduction in interest and fees attributable to ALC’s loans. These reductions are expected to put downward pressure on total loan yield and net interest margin in the future. As a result of the changing mix of loans, combined with increased interest expense, the Company’s net interest margin decreased to 4.07% during the year ended December 31, 2022, compared to 4.23% for the year ended December 31, 2021. However, as discussed in the Executive Summary under the section entitled “Update on Strategic Initiatives,” while revenue associated with ALC’s loans will continue to decrease, management also expects continued reduction in non-interest expense as ALC’s operations wind down, as well as reductions in provision for loan losses as ALC’s loans continue to decrease.

It is expected that net interest income will continue to be impacted significantly by the interest rate environment. Management’s interest rate risk modeling generally indicates that both net interest margin and net interest income would benefit in a rising interest rate environment, specifically with increases up to 200 basis points from December 31, 2022 levels. However, this modeling also indicates that net interest income and margin would decrease in a declining interest rate environment, or in an upward rate environment with increases in excess of 200 basis point from December 31, 2022 levels. The Company’s strategy to cease new business development at ALC is expected to reduce average yields on loans in the near term until the ALC portfolio has paid down to nominal levels. Management expects that growth in loan volume with loans of sufficient credit quality will enhance net interest income over time as earning assets are shifted from lower earning cash and federal funds sold balances into loan assets. However, the environment for both loan and deposit generation is highly competitive, particularly in the current rising interest rate environment. Reductions in either loan volume or deposit levels could result in downward pressure on net interest income.

Based on recent statements by Federal Reserve officials, it is expected that the Federal Open Market Committee will continue raising interest rates to address inflationary pressures in the near-term, and, monetary tightening may continue through much of 2023. The level of interest rate increases or decreases is unpredictable and can result in rates rising in an uneven manner that causes unpredictable effects. In addition, higher rates could negatively affect the economy, loan demand and borrowers’ financial position.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $3.3 million for the year ended December 31, 2022, compared to $2.0 million for the year ended December 31, 2021. The increase in provision expense in 2022 compared to 2021 reflected both an increase in charge-offs associated with ALC’s loan portfolio, as well as qualitative adjustments applied to the portfolio in response to heightened inflationary trends and other economic uncertainties that emerged during the year. In management’s view, the combination of the ALC business cessation strategy, coupled with deteriorating economic conditions, including elevated inflation levels, increased overall credit risk in ALC’s loan portfolio as of December 31, 2022, compared to December 31, 2021. Loan loss provisions recorded by the Company in 2022 included expense of $2.0 million associated with ALC’s loans and $1.3 million associated with the Bank’s portfolio. While loan loss provisioning at ALC resulted primarily from increased charge-offs and heightened economic risk factors, provisions at the Bank resulted primarily from loan growth. The Company’s net charge-offs totaled $2.2 million, or 0.30% of average loans, in 2022, compared to $1.2 million, or 0.16% of average loans, in 2021. Of the $2.2 million in net charge-offs in 2022, $1.9 million was associated ALC’s loans, while the remaining $0.3 million was associated with the Bank’s portfolio. Of the $1.2 million in net charge-offs in 2021, $0.8 million was associated with ALC’s loans, while $0.4 million was associated with the Bank’s portfolio.

Management believes that the allowance for loan and lease losses as of December 31, 2022, which was calculated under an incurred loss model, was sufficient to absorb losses in the Company’s loan portfolio based on circumstances existing as of the balance sheet date. Furthermore, we believe that continued runoff of ALC’s direct consumer loans will continue to lead to reduced provisions over time. However, uncertainty continues to exist related to various economic factors, including, but not limited to, the ultimate impact on the Company’s borrowers of inflation, elevated interest levels, supply chain disruption, geopolitical activities, and any future impacts of the COVID-19 pandemic. Accordingly, management will continue to monitor circumstances associated with the loan portfolio. Should economic circumstances deteriorate, additional loan loss provisioning may be required.

Due to its classification as a smaller reporting company by the Securities and Exchange Commission, as of December 31, 2022, the Company was not required to adopt, and had not adopted, the Current Expected Credit Loss (CECL) model to account for credit losses. Effective January 1, 2023, the Company adopted the CECL accounting model, and recorded a transition adjustment that increased loan loss reserves by approximately $2.4 million. Of this amount, approximately $0.7 million, or 29%, was associated with ALC’s run-off loan portfolio, while approximately $1.7 million, or 71%, was associated with the Bank’s loan portfolio. In accordance with CECL transition accounting guidance, the transition adjustment was recorded directly to retained earnings during the first quarter of 2023 and did not impact current period earnings.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$1,154	$1,069	$85	8.0%
Bank-owned life insurance	451	439	12	2.7%
Net (loss) gain on sale and prepayment of investment securities	(83)	22	(105)	NM
Lease income	864	830	34	4.1%
Other income	1,065	1,161	(96)	(8.3)%
Total non-interest income	$3,451	$3,521	$(70)	(2.0)%

NM: Not Meaningful

The Company’s non-interest income decreased in 2022 compared to 2021 primarily due to nonrecurring net losses on sales of investment securities totaling $83 thousand in 2022, compared to a gain of $22 thousand in 2021. During the fourth quarter of 2022, investment securities with principal balances totaling $8.6 million were sold at a net loss of $83 thousand. The intent of these sales was to effectively prune the investment portfolio and allow for reinvestment in higher earning assets in future periods. In addition to the impact of investment security sales, other income decreased in 2022 compared to 2021 due primarily to reductions in credit insurance revenues associated with FUSB Reinsurance which ceased writing new insurance contracts in 2022.

Certain of the Company’s non-interest revenue sources, including gains or losses on the sale of investments and other assets are largely dependent on facts and circumstances at a given point in time, and accordingly, revenues from these sources cannot be forecasted with any certainty. Non-interest revenues earned from service charges and other fees on deposit accounts have generally declined during recent years based on changes in depositor preferences for liquidity, particularly during the COVID-19 pandemic. Management will continue to evaluate opportunities to add new non-interest revenue streams or to grow existing streams; however, significant growth in non-interest income is not expected in the near term.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$16,418	$19,157	$(2,739)	(14.3)%
Net occupancy and equipment expense	3,281	4,388	(1,107)	(25.2)%
Computer services	1,639	1,832	(193)	(10.5)%
Insurance expense and assessments	1,250	1,361	(111)	(8.2)%
Fees for professional services	1,060	1,275	(215)	(16.9)%
Postage, stationery and supplies	614	802	(188)	(23.4)%
Telephone/data communication	682	903	(221)	(24.5)%
Other real estate/foreclosure expense, net	(331)	(371)	40	(10.8)%
Other	3,459	3,409	50	1.5%
Total non-interest expense	$28,072	$32,756	$(4,684)	(14.3)%

Non-interest expense was reduced in 2022, compared to 2021, due primarily to the strategic initiatives executed by the Company beginning in the third quarter of 2021. The initiatives, which included the ALC cessation of business strategy, Bank branch closures and other operational efficiency efforts at the Bank, led to significant reductions in the Company’s personnel levels, reduced levels of occupancy and equipment expense, and decreases in various other expense categories.

Salaries and employee benefits expense reductions were achieved through the reduction of employee levels, the most notable of which was realized during the third quarter of 2021 following implementation of the ALC business cessation strategy. Further reductions of employee levels were achieved through the Company’s ongoing efficiency efforts. As of December 31, 2022, the Company employed 155 full-time equivalent employees (including 149 at the Bank and six at ALC), compared to 175 as of December 31, 2021, and 259 as of June 30, 2021 (the quarter-end date immediately prior to execution of the strategic initiatives).

The reduction in occupancy and equipment expense resulted primarily from the termination of the majority of ALC’s lease contracts following cessation of business at its branches, as well as the closure of four bank branches in the third quarter of 2021. As of December 31, 2022, all previously existing ALC leases had been terminated except for the ongoing lease of ALC’s headquarters office that continues to house the remaining ALC staff. During the year ended December 31, 2022, non-interest expense was also reduced by one-time net gains on the sale of OREO that totaled $0.4 million. The gains were primarily generated by the sale of the Bank’s closed branch assets.

Due to the strategic initiatives, additional expense reductions were also realized related to telephone/data communications, computer services, professional services, postage and supplies and various other expense categories, comparing the year ended December 31, 2022 to the year ended December 31, 2021.

Both years presented included certain one-time restructuring charges associated with the ALC cessation of business strategy. These charges included expenses associated with employee severances, termination of leases and technology contracts, fixed asset valuation adjustments, and miscellaneous other expenses. The restructuring charges totaled $0.2 million during the year ended December 31, 2022, compared to $0.9 million during the year ended December 31, 2021. As of December 31, 2022, the majority of estimated restructuring charges associated with the ALC strategy have been incurred. The strategic initiatives are expected to continue to reduce the Company’s expense structure in the near term, although the reductions may be offset by inflationary pressures affecting the Company’s ongoing operations. One of management’s primary focuses continues to be business simplification and process improvements in an effort to continue improving the Company’s overall efficiency levels.

Provision for Income Taxes

The provision for income taxes was $2.1 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively. The Company’s effective tax rate was 23.8% and 22.3%, respectively, for the same periods.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 3.5 years and 3.7 years as of December 31, 2022 and 2021, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income or loss, a separate component of shareholders’ equity. As of December 31, 2022, available-for-sale securities totaled $130.8 million, or 98.6% of the total investment portfolio, compared to $130.9 million, or 97.4% of the total investment portfolio, as of December 31, 2021. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate bonds and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of December 31, 2022, held-to-maturity securities totaled $1.9 million, or 1.4% of the total investment portfolio, compared to $3.4 million, or 2.6% of the total investment portfolio, as of December 31, 2021. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of states and political subdivisions.

Investment Securities Maturity Schedule

The following tables summarize the carrying values and weighted average yield of the available-for-sale and held-to-maturity securities portfolios as of December 31, 2022, according to contractual maturity. Available-for-sale securities are stated at fair value. Held-to-maturity securities are stated at amortized cost. The calculations of the weighted average yields for each maturity category are based upon yield weighted by the respective costs of the securities.

	Available-for-Sale
	Stated Maturity as of December 31, 2022
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities available-for-sale:
Mortgage-backed securities:
Residential	$6	3.42%	$5,639	2.35%	$37,356	1.81%	$5,227	1.85%
Commercial	6	7.17%	2,510	1.81%	3,211	1.92%	5,967	4.81%
Obligations of states and political subdivisions	500	3.25%	512	1.09%	—	—	1,060	1.09%
Corporate notes	—	—	—	—	15,920	3.48%	—	—
U.S. Treasury securities	—	—	48,497	1.58%	4,384	1.44%	—	—
Total	$512	3.29%	$57,158	1.66%	$60,871	2.22%	$12,254	3.23%
Total securities with stated maturity							$130,795	1.91%

	Held-to-Maturity
	Stated Maturity as of December 31, 2022
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities held-to-maturity:
Mortgage-backed securities:
Residential	$—	—	$—	—	$610	2.29%	$—	—
Commercial	—	—	—	—	997	2.25%	170	1.86%
Obligations of states and political subdivisions	—	—	—	—	—	0.00%	85	3.05%
Total	$—	—	$—	—	$1,607	2.26%	$255	2.26%
Total securities with stated maturity							$1,862	2.26%

Condensed Portfolio Maturity Schedule

Maturity Summary as of December 31, 2022	Dollar Amount	Portfolio Percentage
	(Dollars in Thousands)
Maturing in three months or less	$500	0.4%
Maturing after three months to one year	12	0.0%
Maturing after one year to three years	35,129	26.5%
Maturing after three years to five years	22,030	16.6%
Maturing after five years to fifteen years	62,478	47.1%
Maturing in more than fifteen years	12,508	9.4%
Total	$132,657	100.0%

Loans and Allowance for Loan Losses

The tables below summarize loan balances by portfolio category at the end of each of the most recent five years as of December 31, 2022:

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$54,396	$67,048	$37,282	$30,820	$42,648
Secured by 1-4 family residential properties	88,426	72,727	88,856	104,537	110,756
Secured by multi-family residential properties	67,917	46,000	54,326	50,910	23,009
Secured by non-farm, non-residential properties	199,965	197,901	184,528	162,981	156,162
Commercial and industrial loans	73,561	73,947	81,735	90,957	85,779
Consumer loans:
Direct consumer	10,053	21,689	29,788	38,040	38,583
Branch retail	14,237	25,692	32,094	32,305	28,324
Indirect	266,567	205,940	141,514	45,503	40,609
Total loans	$775,122	$710,944	$650,123	$556,053	$525,870
Less unearned interest, fees and deferred cost	1,249	2,594	4,279	5,048	5,948
Allowance for loan losses	9,422	8,320	7,470	5,762	5,055
Net loans	$764,451	$700,030	$638,374	$545,243	$514,867

The tables below summarize changes in the allowance for loan and lease losses for each of the most recent five years as of December 31, 2022:

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in Thousands)
Balance at beginning of period	$8,320	$7,470	$5,762	$5,055	$4,774
Charge-offs:
Real estate loans:
Construction, land development and other loan loans	—	(23)	—	—	—
Secured by 1-4 family residential properties	(40)	(12)	(61)	(101)	(101)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Commercial and industrial loans	—	(6)	—	—	(3)
Consumer loans:
Direct consumer	(1,958)	(1,230)	(1,621)	(2,000)	(2,482)
Branch retail	(633)	(377)	(374)	(425)	(415)
Indirect	(382)	(483)	(152)	(301)	(116)
Total charge-offs	(3,013)	(2,131)	(2,208)	(2,827)	(3,117)
Recoveries	807	971	971	820	776
Net charge-offs	(2,206)	(1,160)	(1,237)	(2,007)	(2,341)
Provision for loan and lease losses	3,308	2,010	2,945	2,714	2,622
Ending balance	$9,422	$8,320	$7,470	$5,762	$5,055
Ending balance as a percentage of loans	1.22%	1.17%	1.16%	1.05%	0.97%
Net charge-offs as a percentage of average loans	0.30%	0.16%	0.21%	0.38%	0.57%

Nonperforming Assets

Nonperforming assets at the end of the five most recent years as of December 31, 2022 were as follows:

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in Thousands)
Non-accrual loans	$1,651	$2,008	$3,086	$3,723	$2,759
Other real estate owned	686	2,149	949	1,078	1,505
Total	$2,337	$4,157	$4,035	$4,801	$4,264
Nonperforming assets as a percentage of loans and other real estate	0.30%	0.59%	0.62%	0.87%	0.82%
Nonperforming assets as a percentage of total assets	0.24%	0.43%	0.45%	0.61%	0.54%

Summarized below is information concerning income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2022	2021
	(Dollars in Thousands)
Total loans accounted for on a non-accrual basis	$1,651	$2,008
Interest income that would have been recorded under original terms	60	52
Interest income reported and recorded during the year	29	30

Allocation of Allowance for Loan and Lease Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for loan and lease losses as of the end of the five years indicated.

	2022		2021		2020		2019		2018
	Allocation Allowance	% Loans in Each Category	Allocation Allowance	% Loans in Each Category	Allocation Allowance	% Loans in Each Category	Allocation Allowance	% Loans in Each Category	Allocation Allowance	% Loans in Each Category
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$517	7.0%	$628	9.4%	$393	5.7%	$197	5.5%	$241	8.1%
Secured by 1-4 family residential properties	832	11.4%	690	10.2%	639	13.7%	466	18.8%	346	21.1%
Secured by multi-family residential properties	646	8.8%	437	6.5%	577	8.4%	422	9.2%	128	4.4%
Secured by non-farm, non-residential properties	1,970	25.8%	1,958	27.8%	1,566	28.4%	964	29.3%	831	29.7%
Commercial and industrial loans	919	9.5%	860	10.4%	1,008	12.5%	1,377	16.4%	1,138	16.3%
Consumer loans:
Director consumer	866	1.3%	1,004	3.1%	1,202	4.6%	1,625	6.8%	1,799	7.3%
Branch retail	518	1.8%	304	3.6%	373	4.9%	395	5.8%	427	5.4%
Indirect	3,154	34.4%	2,439	29.0%	1,712	21.8%	316	8.2%	145	7.7%
Total	$9,422	100.0%	$8,320	100.0%	$7,470	100.0%	$5,762	100.0%	$5,055	100.0%

Summary of Loan Loss Experience

The following table summarizes the Company’s loan loss experience for each of the two years indicated.

	2022	2021
	(Dollars in Thousands)
Balance of allowance for loan and lease losses at beginning of period	$8,320	$7,470
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	(23)
Secured by 1-4 family residential properties	(40)	(12)
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	—	—
Commercial and industrial loans	—	(6)
Consumer loans:
Direct consumer	(1,958)	(1,230)
Branch retail	(633)	(377)
Indirect	(382)	(483)
Total charge-offs	(3,013)	(2,131)
Recoveries:
Real estate loans:
Construction, land development and other land loans	2	22
Secured by 1-4 family residential properties	39	14
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	5	5
Commercial and industrial loans	—	21
Consumer loans:
Direct consumer	565	626
Branch retail	151	215
Indirect	45	68
Total recoveries	807	971
Net charge-offs	(2,206)	(1,160)
Provision for loan and lease losses	3,308	2,010
Balance of allowance for loan and lease losses at end of period	$9,422	$8,320
Ratio of net charge-offs during period to average loans outstanding	0.30%	0.16%

Deposits

Total deposits increased by 3.8% to $870.0 million as of December 31, 2022, from $838.1 million as of December 31, 2021. Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source that supports earning assets. Core deposits totaled $778.1 million, or 89.4% of total deposits, as of December 31, 2022, compared to $775.1 million, or 92.5% of total deposits, as of December 31, 2021.

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

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

	2022		2021
	Average Amount	Rate	Average Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposit accounts	$182,032	—	$172,187	—
Interest-bearing demand deposit accounts	246,124	0.26%	236,084	0.23%
Savings deposits	208,672	0.58%	193,766	0.31%
Time deposits	212,591	0.72%	226,425	0.67%
Total deposits	$849,419	0.40%	$828,462	0.32%
Total interest-bearing deposits	$667,387	0.51%	$656,275	0.41%

As of December 31, 2022 and 2021, uninsured demand and savings deposits (deposits in excess of $250 thousand, which is the maximum amount for federal deposit insurance) totaled $148.3 million and $156.9 million, respectively. Maturities of time deposits of greater than $250 thousand outstanding as of December 31, 2022 and 2021 are summarized as follows:

Maturities	December 31,
	2022	2021
	(Dollars in Thousands)
Three months or less	$22,024	$13,340
Over three through six months	1,976	6,794
Over six through twelve months	16,553	6,291
Over twelve months	52,244	36,576
Total	$92,797	$63,001

Maturities of time certificates of deposit of greater than $100 thousand and less than $250 thousand outstanding as of December 31, 2022 and 2021 are summarized as follows:

Maturities	December 31,
	2022	2021
	(Dollars in Thousands)
Three months or less	$7,971	$13,951
Over three through six months	5,968	9,993
Over six through twelve months	8,834	17,240
Over twelve months	45,156	13,944
Total	$67,929	$55,128

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and subordinated debt. These liabilities continue to be utilized by the Company as alternative sources of funds. As of December 31, 2022, these liabilities represented 4.2% of interest-bearing liabilities, compared to 3.0% as of December 31, 2021.

	Short-Term Borrowings (Maturity Less Than One Year)	Long-Term Borrowings (Maturity One Year or Greater)
	(Dollars in Thousands)
Other interest-bearing liabilities outstanding at year-end:
2022	$20,038	$10,726
2021	$10,046	$—
Weighted average interest rate at year-end:
2022	4.40%	4.20%
2021	0.18%	4.20%
Maximum amount outstanding at any month end:
2022	$48,095	$10,726
2021	$10,046	$10,653
Average amount outstanding during the year:
2022	$19,293	$10,689
2021	$10,028	$2,682
Weighted average interest rate during the year:
2022	2.44%	4.20%
2021	0.17%	4.20%

Shareholders’ Equity

The Company has historically placed significant emphasis on maintaining its strong capital base and continues to do so. As of December 31, 2022, shareholders’ equity totaled $85.1 million, or 8.6% of total assets, compared to $90.1 million, or 9.4% of total assets, as of December 31, 2021. The decrease in shareholders’ equity during 2022 was due primarily to an increase in accumulated other comprehensive loss associated with unrealized losses on available-for-sale investment securities, as well as the repurchase of common shares by the Company in accordance with its established share repurchase program.

The increase in unrealized losses within the securities portfolio resulted from significant increases in interest rates during 2022 which reduced the fair value of securities. The reductions in security valuations were partially offset by increases in the fair value of cash flow hedges during the year. Changes in both the fair value of the available-for-sales investment securities portfolio and changes in the fair value of cash flow hedges are recorded (net of tax) in accumulated other comprehensive income (loss). The total impact of these fair value adjustments was to increase the Company’s accumulated net loss by $7.0 million (net of tax), comparing December 31, 2022 to December 31, 2021.

During the year ended December 31, 2022 the Company completed repurchases of 412,400 shares of its common stock at a weighted average price of $10.87 per share, or $4.5 million in aggregate. The repurchased shares were allocated to treasury stock under the Company’s existing share repurchase program that was amended by the Board of Directors in each of December 2019 and April 2021 to allow the repurchase of additional shares. The Board has periodically extended the expiration date of the share repurchase program, most recently to December 31, 2023. Share repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate, subject to applicable regulatory requirements. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended at any time at the Company’s discretion. As of December 31, 2022, 596,813 shares remained available for repurchase under the program.

The reductions to shareholders’ equity as a result of changes in accumulated other comprehensive loss and share repurchases were partially offset by the Company’s net income for the year ended December 31, 2022, less dividends paid to shareholders. Commensurate with the growth in net income in 2022, the Company increased its quarterly cash dividend in the fourth quarter of 2022 by $0.02 per share. For the year ended December 31, 2022, the Company declared total dividends of $0.14 per share, compared to $0.12 per share for the year ended December 31, 2021.

Shareholders’ equity is also impacted by share-based awards granted to the Company’s employees or non-employee directors. Share-based awards granted to date are governed under the Company’s 2013 Incentive Plan. The Company recognizes the cost of services received in exchange for share-based awards based on the grant date fair value of the award, with compensation expense recognized over the awards vesting period. In addition, non-employee directors may elect to defer payment of all or any portion of their director fees under the Company’s Non-Employee Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash or shares of the Company’s common stock. All deferred fees, whether in the form of cash or shares of common stock, are reflected as compensation expense in the period in which service is rendered by the non-employee director. As of December 31, 2022 and 2021, a total of 114,190 and 117,825 shares of stock, respectively, were deferred in connection with the Deferral Plan. The Company classifies all share-based awards and deferred directors’ fees allocated to be paid in shares of stock as additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.
Liquidity and Capital Resources

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $212.5 million as of December 31, 2022 and $102.4 million as of December 31, 2021. Investment securities forecasted to mature or reprice in one year or less were estimated to be $7.1 million and $9.5 million of the investment portfolio as of December 31, 2022 and 2021, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of December 31, 2022, the investment securities portfolio had an estimated average life of 3.5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of December 31, 2022 and 2021, the Company had $20.0 million and $10.0 million, respectively, in outstanding short-term borrowings under FHLB advances. In addition, on October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031. Net of unamortized debt issuance costs, the subordinated notes were recorded as long-term borrowings totaling $10.7 million as of both December 31, 2022 and 2021.

The Company had up to $246.8 million and $237.0 million in remaining unused credit from the FHLB (subject to available collateral) as of December 31, 2022 and 2021, respectively. In addition, the Company had $45.0 million and $46.0 million in unused established federal funds lines as of December 31, 2022 and 2021, respectively. The Company believes that these potential funding sources will continue to be available.

Management believes that the Company has adequate sources of liquidity to cover its contractual obligations and commitments over the next twelve months.

Regulatory Capital

The Bank is subject to the revised capital requirements as described in the section captioned “Supervision and Regulation – Capital Adequacy” included in Part I, Item I of this report. Under these requirements, the Bank is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal banking regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can result in mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Bancshares and the Bank, and could impact Bancshares’ ability to pay dividends. As of both December 31, 2022 and 2021, the Bank exceeded all applicable minimum capital standards, and met applicable regulatory guidelines to be considered well-capitalized. No significant conditions or events have occurred since December 31, 2022 that management believes would affect the Bank’s classification as well-capitalized for regulatory purposes.

Refer to the section captioned “Regulatory Capital” included in Note 15, “Shareholders’ Equity,” in the Notes to the consolidated financial statements for an illustration of the Bank’s actual regulatory capital amounts and ratios under regulatory capital standards in effect as of December 31, 2022 and December 31, 2021. Additionally, refer to the section captioned “Dividend Restrictions” included in Note 15 for a discussion regarding restrictions that could materially influence the Bank’s, and therefore Bancshares’, ability to pay dividends.

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

As part of interest rate risk management, the Company may use derivative instruments in accordance with policies established by the Board of Directors. Derivative instruments may include the use of interest rate swaps, caps and floors. In an effort to dampen the Company’s risk exposure to downward interest rates, during 2022 and subsequent to December 31, 2022, the Company terminated certain pay fixed interest rate swaps. During the second quarter of 2022, the Company terminated one interest rate swap and recorded a deferred gain of $0.3 million. The deferred gain is being accreted to net interest income over the remaining life of the original term of the swap. As of December 31, 2022, the Bank held four forward interest rate swap contracts. The interest rate swap contracts, which were designated as either cash flow hedges or fair value hedges, were intended to mitigate risk associated with rising interest rates by converting floating interest rate payments to a fixed rate or by converting a pool of fixed rate loans to a variable rate. Subsequent to December 31, 2022, the Company terminated all four interest rate swap contracts that were in place as of December 31, 2022 and recorded deferred gains totaling $2.2 million. The deferred gains will be accreted to net interest income over the remaining life of the original term of each swap. See Note 17, “Derivative Financial Instruments,” in the consolidated financial statements for additional information related to these derivative instruments.

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

Many of the Bank’s lending relationships, including those with commercial and consumer customers, contain both funded and unfunded elements. The unfunded component of these commitments is not recorded in the consolidated balance sheets. These commitments are further discussed in Note 20, “Guarantees, Commitments and Contingencies,” in the consolidated financial statements.

The following table summarizes the Company’s contractual obligations as of December 31, 2022:

	Payment Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(Dollars in Thousands)
Time deposits	$252,712	$115,494	$119,680	$17,439	$99
Commitments to extend credit	186,169	186,169	—	—	—
Subordinated notes (1)	12,540	385	770	385	11,000
FHLB advances	20,000	20,000	—	—	—
Operating leases	2,146	432	777	699	238
Standby letters of credit	556	556	—	—	—
Total	$474,123	$323,036	$121,227	$18,523	$11,337

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

Off-Balance Sheet Obligations

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources other than as described in Note 16 “Leases,” Note 17 “Derivative Financial Instruments” and Note 20 “Guarantees, Commitments and Contingencies” in the consolidated financial statements.

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a periodic basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of December 31, 2022, pre-tax net interest margin and net interest income are forecasted to change over timeframes of six months, one year, two years and five years under the 8 listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	5	6	8	15
+2%	1	3	7	23
+3%	(12)	(10)	(4)	21
+4%	(23)	(21)	(13)	21
-1%	(10)	(11)	(13)	(20)
-2%	(24)	(27)	(33)	(48)
-3%	(42)	(47)	(55)	(75)
-4%	(58)	(65)	(76)	(101)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$265	$603	$1,634	$7,731
+2%	68	268	1,434	11,718
+3%	(598)	(1,030)	(758)	10,445
+4%	(1,160)	(2,114)	(2,525)	10,497
-1%	(512)	(1,125)	(2,691)	(10,266)
-2%	(1,220)	(2,747)	(6,633)	(24,171)
-3%	(2,094)	(4,670)	(11,008)	(37,846)
-4%	(2,920)	(6,530)	(15,319)	(50,614)

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First US Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First US Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan and Lease Losses

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for loan and lease losses (“allowance”) reflects the Company’s estimation of probable incurred losses in its loan portfolio. The allowance was $9,422,000 on loans of $775 million as of December 31, 2022 and consisted of two components: the allowance for loans individually evaluated for impairment (“specific reserve”), and the allowance for loans collectively evaluated for impairment (“general reserve”).

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

Atlanta, Georgia

March 10, 2023

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$11,844	$10,843
Interest-bearing deposits in banks	18,308	50,401
Total cash and cash equivalents	30,152	61,244
Federal funds sold	1,768	82
Investment securities available-for-sale, at fair value	130,795	130,883
Investment securities held-to-maturity, at amortized cost	1,862	3,436
Federal Home Loan Bank stock, at cost	1,359	870
Loans, net of allowance for loan and lease losses of $9,422 and $8,320, respectively	764,451	700,030
Premises and equipment, net of accumulated depreciation of $21,623 and $21,916, respectively	24,439	25,123
Cash surrender value of bank-owned life insurance	16,399	16,141
Accrued interest receivable	3,011	2,556
Goodwill and core deposit intangible, net	7,801	8,069
Other real estate owned	686	2,149
Other assets	11,944	7,719
Total assets	$994,667	$958,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$169,822	$174,501
Interest-bearing	700,203	663,625
Total deposits	870,025	838,126
Accrued interest expense	607	224
Other liabilities	8,136	9,189
Short-term borrowings	20,038	10,046
Long-term borrowings	10,726	10,653
Total liabilities	909,532	868,238

Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,680,856 and 7,634,918 shares issued, respectively; 5,812,258 and 6,172,378 shares outstanding, respectively	75	75
Additional paid-in capital	14,510	14,163
Accumulated other comprehensive loss, net of tax	(7,241)	(276)
Retained earnings	104,460	98,428
Less treasury stock: 1,868,598 and 1,462,540 shares at cost, respectively	(26,669)	(22,326)
Total shareholders’ equity	85,135	90,064
Total liabilities and shareholders’ equity	$994,667	$958,302

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2022	2021
Interest income:
Interest and fees on loans	$38,015	$38,229
Interest on investment securities	3,182	1,692
Total interest income	41,197	39,921
Interest expense:
Interest on deposits	3,382	2,669
Interest on borrowings	874	281
Total interest expense	4,256	2,950
Net interest income	36,941	36,971
Provision for loan and lease losses	3,308	2,010
Net interest income after provision for loan and lease losses	33,633	34,961
Non-interest income:
Service and other charges on deposit accounts	1,154	1,069
Net (loss) gain on sales and prepayments of investment securities	(83)	22
Lease income	864	830
Other income, net	1,516	1,600
Total non-interest income	3,451	3,521
Non-interest expense:
Salaries and employee benefits	16,418	19,157
Net occupancy and equipment	3,281	4,388
Computer services	1,639	1,832
Fees for professional services	1,060	1,275
Other expense	5,674	6,104
Total non-interest expense	28,072	32,756
Income before income taxes	9,012	5,726
Provision for income taxes	2,148	1,275
Net income	$6,864	$4,451
Basic net income per share	$1.13	$0.70
Diluted net income per share	$1.06	$0.66
Dividends per share	$0.14	$0.12

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in Thousands)

	Year Ended December 31,
	2022	2021
Net income	$6,864	$4,451
Other comprehensive loss:
Unrealized holding losses on securities available-for-sale arising during the year, net of tax benefit of $2,844 and $369, respectively	(8,534)	(1,106)
Reclassification adjustment for net losses (gains) on securities available-for-sale realized in net income, net of tax expense (benefit) of $21 and $(6), respectively	62	(16)
Unrealized holding gains on effective cash flow hedge derivatives arising during the year, net of tax expense of $480 and $298, respectively	1,437	898
Reclassification adjustment for net gains on cash flow hedge derivatives realized in net income, net of tax expense of $25 and $0, respectively	70	—
Other comprehensive loss	(6,965)	(224)
Total comprehensive (loss) income	$(101)	$4,227

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, December 31, 2020	6,176,556	$75	$13,786	$(52)	$94,722	$(21,853)	86,678
Net income	—	—	—	—	4,451	—	4,451
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(1,122)	—	—	(1,122)
Net change in fair value of derivative instruments, net of tax	—	—	—	898	—	—	898
Dividends declared: $.12 per share	—	—	—	—	(745)	—	(745)
Impact of stock-based compensation plans, net	37,722	—	436	—	—	(7)	429
Reissuance of treasury stock as compensation	3,848	—	(59)	—	—	59	—
Treasury stock repurchases	(45,748)	—	—	—	—	(525)	(525)
Balance, December 31, 2021	6,172,378	$75	$14,163	$(276)	$98,428	$(22,326)	$90,064
Net income	—	—	—	—	6,864	—	6,864
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(8,472)	—	—	(8,472)
Net change in fair value of derivative instruments, net of tax	—	—	—	1,507	—	—	1,507
Dividends declared: $.14 per share	—	—	—	—	(832)	—	(832)
Impact of stock-based compensation plans, net	43,096	—	485	—	—	—	485
Reissuance of treasury stock as compensation	9,184	—	(138)	—	—	138	—
Treasury stock repurchases	(412,400)	—	—	—	—	(4,481)	(4,481)
Balance, December 31, 2022	5,812,258	$75	$14,510	$(7,241)	$104,460	$(26,669)	$85,135

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$6,864	$4,451
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,614	1,692
Provision for loan and lease losses	3,308	2,010
Deferred income tax benefit	(367)	(401)
Net loss (gain) on sale and prepayment of investment securities	83	(22)
Cash received in settlement of derivatives contracts	324	—
Stock-based compensation expense	485	436
Net amortization of securities	195	338
Amortization of intangible assets	268	341
Net gain on premises and equipment and other real estate	(207)	(53)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(455)	251
Decrease in other assets	333	1,137
Increase (decrease) in accrued interest expense	383	(68)
Decrease in other liabilities	(299)	(287)
Net cash provided by operating activities	12,529	9,825
Cash flows from investing activities:
Net (increase) decrease in federal funds sold	(1,686)	3
Purchases of investment securities, available-for-sale	(39,255)	(86,642)
Proceeds from sales of investment securities, available-for-sale	8,531	—
Proceeds from maturities and prepayments of investment securities, available-for-sale	19,250	38,975
Proceeds from maturities and prepayments of investment securities, held-to-maturity	1,563	2,957
Net (increase) decrease in Federal Home Loan Bank stock	(489)	265
Proceeds from the sale of premises and equipment and other real estate	3,084	2,061
Net increase in loans	(69,935)	(65,112)
Purchases of premises and equipment	(1,262)	(822)
Net cash used in investing activities	(80,199)	(108,315)
Cash flows from financing activities:
Net increase in customer deposits	31,899	55,914
Net increase in short-term borrowings	9,992	29
Net proceeds from long-term borrowings	—	10,653
Net share-based compensation transactions	—	(7)
Treasury stock repurchases	(4,481)	(525)
Dividends paid	(832)	(745)
Net cash provided by financing activities	36,578	65,319
Net decrease in cash and cash equivalents	(31,092)	(33,171)
Cash and cash equivalents, beginning of period	61,244	94,415
Cash and cash equivalents, end of period	$30,152	$61,244

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 AND 2021

1.
DESCRIPTION OF BUSINESS

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

The Bank has two wholly owned subsidiaries: Acceptance Loan Company, Inc., an Alabama corporation (“ALC”), and FUSB Reinsurance, Inc., an Arizona corporation (“FUSB Reinsurance”). As used herein, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer to Bancshares, as well as the Bank, ALC, and FUSB Reinsurance, collectively.

The Bank owns all of the stock of ALC. ALC is a finance company headquartered in Mobile, Alabama. During the third quarter of 2021, ALC ceased new business development and permanently closed its 20 branch lending locations in Alabama and Mississippi to the public. ALC continues to service its remaining portfolio of loans from its headquarters in Mobile, Alabama.

FUSB Reinsurance was designed to reinsure or “underwrite” credit life and credit accident and health insurance policies sold to the Bank’s and ALC’s consumer loan customers. FUSB Reinsurance was responsible for the first level of risk on these policies up to a specified maximum amount, while the primary third-party insurer retained the remaining risk. While FUSB Reinsurance underwrote insurance contracts for both the Bank and ALC, in recent years, the majority of contracts were associated with ALC’s loans. Due to reduced contract volume, particularly following the cessation of business of ALC, during 2022, management of FUSB Reinsurance began procedures to terminate the entity’s activities. During 2022, FUSB Reinsurance ceased writing new insurance contracts, and reached an agreement with a third-party insurance provider to indemnify FUSB Reinsurance for all remaining liabilities associated with previously underwritten insurance policies. As of December 31, 2022, the remaining assets and liabilities of FUSB Reinsurance were transferred to the Bank, and it is anticipated that FUSB Reinsurance will be legally dissolved during 2023.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Use of Estimates

The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets, and revenues and expenses for the period included in the consolidated statements of operations and of cash flows. Actual results could differ from those estimates.

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

Supplemental disclosures of cash flow information and non-cash transactions related to cash flows for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
	(Dollars in Thousands)
Cash paid during the year for:
Interest	$3,873	$3,018
Income taxes	2,855	1,375
Non-cash transactions:
Assets acquired in settlement of loans	907	806
Transfers of closed branch assets to OREO	391	1,978
Reissuance of treasury stock as compensation	138	59

Revenue Recognition

The Company records revenue when control of the promised products or services is transferred to the customer in an amount that reflects the consideration that the Company expects to be entitled to receive in exchange for those products and services.

Interest Income

The majority of the Company’s revenue is generated through interest earned on financial instruments, including loans and investment securities. This revenue is recognized on an accrual basis and calculated through the use of non-discretionary formulas based on written contracts including loan agreements or securities contracts. Loan origination fees are accreted into interest income over the term of the loan.

Service Charges on Deposit Accounts

Service charges on deposit accounts include non-sufficient fund fees, overdraft fees and other service charges. When a depositor presents an item for payment in excess of available funds, non-sufficient funds fees are earned when an item is returned unpaid, and overdraft fees are earned when the Company provides the necessary funds to complete the transaction. The Company generates other service charges by providing depositors with proper safeguard and remittance of funds, as well as by providing optional services such as check imaging or treasury management. Charges for proper safeguard and remittance of funds are recognized monthly as the deposit customer maintains funds in the account, while revenue for optional services are recognized when the customer completes the transaction.

Gains or Losses on the Sale of Investment Securities

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Gains or losses on the sale of investment securities are recognized as the sale transaction occurs with the cost of securities sold based on the specific identification method.

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

Reinsurance Activities

Before FUSB Reinsurance ceased writing new insurance contracts in 2022, the Company assumed insurance risk related to credit life and credit accident and health insurance written by a non-affiliated insurance company for its customers that choose such coverage through a quota share reinsurance agreement. Assumed premiums on credit life insurance were deferred and earned over the period of insurance coverage using either a pro rata method or the effective yield method, depending on whether the amount of insurance coverage generally remains level or declines. Assumed premiums for accident and health policies were earned on an average of the pro rata and the effective yield methods.

Investment Securities

The investment portfolio consists of debt securities, including U.S. Treasury securities, obligations of U.S. government agencies, municipal bonds, residential and commercial mortgage-backed securities and corporate notes. Securities may be held in one of three portfolios: trading account securities, securities held-to-maturity or securities available-for-sale. Trading account securities are carried at estimated fair value, with unrealized gains and losses included in operations. The Company held no trading account securities as of December 31, 2022 or 2021. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held-to-maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available-for-sale are carried at fair value, with any unrealized gains or losses excluded from operations and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income or loss. Investment securities available-for-sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. When the fair value of a security falls below carrying value, an evaluation must be made to determine whether the unrealized loss is a temporary or other-than-temporary impairment. Impaired securities that are not deemed to be temporarily impaired are written down by a charge to operations to the extent that the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income or loss. The Company uses a systematic methodology to evaluate potential impairment of its investments that considers, among other things, the magnitude and duration of the decline in fair value, the financial health and business outlook of the issuer and the Company’s ability and intent to hold the investment until such time as the security recovers its fair value.

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

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of cost over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is determined to have an indefinite useful life and is not amortized but tested for impairment at least annually or more frequently if events or circumstances exist that indicate that a goodwill impairment test should be performed. The Company performs its annual goodwill impairment test as of October 1st.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other intangible assets consist of core deposit intangible assets arising from acquisitions. Core deposit intangibles have definite useful lives and are amortized on an accelerated basis over their estimated useful lives. The Company’s core deposit intangible assets have estimated useful lives of seven years. In addition, these intangible assets are evaluated for impairment whenever events or circumstances exist that indicate that the carrying amount should be reevaluated.

Other Real Estate Owned (OREO)

OREO consists of properties acquired through a foreclosure or in satisfaction of loans, as well as closed Bank and ALC branches. These properties are carried at net realizable value, less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses. Gains or losses realized upon the sale of OREO and additional losses related to subsequent valuation adjustments are determined on a specific property basis and are included as a component of non-interest expense along with carrying costs.

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

Stock-Based Compensation

Compensation expense is recognized for stock options and restricted stock awards issued to employees based on the fair value of these awards at the date of grant. The Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

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

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding (basic shares). Included in basic shares are shares that have been accrued as of the balance sheet date as deferred compensation for members of Bancshares’ Board of Directors, as well as shares of restricted stock that have been granted pursuant to Bancshares’ 2013 Incentive Plan (as amended, the “2013 Incentive Plan”) previously approved by Bancshares’ shareholders. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period (dilutive shares). The dilutive shares consist of nonqualified stock option grants issued to employees and members of Bancshares’ Board of Directors pursuant to the 2013 Incentive Plan. The following table reflects weighted average shares used to calculate basic and diluted net income per share for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Weighted average shares outstanding	5,969,575	6,205,261
Weighted average director deferred shares	114,483	114,096
Basic shares	6,084,058	6,319,357
Dilutive shares	419,650	420,250
Diluted shares	6,503,708	6,739,607

	Year Ended December 31,
	2022	2021
	(Dollars in Thousands, Except Per Share Data)
Net income	$6,864	$4,451
Basic net income per share	$1.13	$0.70
Diluted net income per share	$1.06	$0.66

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

ASU 2022-01, "Fair Value Hedging - Portfolio Layer Method - Derivatives and Hedging (Topic 815)." In March 2022, the FASB issued ASU 2022-01. The amendments in this standard update expand the current last-of-layer method of hedge accounting that permits only one hedged layer to allow multiple hedged layers of a single closed portfolio. This standard update

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2022-01 on January 1, 2023. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements; however, the impact will be dependent on future hedging activity.

ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Issued in January 2017, ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. As originally issued, ASU 2017-04 was effective prospectively for annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019. On October 16, 2019, the FASB approved a delay in the implementation of ASU 2017-04 by three years for smaller reporting companies, including the Company. The ASU became effective for the Company on January 1, 2023. The adoption of this standard update is not currently expected to have a material effect on the Company’s financial statements; however, the impact will be dependent on future evaluations of goodwill impairment that will continue to be performed by management on an annual basis.

ASU 2016-13, "Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” Issued in June 2016, ASU 2016-13 removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables and held-to-maturity debt securities. Known as the Current Expected Credit Loss (CECL) model, the revised guidance removes all current recognition thresholds and requires companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. The standard also adds disclosure requirements intended to enable users of the financial statements to understand credit risk in the portfolio and how management monitors credit quality, management’s estimate of expected credit losses, and changes in the estimate of credit losses during the period. As originally issued, ASU 2016-13 was effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019, with institutions required to apply the changes through a cumulative-effect adjustment to their retained earnings balance as of the beginning of the first reporting period in which the guidance is effective. On October 16, 2019, the FASB approved a delay in the implementation of ASU 2016-13 by three years for smaller reporting companies, including the Company. The standard became effective for the Company on January 1, 2023, and the Company recorded a transition adjustment that increased loan loss reserves by approximately $2.4 million. In accordance with transition accounting guidance, the transition adjustment was recorded directly to retained earnings during the first quarter of 2023 and will not impact current period earnings. In 2022, the FASB introduced ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures.” ASU 2022-02 seeks to improve the decision usefulness of information provided to investors concerning certain loan refinancings, restructurings and write-offs. The ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL accounting model and enhances the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted the amendments of ASU 2022-02 on January 1, 2023, concurrent with the adoption of the CECL accounting model. The amendments of ASU 2022-02 include only changes to certain financial statement disclosures; and, therefore, adoption of ASU 2022-02 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

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

Total restructuring charges incurred during the years ended December 31, 2022 and 2021 consisted of the following:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	Total
	(Dollars in Thousands)
Expense Category
Severance and personnel expenses	$108	$263	$371
Lease termination costs	2	224	226
Fixed asset valuation adjustments	—	239	239
Termination of technology contracts	45	85	130
Other expenses	—	93	93
Total expenses	$155	$904	$1,059

As of December 31, 2022, the majority of restructuring charges associated with the closure of ALC's branches have been incurred.

4.
INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of December 31, 2022 and 2021 were as follows:

	Available-for-Sale
	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$47,659	$2	$(3,704)	$43,957
Commercial	12,169	4	(480)	11,693
Obligations of U.S. government-sponsored agencies	5,116	—	(846)	4,270
Obligations of states and political subdivisions	2,166	—	(94)	2,072
Corporate notes	17,817	2	(1,898)	15,921
U.S. Treasury securities	56,956	—	(4,074)	52,882
Total	$141,883	$8	$(11,096)	$130,795

	Held-to-Maturity
	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$1,167	$—	$(41)	$1,126
Obligations of U.S. government-sponsored agencies	610	—	(40)	570
Obligations of states and political subdivisions	85	—	(12)	73
Total	$1,862	$—	$(93)	$1,769

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

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of December 31, 2022 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$511	$511	$—	$—
Maturing after one to five years	61,068	57,159	—	—
Maturing after five to ten years	67,309	60,872	1,606	1,536
Maturing after ten years	12,995	12,253	256	233
Total	$141,883	$130,795	$1,862	$1,769

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2022 and 2021.

	Available-for-Sale
	December 31, 2022
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$19,876	$(952)	$23,903	$(2,752)
Commercial	9,720	(357)	1,247	(123)
Obligations of U.S. government-sponsored agencies	—	—	4,270	(846)
Obligations of states and political subdivisions	1,559	(41)	512	(53)
Corporate notes	6,845	(898)	8,075	(1,000)
U.S. Treasury securities	21,240	(698)	31,642	(3,376)
Total	$59,240	$(2,946)	$69,649	$(8,150)

	Held-to-Maturity
	December 31, 2022
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$1,125	$(41)	$—	$—
Obligations of U.S. government-sponsored agencies	215	(7)	356	(33)
Obligations of states and political subdivisions	73	(12)	—	—
Total	$1,413	$(60)	$356	$(33)

	Available-for-Sale
	December 31, 2021
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$31,346	$(240)	$253	$(2)
Commercial	2,245	(12)	2,970	(35)
Obligations of U.S. government-sponsored agencies	4,987	(13)	194	(2)
Obligations of states and political subdivisions	561	(10)	—	—
Corporate notes	9,092	(52)	—	—
U.S. Treasury securities	34,692	(404)	—	—
Total	$82,923	$(731)	$3,417	$(39)

There were no held-to-maturity securities in an unrealized loss position as of December 31, 2021.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Due to the increasing interest rate environment during the year ended December 31, 2022, gross unrealized losses increased, particularly within the Company’s available-for-sale portfolio. Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to: (i) the length of time and the extent to which fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; (iii) whether the Company intends to sell the securities; and (iv) whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.

As of December 31, 2022, 38 debt securities had been in a loss position for more than 12 months, and 86 debt securities had been in a loss position for less than 12 months. As of December 31, 2021, ten debt securities had been in a loss position for more than 12 months, and 32 debt securities had been in a loss position for less than 12 months. As of both December 31, 2022 and 2021, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. The Company did not recognize any other-than-temporary impairments as of December 31, 2022 and 2021.

Investment securities with a carrying value of $54.7 million and $52.2 million as of December 31, 2022 and 2021, respectively, were pledged to secure public deposits and for other purposes.
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

Secured by 1-4 family residential properties – These loans include conventional mortgage loans on one-to-four family residential properties. The properties may serve as the borrower’s primary residence, vacation home or investment property. Also included in this portfolio are home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.

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

Indirect consumer – This portfolio segment includes loans secured by collateral purchased by consumers at retail stores with whom the Company has an established relationship to provide financing for the retail products sold if applicable underwriting standards are met. The collateral securing these loans generally includes recreational vehicles, campers, boats, horse trailers and cargo trailers.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2022 and 2021, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	December 31, 2022
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$54,396	$—	$54,396
Secured by 1-4 family residential properties	86,946	1,480	88,426
Secured by multi-family residential properties	67,917	—	67,917
Secured by non-farm, non-residential properties	199,965	—	199,965
Commercial and industrial loans (1)	73,561	—	73,561
Consumer loans:
Direct consumer	5,145	4,908	10,053
Branch retail	—	14,237	14,237
Indirect	266,567	—	266,567
Total loans	754,497	20,625	775,122
Less: Unearned interest, fees and deferred cost	799	450	1,249
Allowance for loan losses	8,057	1,365	9,422
Net loans	$745,641	$18,810	$764,451

	December 31, 2021
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$67,048	$—	$67,048
Secured by 1-4 family residential properties	70,439	2,288	72,727
Secured by multi-family residential properties	46,000	—	46,000
Secured by non-farm, non-residential properties	197,901	—	197,901
Commercial and industrial loans (1)	73,947	—	73,947
Consumer loans:
Direct consumer	5,972	15,717	21,689
Branch retail	—	25,692	25,692
Indirect	205,940	—	205,940
Total loans	667,247	43,697	710,944
Less: Unearned interest, fees and deferred cost	(324)	2,918	2,594
Allowance for loan losses	7,038	1,282	8,320
Net loans	$660,533	$39,497	$700,030

(1)
Includes equipment financing leases and PPP loans. As of December 31, 2022 and 2021, equipment financing leases totaled $10.3 million and $11.0 million, respectively. As of December 31, 2022 and 2021, PPP loans totaled $6 thousand and $1.7 million, respectively.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 53.0% and 54.0%% of the portfolio was concentrated in loans secured by real estate as of December 31, 2022 and 2021, respectively.

Loans with a carrying value of $68.2 million and $66.6 million were pledged as collateral to secure FHLB borrowings as of December 31, 2022 and 2021, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of December 31, 2022 and 2021 were $0.2 million and $0.3 million, respectively. During the year ended December 31, 2022, there were no new

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

loans to these parties, and repayments by active related parties were $0.1 million. During the year ended December 31, 2021, there were no new loans to these parties, and repayments by active related parties were $0.1 million.

Allowance for Loan and Lease Losses

The following tables present changes in the allowance for loan and lease losses during the years ended December 31, 2022 and 2021 and the related loan balances by loan type as of December 31, 2022 and 2021:

	As of and for the Year Ended December 31, 2022
	Construction, Land Development, and Other	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$628	$690	$437	$1,958	$860	$1,004	$304	$2,439	$8,320
Charge-offs	—	(40)	—	—	—	(1,958)	(633)	(382)	(3,013)
Recoveries	2	39	—	5	0	565	151	45	807
Provision	(113)	143	209	7	59	1,255	696	1,052	3,308
Ending balance	$517	$832	$646	$1,970	$919	$866	$518	$3,154	$9,422
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$7	$—	$—	$252	$—	$—	$—	$259
Collectively evaluated for impairment	517	825	646	1,970	667	866	518	3,154	9,163
Total allowance for loan and lease losses	$517	$832	$646	$1,970	$919	$866	$518	$3,154	$9,422
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$582	$—	$2,492	$2,429	$18	$—	$—	$5,521
Collectively evaluated for impairment	54,396	87,844	67,917	197,473	71,132	10,035	14,237	266,567	769,601
Total loans receivable	$54,396	$88,426	$67,917	$199,965	$73,561	$10,053	$14,237	$266,567	$775,122

	As of and for the Year Ended December 31, 2021
	Construction, Land Development, and Other	1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$393	$639	$577	$1,566	$1,008	$1,202	$373	$1,712	$7,470
Charge-offs	(23)	(12)	—	—	(6)	(1,230)	(377)	(483)	(2,131)
Recoveries	22	14	—	5	21	626	215	68	971
Provision	236	49	(140)	387	(163)	406	93	1,142	2,010
Ending balance	$628	$690	$437	$1,958	$860	$1,004	$304	$2,439	$8,320
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$10	$—	$—	$57	$—	$—	$—	$67
Collectively evaluated for impairment	628	680	437	1,958	803	1,004	304	2,439	8,253
Total allowance for loan and lease losses	$628	$690	$437	$1,958	$860	$1,004	$304	$2,439	$8,320
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$646	$—	$1,051	$880	$21	$—	$—	$2,598
Collectively evaluated for impairment	67,048	72,081	46,000	196,850	73,067	21,668	25,692	205,940	708,346
Total loans receivable	$67,048	$72,727	$46,000	$197,901	$73,947	$21,689	$25,692	$205,940	$710,944

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
•
Doubtful (Risk Grade 8): Loans classified as doubtful have all of the weaknesses found in substandard loans, with the added characteristic that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable or improbable. Serious problems exist such that partial loss of principal is likely; however, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Such pending factors may include proposed merger, acquisition or liquidation procedures, capital injection, perfection of liens on additional collateral and refinancing plans. Loans classified as doubtful may include loans to borrowers that have demonstrated a history of failing to live up to agreements. The Company did not have any loans classified as Doubtful (Risk Grade 8) as of December 31, 2022 or 2021.
•
Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Company did not have any loans classified as Loss (Risk Grade 9) as of December 31, 2022 or 2021.

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2022:

	December 31, 2022
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$54,396	$—	$—	$54,396
Secured by multi-family residential properties	67,917	—	—	67,917
Secured by non-farm, non-residential properties	196,813	651	2,501	199,965
Commercial and industrial loans	70,515	—	3,046	73,561
Total	$389,641	$651	$5,547	$395,839
As a percentage of total loans	98.43%	0.17%	1.40%	100.00%

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2022
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$87,302	$1,124	$88,426
Consumer loans:
Direct consumer	10,007	46	10,053
Branch retail	14,205	32	14,237
Indirect	266,496	71	266,567
Total	$378,010	$1,273	$379,283
As a percentage of total loans	99.66%	0.34%	100.00%

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2021:

	December 31, 2021
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$67,046	$—	$2	$67,048
Secured by multi-family residential properties	43,472	2,528	—	46,000
Secured by non-farm, non-residential properties	189,425	7,442	1,034	197,901
Commercial and industrial loans	72,116	333	1,498	73,947
Total	$372,059	$10,303	$2,534	$384,896
As a percentage of total loans	96.66%	2.68%	0.66%	100.00%

	December 31, 2021
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$71,526	$1,201	$72,727
Consumer loans:
Direct consumer	20,939	750	21,689
Branch retail	25,486	206	25,692
Indirect	205,940	—	205,940
Total	$323,891	$2,157	$326,048
As a percentage of total loans	99.34%	0.66%	100.00%

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides an aging analysis of past due loans by class as of December 31, 2022:

	As of December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$54,396	$54,396	$—
Secured by 1-4 family residential properties	800	87	78	965	87,461	88,426	—
Secured by multi-family residential properties	—	—	—	—	67,917	67,917	—
Secured by non-farm, non-residential properties	137	—	—	137	199,828	199,965	—
Commercial and industrial loans	61	—	300	361	73,200	73,561	—
Consumer loans:
Direct consumer	250	49	30	329	9,724	10,053	—
Branch retail	257	85	32	374	13,863	14,237
Indirect	186	55	71	312	266,255	266,567	—
Total	$1,691	$276	$511	$2,478	$772,644	$775,122	$—
As a percentage of total loans	0.21%	0.04%	0.07%	0.32%	99.68%	100.00%

The following table provides an aging analysis of past due loans by class as of December 31, 2021:

	As of December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$67,048	$67,048	$—
Secured by 1-4 family residential properties	349	23	20	392	72,335	72,727	—
Secured by multi-family residential properties	—	—	—	—	46,000	46,000	—
Secured by non-farm, non-residential properties	403	—	—	403	197,498	197,901	—
Commercial and industrial loans	54	—	234	288	73,659	73,947	—
Consumer loans:
Direct consumer	652	589	730	1,971	19,718	21,689	—
Branch retail	377	182	206	765	24,927	25,692
Indirect	43	14	—	57	205,883	205,940	—
Total	$1,878	$808	$1,190	$3,876	$707,068	$710,944	$—
As a percentage of total loans	0.27%	0.11%	0.17%	0.55%	99.45%	100.00%

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides an analysis of non-accruing loans by class as of December 31, 2022 and 2021:

	Loans on Non-Accrual Status
	December 31, 2022	December 31, 2021
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$2
Secured by 1-4 family residential properties	914	780
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	—	—
Commercial and industrial loans	605	277
Consumer loans:
Direct consumer	29	743
Branch retail	32	206
Indirect	71	—
Total loans	$1,651	$2,008

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral at the Bank. All loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. At management’s discretion, additional loans may be impaired based on homogeneous factors such as changes in the nature and volume of the portfolio, portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends and economic conditions that may affect the borrower’s ability to pay. At ALC, all loans of $50 thousand or more that are 90 days or more past due are identified for impairment analysis. As of both December 31, 2022 and 2021, there were $0.1 million of impaired loans with no related allowance recorded at ALC. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2022, the carrying amount of the Company’s impaired loans consisted of the following:

	December 31, 2022
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	568	568	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,492	2,492	—
Commercial and industrial	2,076	2,076	—
Direct consumer	18	18	—
Total impaired loans with no related allowance recorded	$5,154	$5,154	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	14	14	7
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	353	353	252
Direct consumer	—	—	—
Total impaired loans with an allowance recorded	$367	$367	$259
Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	582	582	7
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,492	2,492	—
Commercial and industrial	2,429	2,429	252
Direct consumer	18	18	—
Total impaired loans	$5,521	$5,521	$259

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

The average net investment in impaired loans and interest income recognized and received on impaired loans during the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31, 2022
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$87	$—	$—
Secured by 1-4 family residential properties	614	14	6
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,529	49	48
Commercial and industrial	1,279	8	5
Direct consumer	19	1	1
Total	$3,528	$72	$60

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2021
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	773	31	31
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,377	140	108
Commercial and industrial	637	61	40
Direct consumer	22	9	2
Total	$3,809	$241	$181

Loans on which the accrual of interest has been discontinued totaled $1.7 million and $2.0 million as of December 31, 2022 and 2021, respectively. If interest on those loans had been accrued, there would have been $60 thousand and $52 thousand of interest accrued for the years ended December 31, 2022 and 2021, respectively. Interest income related to these loans for the years ended December 31, 2022 and 2021 was $29 thousand and $30 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were no loans modified with concessions granted during the years ended December 31, 2022 or 2021. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of both December 31, 2022 and 2021, the Company did not have any non-accruing loans that were previously restructured and that remained on non-accrual status. For both of the years ended December 31, 2022 and 2021, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides, as of December 31, 2022 and 2021, the number of loans remaining in each loan category that the Company had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	December 31, 2022			December 31, 2021
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	1	23	12	1	23	12
Secured by non-farm, non-residential properties	2	621	612	2	621	617
Commercial loans	1	71	22	1	71	31
Total	4	$715	$646	4	$715	$660

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2022 and 2021, no loans that previously had been modified in a troubled debt restructuring had defaulted subsequent to modification.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $6 thousand and $7 thousand as of December 31, 2022 and 2021, respectively.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.
OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity during the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(Dollars in Thousands)
Beginning balance	$2,149	$949
Additions (1)	411	1,981
Sales proceeds	(2,232)	(1,205)
Gross gains	386	491
Gross losses	(27)	—
Net gains	359	491
Impairment	(1)	(67)
Ending balance	$686	$2,149

(1)
Additions to other real estate owned (“OREO”) include transfers from loans, transfers from closed Bank and ALC branches, and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was $20 thousand and $151 thousand as of December 31, 2022 and 2021, respectively. In addition, the Company did not hold any consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of both December 31, 2022 and 2021.

Repossessed Assets

In addition to the other real estate and other assets acquired in foreclosure, the Company also acquires assets through the repossession of the underlying collateral of loans in default. The following table summarizes repossessed asset activity during the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(Dollars in Thousands)
Beginning balance	$154	$245
Transfers from loans	887	803
Sales proceeds	(506)	(798)
Gross gains	—	—
Gross losses	(452)	(96)
Net losses	(452)	(96)
Impairment	—	—
Ending balance	$83	$154

Repossessed assets are included in Other Assets in the Company’s consolidated balance sheet.

7.
GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $7.4 million of goodwill as a result of its acquisition of The Peoples Bank (“TPB”) in 2018. Goodwill impairment was neither indicated nor recorded during the years ended December 31, 2022 or 2021.

Goodwill is tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the implied fair value of goodwill is lower than its carrying amount, impairment is indicated, and goodwill must

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

be written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill totaled $7.4 million as of both December 31, 2022 and 2021.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $2.0 million were recorded during 2018 as part of the TPB acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) as of December 31, 2022 were as follows:

	December 31, 2022	December 31, 2021
	(Dollars in Thousands)	(Dollars in Thousands)
Goodwill	$7,435	$7,435
Core deposit intangible:
Gross carrying amount	2,048	2,048
Accumulated amortization	(1,682)	(1,414)
Core deposit intangible, net	366	634
Total	$7,801	$8,069

The Company’s estimated remaining amortization expense on intangible assets as of December 31, 2022 was as follows:

Amortization Expense
(Dollars in Thousands)
2023	195
2024	122
2025	49
Total	$366

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

8.
PREMISES AND EQUIPMENT

Premises and equipment and applicable depreciable lives are summarized as follows:

	December 31,
	2022	2021
	(Dollars in Thousands)
Land	$5,390	$5,486
Premises (40 years)	24,880	25,924
Furniture, fixtures and equipment (3-7 years)	15,792	15,629
Total cost of premises and equipment	46,062	47,039
Less accumulated depreciation	(21,623)	(21,916)
Total premises and equipment, net	$24,439	$25,123

Depreciation expense of $1.6 million and $1.7 million was recorded in 2022 and 2021, respectively.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.
DEPOSITS

As of December 31, 2022, the scheduled maturities of the Company’s time deposits were as follows:

(Dollars in Thousands)
2023	$115,494
2024	56,104
2025	63,576
2026	13,274
2027	4,264
Total	$252,712

Time deposits greater than $250 thousand totaled $29.5 million and $31.0 million as of December 31, 2022 and 2021, respectively. Included in deposits, the Company held brokered certificates of deposit totaling $62.5 million as of December 31, 2022 and $32.0 million as of December 31, 2021. Deposits from related parties held by the Company totaled $4.1 million and $4.2 million as of December 31, 2022 and 2021, respectively.

10.
BORROWINGS

Short-Term Borrowings

Short-term borrowings may consist of federal funds purchased, securities sold under repurchase agreements, and short-term FHLB advances with original maturities of one year or less.

•
Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both December 31, 2022 and 2021, there were no federal funds purchased outstanding.

•
Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of December 31, 2022 and 2021 totaled $38 thousand and $46 thousand, respectively.

•
Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of December 31, 2022 and 2021, the Bank had $20.0 million and $10.0 million in outstanding FHLB advances with original maturities of less than one year, respectively.

Long-Term Borrowings

FHLB Advances

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both December 31, 2022 and 2021, the Company did not have any long-term FHLB advances outstanding.

Subordinated Debt

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031 (the “Notes”). The Notes bear interest at a rate of 3.50% per annum for the first five years; then the interest rate will be reset quarterly to a benchmark interest rate per annum which,

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

subject to certain conditions provided in the Notes, will be equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 275 basis points. The Company has used and expects to continue to use the net proceeds for general corporate purposes, which may include the repurchase of the Company’s common stock, and to support organic growth plans, including the maintenance of capital ratios. Following receipt of the net proceeds of the Notes, the Company invested $5.0 million into capital surplus of the Bank. As of both December 31, 2022 and 2021, the Notes were recorded as long-term borrowings totaling $10.7 million, net of unamortized debt issuance costs.

	2022	2021
	(Dollars in Thousands)
Balance at year-end	$10,726	$10,653
Average balance during the year	$10,689	$2,682
Maximum month-end balance during the year	$10,726	$10,653
Average rate paid during the year, including amortization of debt issuance costs	4.20%	4.20%
Weighted average remaining maturity (in years)	8.75	9.75

Available Credit

As an additional funding source, the Company has available unused lines of credit with correspondent banks, the Federal Reserve and the FHLB. Certain of these funding sources are subject to underlying collateral availability. As of December 31, 2022 and 2021, the Company’s available unused lines of credit consisted of the following:

Available Unused Lines of Credit	Collateral Requirements	December 31, 2022	December 31, 2021
Correspondent banks	None	$45.0 million	$45.0 million
Federal Reserve (discount window)	Subject to collateral	$15.0 million	$15.0 million
FHLB advances (1)	Subject to collateral	$246.8 million	$237.0 million

(1)
These amounts represent the total remaining credit the Company has from the FHLB, but this credit can only be utilized to the extent that underlying collateral exists. Assets pledged (including loans and investment securities) associated with FHLB advances and letters of credit totaled $68.2 million and $66.6 million as of December 31, 2022 and 2021, respectively. The Company’s collateral exposure with the FHLB in the form of advances and letters of credit was $50.0 million and $40.0 million as of December 31, 2022 and 2021, respectively, leaving an excess of collateral of $18.2 million and $26.6 million available to utilize for additional credit as of the respective dates.
11.
INCOME TAXES

The consolidated provisions for income taxes for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
	(Dollars in Thousands)
Federal
Current	$2,025	$1,522
Deferred	(291)	(527)
Total federal	1,734	995
State
Current	490	154
Deferred	(76)	126
Total state	414	280
Total	$2,148	$1,275

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The consolidated tax expense differed from the amount computed by applying the Company’s federal statutory income tax rate of 21.0% in 2022 and 2021 as described in the following table:

	2022	2021
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$1,892	$1,202
Increase (decrease) resulting from:
Tax-exempt interest	(76)	(88)
Bank-owned life insurance	(62)	(62)
State income tax expense, net of federal income taxes	329	169
Other	65	54
Total	$2,148	$1,275

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 are presented below:

	2022	2021
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$2,333	$2,065
Deferred compensation	895	947
Deferred commissions and fees	407	243
Unrealized loss on securities available-for-sale	2,715	—
Unrealized loss on cash flow hedges	—	144
Other	905	862
Total gross deferred tax assets	7,255	4,261
Deferred tax liabilities:
Premises and equipment	1,288	1,248
Core deposit intangible	91	158
Limited partnerships	94	87
Unrealized gain on securities available-for-sale	—	52
Unrealized gain on cash flow hedges	301	—
Other	341	266
Total gross deferred tax liabilities	2,115	1,811
Net deferred tax asset, included in other assets	$5,140	$2,450

The Company did not have any federal or state net operating loss carryforwards as of December 31, 2022 or December 31, 2021. The Company files income tax returns with the federal government and several states. The majority of its income is attributable to the states of Alabama and Tennessee. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the states in which it filed for the years ended December 31, 2014 through 2022.

As of December 31, 2022, the Company had no unrecognized tax benefits related to federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2022. As of December 31, 2022, the Company had accrued no interest and no penalties related to uncertain tax positions.

12.
EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allows participants to defer a portion of their compensation on a pre-tax basis, subject to the statutory annual contribution limit. For 2022 and 2021, the Company made “safe harbor” contributions on behalf of participants in the form of a match that was equal to 100% of each participant’s elective deferrals, up to a maximum of 4% of the participant’s eligible compensation. The 401(k) Plan also allows the Company to make discretionary matching contributions on behalf of participants equal to 2% of each participant’s elective deferrals. No discretionary match was made in 2022 or 2021. The Company’s matching contributions to the 401(k) Plan totaled $0.4 million in 2022 and 0.5 million 2021.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Participants can elect to invest up to 20% of incoming contributions (measured at the time of investment) in the 401(k) Plan in the form of Company stock. The 401(k) Plan held 184,987 and 238,514 shares of Company stock as of December 31, 2022 and 2021, respectively. These shares are allocated to participants in the 401(k) Plan and, accordingly, are included in the earnings per share calculations.

13.
DEFERRED COMPENSATION PLANS

The Company has entered into separate supplemental retirement compensation benefits agreements with certain non-employee directors and former executive officers. These agreements are structured as nonqualified retirement plans for federal income tax purposes. The Company’s obligation under these agreements is accrued as deferred compensation in accordance with the terms of the individual contracts over the required service period to the date the employee is eligible to receive benefits. The Company’s deferred compensation obligation under these agreements totaled $3.1 million and $3.2 million as of December 31, 2022 and 2021, respectively.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of December 31, 2022 and 2021, a total of 114,190 and 117,825 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

14.
STOCK AWARDS

In accordance with the 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Stock-based compensation expense related to stock awards totaled $0.4 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

Stock Options

Stock option awards have been granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms. The Company recognizes the cost of services received in exchange for stock option awards based on the grant date fair value of the award, with compensation expense recognized on a straight-line basis over the award’s vesting period. The fair value of outstanding awards was determined using the Black-Scholes option pricing model at the date of grant. The Company did not grant any stock option awards during the years ended December 31, 2022 and 2021.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the Company’s stock option activity for the periods presented.

	Year Ended
	December 31, 2022		December 31, 2021
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of year	420,250	$9.79	421,000	$9.79
Granted	—	—	—	—
Exercised	—	—	750	8.23
Forfeited	600	10.86	—	—
Options outstanding, end of year	419,650	$9.79	420,250	$9.79
Options exercisable, end of year	416,249	$9.77	395,678	$9.74

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was approximately $0.1 million as of December 31, 2022 and $0.6 million as of December 31, 2021.

Restricted Stock

During the years ended December 31, 2022 and 2021, 45,935 shares and 38,430 shares, respectively, of restricted stock were granted. Awards granted to employees had a three-year vesting period, while awards granted to non-employee directors had a one-year vesting period. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

15.
SHAREHOLDERS’ EQUITY

Dividends are paid at the discretion of the Company’s Board of Directors, based on the Company’s operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are the Company’s primary source of funds for the payment of dividends to shareholders. In addition, federal and state regulatory agencies have the authority to prevent the Company from paying a dividend to shareholders. During the year ended December 31, 2022, the Company declared dividends totaling $0.8 million, or $0.14 per share, compared to $0.7 million, or $0.12 per share, during the year ended December 31, 2021.

Regulatory Capital

The Bank is subject to the revised capital requirements as described in the section captioned “Supervision and Regulation – Capital Adequacy” included in Part I, Item I of this report. Under these requirements, the Bank is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Bank and Bancshares, and could impact Bancshares’ ability to pay dividends. The Bank’s minimum risk-based capital requirements include the fully implemented capital conservation buffer of 2.50%. As of both December 31, 2022 and 2021, the Bank exceeded all applicable minimum capital standards. In addition, the Bank met applicable regulatory guidelines to be considered well-capitalized as of both December 31, 2022 and 2021. To be categorized in this manner, the Bank maintained common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the tables below. In addition, the Bank was not subject to any written agreement, order, capital directive or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific level for any capital measures.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide the Bank’s actual regulatory capital amounts and ratios under regulatory capital standards in effect (Basel III) at December 31, 2022 and 2021:

	2022
	Actual Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	$92,853	11.07%	7.00%	6.50%
Tier 1 capital (to risk-weighted assets)	92,853	11.07%	8.50%	8.00%
Total capital (to risk-weighted assets)	102,275	12.19%	10.50%	10.00%
Tier 1 leverage (to average assets)	92,853	9.39%	4.00%	5.00%

	2021
	Actual Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	$87,379	11.36%	7.00%	6.50%
Tier 1 capital (to risk-weighted assets)	87,379	11.36%	8.50%	8.00%
Total capital (to risk-weighted assets)	95,699	12.44%	10.50%	10.00%
Tier 1 leverage (to average assets)	87,379	9.17%	4.00%	5.00%

No significant conditions or events have occurred since December 31, 2022 that management believes have affected the Bank’s classification as “well-capitalized.” Because of the size of the Company’s balance sheet, there is currently no requirement for separate reporting of capital amounts and ratios for Bancshares. Accordingly, such amounts and ratios are not included.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.
LEASES

The Bank and ALC are involved in a number of operating leases, primarily for branch locations. Branch leases have remaining lease terms ranging from two years to six years, some of which include options to extend the leases for up to five years, and some of which include an option to terminate the lease within one year. The Bank leases certain office facilities to third parties and classifies these leases as operating leases.

The following table provides a summary of the components of lease income and expense, as well as the reporting location in the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021:

		Year Ended
	Location	December 31, 2022	December 31, 2021
		(Dollars in Thousands)
Operating lease expense (1)	Net occupancy and equipment	$434	$999
Operating lease income (2)	Lease income	$864	$830

(1)
Includes short-term lease costs. For the years ended December 31, 2022 and 2021, short-term lease costs were nominal in amount.
(2)
Operating lease income includes rental income from owned properties.

The following table provides supplemental lease information for operating leases on the Consolidated Balance Sheet as of December 31, 2022:

	Location	December 31, 2022	December 31, 2021
		(Dollars in Thousands)	(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$1,883	$2,245
Operating lease liabilities	Other liabilities	$1,961	$2,317
Weighted-average remaining lease term (in years)		5.03	5.90
Weighted-average discount rate		3.30%	3.29%

The following table provides supplemental lease information for the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31, 2022	December 31, 2021
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$427	$859

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of December 31, 2022:

Minimum Rental Payments
(Dollars in Thousands)
2023	$432
2024	438
2025	339
2026	346
2027	353
2028 and thereafter	238
Total future minimum lease payments	$2,146
Less: Imputed interest	185
Total	$1,961

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

Fair Value Hedges

The Bank has entered into forward interest rate swap contracts on fixed rate commercial real estate loans. The interest rate swaps were designated as derivative instruments in fair value hedges with the objective of effectively converting pools of fixed rate assets to variable rate throughout the hedge durations. Under the swap arrangements, the Bank pays a fixed interest rate and receives a variable interest rate based on one-month LIBOR, or a comparable benchmark interest rate, on the notional amount, with monthly net settlements. The Bank recognized no gains or losses on the fair value hedges during the years ended December 31, 2022 and 2021.

Terminated Hedges

Cash Flow Hedge Terminated in 2022

During the second quarter of 2022, the Bank terminated a forward interest rate swap contract on a variable FHLB advance that was previously designated as a cash flow hedge. The termination of the swap resulted in a net deferred gain of $0.3 million which will remain in accumulated other comprehensive income and be reclassified into earnings over the original term of the interest rate swap contract. During the year ended December 31, 2022, a gain of $70 thousand, net of income taxes, was reclassified from other comprehensive income (loss) related to the terminated contract. There were no gains or losses reclassified from other comprehensive income (loss) related to cash flow hedges for the year ended December 31, 2021.

Hedges Terminated Subsequent to December 31, 2022

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Subsequent to December 31, 2022, the Company terminated all four interest rate swap contracts that were in place as of December 31, 2022 and recorded deferred gains totaling $2.2 million associated with the terminations. The purpose of the terminations was to partially mitigate interest rate risk in downward interest rate scenarios. The deferred gains will be accreted to net interest income over the remaining life of the original term of each swap.

Presentation

The Company has elected to offset derivative fair value amounts under master netting agreements, given that all of the Company’s hedges are with the same counterparty.

The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Consolidated Balance Sheets on a net basis as of December 31, 2022 and 2021.

	As of December 31, 2022		As of December 31, 2021
		Estimated Fair Value		Estimated Fair Value
	Notional Amount	Gain (Loss) (1)	Notional Amount	Gain (Loss) (1)
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to fixed rate commercial real estate loans	$20,000	$1,101	$20,000	$(198)
Total fair value hedges		1,101		(198)
Cash flow hedges:
Interest rate swaps related to variable-rate money market deposit accounts	20,000	1,205	20,000	(472)
Interest rate swaps related to FHLB advances	—	—	10,000	(104)
Total cash flow hedges		1,205		(576)
Total hedges designated as hedging instruments, net		$2,306		$(774)

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

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

Location in the Consolidated Balance Sheet in Which the Hedged	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Item is Included	December 31, 2022
	(Dollars in Thousands)
Loans and leases, net of allowance for loan and lease losses (1)	$32,233	$1,101

(1)
These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of December 31, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $33.3 million, the cumulative basis adjustments associated with these hedging relationships were $1.1 million, and the amounts of the designated hedged items were $20 million.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the effect of hedging derivative instruments on the Company’s Consolidated Statements of Operations.

	Location in the	Year Ended December 31,
	Consolidated Statements	2022	2021
	of Operations	(Dollars in Thousands)
Interest income	Interest and fees on loans	$75	$(253)
Interest expense	Interest on deposits	56	(127)
Interest expense	Interest on short-term borrowings	(5)	(333)
	Net increase (decrease) to income before income taxes	$126	$(713)

18.
SEGMENT REPORTING

In the tables below, information is disclosed for the two reportable operating segments of Bancshares: the Bank and ALC. The reportable segments were determined using the internal management reporting system. These segments comprise Bancshares’ and the Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The parent company and FUSB Reinsurance are included in the "All Other" column. The results for the two reportable segments of the Company are included in the tables below:

	2022
	Bank	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$37,510	$4,716	$5	$(1,034)	$41,197
Total interest expense	3,803	1,029	458	(1,034)	4,256
Net interest income	33,707	3,687	(453)	—	36,941
Provision for loan and lease losses	1,338	1,970	—	—	3,308
Net interest income after provision	32,369	1,717	(453)	—	33,633
Total non-interest income	3,535	204	8,091	(8,379)	3,451
Total non-interest expense	25,278	1,751	1,238	(195)	28,072
Income (loss) before income taxes	10,626	170	6,400	(8,184)	9,012
Provision for income taxes	2,475	45	(372)	—	2,148
Net income (loss)	$8,151	$125	$6,772	$(8,184)	$6,864
Other significant items:
Total assets	$998,727	$19,772	$101,072	$(124,904)	$994,667
Total investment securities	132,657	—	—	—	132,657
Total loans, net	763,941	18,810	—	(18,300)	764,451
Goodwill and core deposit intangible, net	7,801	—	—	—	7,801
Investment in subsidiaries	—	—	93,414	(93,414)	—
Fixed asset additions	1,262	—	—	—	1,262
Depreciation and amortization expense	1,579	35	—	—	1,614
Total interest income from external customers	36,481	4,716	—	—	41,197
Total interest income from affiliates	1,029	—	5	(1,034)	—

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2021
	Bank	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$32,537	$9,019	$7	$(1,642)	$39,921
Total interest expense	2,842	1,635	115	(1,642)	2,950
Net interest income	29,695	7,384	(108)	—	36,971
Provision for loan and lease losses	1,515	495	—	—	2,010
Net interest income after provision	28,180	6,889	(108)	—	34,961
Total non-interest income	3,206	576	5,697	(5,958)	3,521
Total non-interest expense	25,188	6,599	1,421	(452)	32,756
Income (loss) before income taxes	6,198	866	4,168	(5,506)	5,726
Provision for income taxes	1,305	221	(251)	—	1,275
Net income (loss)	$4,893	$645	$4,419	$(5,506)	$4,451
Other significant items:
Total assets	$961,572	$40,924	$106,247	$(150,441)	$958,302
Total investment securities	134,238	—	81	—	134,319
Total loans, net	699,600	39,499	—	(39,069)	700,030
Goodwill and core deposit intangible, net	8,069	—	—	—	8,069
Investment in subsidiaries	—	—	95,172	(95,172)	—
Fixed asset additions	816	6	—	—	822
Depreciation and amortization expense	1,613	79	—	—	1,692
Total interest income from external customers	30,902	9,019	—	—	39,921
Total interest income from affiliates	1,635	—	7	(1,642)	—

On September 3, 2021, the Company announced that, effective immediately, ALC had ceased new business development and permanently closed its 20 branch lending locations in Alabama and Mississippi to the public. See Note 3 for additional discussion.

19.
OTHER OPERATING INCOME AND EXPENSE

Other operating income for the years ended December 31, 2022 and 2021 consisted of the following:

	Year Ended December 31,
	2022	2021
	(Dollars in Thousands)
Bank-owned life insurance	$451	$439
Credit insurance commissions and fees	$(93)	$192
ATM fee income	532	577
Mortgage fees from secondary market	17	23
Wire transfer fees	52	64
Gain on sales of premises and equipment and other assets	301	19
Other income	256	286
Total	$1,516	$1,600

Other operating expense for the years ended December 31, 2022 and 2021 consisted of the following:

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
	2022	2021
	(Dollars in Thousands)
Postage, stationery and supplies	$614	$802
Telephone/data communication	682	903
Advertising and marketing	189	167
Travel and business development	225	147
Collection and recoveries	261	168
Other services	323	322
Insurance expense	566	635
FDIC insurance and state assessments	684	726
Loss on sales of premises and equipment and other assets	69	150
Core deposit intangible amortization	268	341
Other real estate/foreclosure expense, net	(331)	(371)
Other expense	2,124	2,114
Total	$5,674	$6,104

20.
GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2022 and 2021, there were no credit losses associated with derivative contracts.

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

	December 31,
	2022	2021
	(Dollars in Thousands)
Standby letters of credit	$—	$—
Standby performance letters of credit	$556	$582
Commitments to extend credit	$186,169	$164,247

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of December 31, 2022 and 2021, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates accrued liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies’ incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both December 31, 2022 and 2021. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the years ended December 31, 2022 or 2021.

Fair Value Measurements on a Recurring Basis

Securities Available-for-Sale

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021.

	Fair Value Measurements as of December 31, 2022 Using
	Totals At December 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$43,957	$—	$43,957	$—
Commercial	11,693	—	11,693	—
Obligations of U.S. government-sponsored agencies	4,270	—	4,270	—
Obligations of states and political subdivisions	2,072	—	2,072	—
Corporate notes	15,921		14,921	1,000
U.S. Treasury securities	52,882	52,882	—	—
Other assets - derivatives	2,306	—	2,306	—

	Fair Value Measurements as of December 31, 2021 Using
	Totals At December 31, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$46,228	$—	$46,228	$—
Commercial	24,971	—	24,971	—
Obligations of U.S. government-sponsored agencies	5,192	—	5,182	10
Obligations of states and political subdivisions	4,317	—	4,317	—
Corporate notes	15,482		15,482	—
U.S. Treasury securities	34,693	34,693	—	—
Other liabilities - derivatives	774	—	774	—

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

As of both December 31, 2022 and 2021, included within OREO were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Bank and ALC that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

The following table presents the balances of impaired loans, OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of December 31, 2022 and 2021:

	Fair Value Measurements as of December 31, 2022 Using
	Totals At December 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$108	$—	$—	$108
OREO and other assets held-for-sale	686	—	—	686

	Fair Value Measurements as of December 31, 2021 Using
	Totals At December 31, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$6	$—	$—	$6
OREO and other assets held-for-sale	2,149	—	—	2,149

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2022. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of December 31, 2022 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value December 31, 2022	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$108	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	(9.5)%

OREO and other assets held-for-sale	$686	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	(9.5)%

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2022 and 2021 were as follows:

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$30,152	$30,152	$30,152	$—	$—
Investment securities available-for-sale	130,795	130,795	52,882	76,913	1,000
Investment securities held-to-maturity	1,862	1,769	—	1,769	—
Federal funds sold	1,768	1,768	—	1,768	—
Federal Home Loan Bank stock	1,359	1,359	—	—	1,359
Loans, net of allowance for loan losses	764,451	730,961	—	—	730,961
Liabilities:
Deposits	870,025	788,161	—	788,161	—
Short-term borrowings	20,038	20,038	—	20,038	—
Long-term borrowings	10,726	9,702		9,702
Other assets - derivatives	2,306	2,306	—	2,306	—

	December 31, 2021
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$61,244	$61,244	$61,244	$—	$—
Investment securities available-for-sale	130,883	130,883	34,612	96,260	11
Investment securities held-to-maturity	3,436	3,477	—	3,477	—
Federal funds sold	82	82	—	82	—
Federal Home Loan Bank stock	870	870	—	—	870
Loans, net of allowance for loan losses	700,030	694,744	—	—	694,744
Liabilities:
Deposits	838,126	837,439	—	837,439	—
Short-term borrowings	10,046	10,046	—	10,046	—
Long-term borrowings	10,653	10,804		10,804
Other liabilities - derivatives	774	774	—	774	—

22.
FIRST US BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Balance Sheets

	Year Ended December 31,
	2022	2021
	(Dollars in Thousands)
Assets:
Cash on deposit	$2,855	$5,890
Investment in subsidiaries	93,414	95,172
Other assets	78	83
Total assets	$96,347	$101,145
Liabilities:
Other liabilities	$485	$428
Long-term borrowings	10,726	10,653
Shareholders’ equity	85,136	90,064
Total liabilities and shareholders’ equity	$96,347	$101,145

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Operations

	Year Ended December 31,
	2022	2021
	(Dollars in Thousands)
Income:
Dividend income, First US Bank	$3,463	$1,570
Total income	3,463	1,570
Expense	1,320	1,055
Gain before equity in undistributed income of subsidiaries	2,143	515
Equity in undistributed income of subsidiaries	4,721	3,936
Net income	$6,864	$4,451

Statements of Cash Flows

	Year Ended December 31,
	2022	2021
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$6,864	$4,451
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of undistributed income of subsidiaries	(4,721)	(3,936)
Change in other assets and liabilities	135	580
Net cash provided by operating activities	2,278	1,095
Cash flows from investing activities:
Investment in subsidiaries	-	(5,000)
Net cash used in investing activities	—	(5,000)
Cash flows from financing activities:

Net proceeds from long-term borrowings	-	10,653
Net share-based compensation transactions	-	(7)
Dividends paid	(832)	(745)
Treasury stock repurchases	(4,481)	(525)
Net cash provided by (used in) in financing activities	(5,313)	9,376
Net increase (decrease) in cash	(3,035)	5,471
Cash at beginning of year	5,890	419
Cash at end of year	$2,855	$5,890

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.
QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,
	2022				2021
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands)
Interest income	$11,621	$10,670	$9,525	$9,381	$9,987	$10,030	$10,059	$9,845
Interest expense	1,730	1,155	699	672	727	695	747	781
Net interest income	9,891	9,515	8,826	8,709	9,260	9,335	9,312	9,064
Provision for loan and lease losses	527	1,165	895	721	493	618	498	401
Net interest income after provision for loan and lease losses	9,364	8,350	7,931	7,988	8,767	8,717	8,814	8,663
Non-interest:
Income	678	1,088	856	829	865	896	809	951
Expense	7,106	7,032	6,878	7,056	7,414	8,547	8,399	8,396
Income before income taxes	2,936	2,406	1,909	1,761	2,218	1,066	1,224	1,218
Provision for income taxes	708	546	494	400	507	229	271	268
Net income after taxes	$2,228	$1,860	$1,415	$1,361	$1,711	$837	$953	$950

Earnings per common share:
Basic earnings	$0.37	$0.31	$0.23	$0.22	$0.27	$0.13	$0.15	$0.15
Diluted earnings	$0.35	$0.29	$0.22	$0.20	$0.25	$0.13	$0.14	$0.14

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2022, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of December 31, 2022, that Bancshares’ disclosure controls and procedures are effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified.

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 beginning on page 47 and is incorporated herein by reference.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Bancshares has adopted a Code of Business Conduct and Ethics for directors, officers (including its Chief Executive Officer and Chief Financial Officer) and employees. This Code of Business Conduct and Ethics can be found on our website at http://www.fusb.com under the tabs “Investors – Governance – FUSB Policies.” Bancshares will provide any interested person a copy of the Code of Business Conduct and Ethics free of charge, upon written request to First US Bancshares, Inc., Attention: Beverly J. Dozier, Corporate Secretary, 131 West Front Street, Post Office Box 249, Thomasville, Alabama 36784.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
Documents filed as part of this report
(1)
Financial Statements.

The consolidated financial statements of Bancshares and its subsidiaries, included herein in Item 8, are as follows:

•
Management’s Annual Report on Internal Control over Financial Reporting;
•
Report of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC (PCAOB ID 213);
•
Consolidated Balance Sheets – December 31, 2022 and 2021;
•
Consolidated Statements of Operations – Years Ended December 31, 2022 and 2021;
•
Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2022 and 2021;
•
Consolidated Statements of Comprehensive (Loss) Income – Years Ended December 31, 2022 and 2021;
•
Consolidated Statements of Cash Flows – Years Ended December 31, 2022 and 2021; and
•
Notes to Consolidated Financial Statements – Years Ended December 31, 2022 and 2021.
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

3.2	Bylaws of First US Bancshares, Inc., effective as of November 16, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-14549), filed on November 16, 2022)

4.1

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 18, 2020)

10.1

Amended and Restated Executive Employment Agreement, dated December 19, 2013 (effective as of January 1, 2014), by and among United Security Bancshares, Inc., First United Security Bank and James F. House (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on December 19, 2013)*

10.2

Amended and Restated Change in Control Agreement dated March 1, 2022, by and among First US Bancshares, Inc., First US Bank and Thomas S. Elley (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K (File No. 000-14549), filed on March 4, 2022)*

10.3

Second Amended and Restated Change in Control Agreement dated March 1, 2022, by and among First US Bancshares, Inc., First US Bank, and William C. Mitchell (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-14549), filed on March 4, 2022)*

10.4

Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., First United Security Bank and Beverly J. Dozier (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 11, 2016)*

10.5	Amended and Restated Change in Control Agreement dated March 3, 2023, by and among First US Bancshares, Inc., First US Bank and Eric H. Mabowitz*

10.6

Form of Director Indemnification Agreement between United Security Bancshares, Inc. and its directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on October 30, 2009)*

10.7	First US Bancshares, Inc. 2013 Incentive Plan, as amended on May 2, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on May 10, 2019)*

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

10.12	Form of Restricted Stock Award Agreement (Employees – Three-Year Vesting) (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 18, 2020)*

10.13

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

10.21	First US Bancshares, Inc. 2020 Cash Incentive Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File. No. 000-14549), filed on March 3, 2020)*

10.22	First US Bancshares, Inc. Non-Employee Director Fee Schedule (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on August 11, 2021)*

10.23A	Real Estate Sales Agreement, dated April 20, 2015 (incorporated by reference to Exhibit 10.1A to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.23B	First Amendment to Real Estate Sales Agreement, dated May 26, 2015 (incorporated by reference to Exhibit 10.1B to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.23C	Second Amendment to Real Estate Sales Agreement, dated August 25, 2015 (incorporated by reference to Exhibit 10.1C to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.23D	Third Amendment to Real Estate Sales Agreement, dated September 17, 2015 (incorporated by reference to Exhibit 10.1D to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.23E	Fourth Amendment to Real Estate Sales Agreement, dated October 17, 2015 (incorporated by reference to Exhibit 10.1E to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.24	2021 Cash Incentive Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on February 26, 2021)*

10.25

Form of Subordinated Note Purchase Agreement, dated October 1, 2021, by and among First US Bancshares, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on October 4, 2021)

10.26	2022 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on January 26, 2022)*

10.27	2023 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on January 25, 2023)*

21	Subsidiaries of First US Bancshares, Inc.

23	Consent of Carr, Riggs & Ingram, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Form 10-K Report for the year ended December 31, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March, 2023.

FIRST US BANCSHARES, INC.

By:	/s/ James F. House
James F. House
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James F. House	President, Chief Executive Officer and Director	March 10, 2023
James F. House	(Principal Executive Officer)

/s/ Thomas S. Elley	Senior Executive Vice President, Treasurer, Assistant Secretary, Chief Financial Officer and Principal Accounting Officer	March 10, 2023
Thomas S. Elley	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Stephen Briggs	Director	March 10, 2023
Robert Stephen Briggs

/s/ Sheri S. Cook	Director	March 10, 2023
Sheri S. Cook

/s/ John C. Gordon	Director	March 10, 2023
John C. Gordon

/s/ David P. Hale	Director	March 10, 2023
David P. Hale

/s/ Marlene M. McCain	Director	March 10, 2023
Marlene M. McCain

/s/ J. Lee McPhearson	Director	March 10, 2023
J. Lee McPhearson

/s/ Jack W. Meigs	Director	March 10, 2023
Jack W. Meigs

/s/ Aubrey S. Miller	Director	March 10, 2023
Aubrey S. Miller

/s/ Donna D. Smith	Director	March 10, 2023
Donna D. Smith

/s/ Bruce N. Wilson	Director	March 10, 2023
Bruce N. Wilson