Form 10-Q
period 2023-03-31
FIRST US BANCSHARES, INC.
filed 2023-05-15
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2023
Common Stock, $0.01 par value	5,865,399 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations, performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties. Certain factors that could affect the accuracy of such forward-looking statements and cause actual results to differ materially from those projected in such forward-looking statements are identified in the Company’s filings with the Securities and Exchange Commission (“SEC”), and forward-looking statements contained herein or in other public statements of the Company or its senior management should be considered in light of those factors. Such factors may include adverse developments in the financial services industry; the effects of any failure by the U.S. federal government to increase the debt ceiling or any government shutdown; loan losses may be greater than anticipated; our ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations; the impact of national and local market conditions on the Company’s business and operations; strong competition in the banking industry; the impact of changes in interest rates and monetary policy on the Company’s performance and financial condition; the pending discontinuation of LIBOR as an interest rate benchmark; the impact of technological changes in the banking and financial service industries and potential information system failures; cybersecurity and data privacy threats; the costs of complying with extensive governmental regulation; the risk that internal controls and procedures might fail or be circumvented; the impact of changing tax laws on the Company’s financial results; the potential impact of climate change and related legislative and regulatory initiatives; the possibility that acquisitions may not produce anticipated results and result in unforeseen integration difficulties; the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas; the volatility of our stock price and our dependence on the soundness of other financial institutions; and other risk factors described from time to time in the Company’s public filings, including, but not limited to, the Company’s most recent Annual Report on Form 10-K. Relative to the Company’s dividend policy, the payment of cash dividends is subject to the discretion of the Board of Directors and will be determined in light of then-current conditions, including the Company’s earnings, leverage, operations, financial conditions, capital requirements and other factors deemed relevant by the Board of Directors. In the future, the Board of Directors may change the Company’s dividend policy, including the frequency or amount of any dividend, in light of then-existing conditions.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash and due from banks	$11,970	$11,844
Interest-bearing deposits in banks	56,457	18,308
Total cash and cash equivalents	68,427	30,152
Federal funds sold	263	1,768
Investment securities available-for-sale, at fair value	127,007	130,795
Investment securities held-to-maturity, at amortized cost	1,682	1,862
Federal Home Loan Bank stock, at cost	1,590	1,359
Loans and leases held for investment	775,889	773,873
Less allowance for credit losses	11,599	9,422
Net loans and leases held for investment	764,290	764,451
Premises and equipment, net of accumulated depreciation	24,290	24,439
Cash surrender value of bank-owned life insurance	16,472	16,399
Accrued interest receivable	2,898	3,011
Goodwill and core deposit intangible, net	7,746	7,801
Other real estate owned	617	686
Other assets	11,376	11,944
Total assets	$1,026,658	$994,667
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$154,661	$169,822
Interest-bearing	743,224	700,203
Total deposits	897,885	870,025
Accrued interest expense	841	607
Other liabilities	7,431	8,136
Short-term borrowings	25,000	20,038
Long-term borrowings	10,744	10,726
Total liabilities	941,901	909,532
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,738,156 and 7,680,856 shares issued, respectively; 5,866,866 and 5,812,258 shares outstanding, respectively	75	75
Additional paid-in capital	14,663	14,510
Accumulated other comprehensive loss, net of tax	(7,714)	(7,241)
Retained earnings	104,427	104,460
Less treasury stock: 1,871,290 and 1,868,598 shares at cost, respectively	(26,694)	(26,669)
Total shareholders’ equity	84,757	85,135
Total liabilities and shareholders’ equity	$1,026,658	$994,667

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)
Interest income:
Interest and fees on loans	$10,982	$8,847
Interest on investment securities	978	534
Total interest income	11,960	9,381
Interest expense:
Interest on deposits	2,137	516
Interest on borrowings	389	156
Total interest expense	2,526	672
Net interest income	9,434	8,709
Provision for credit losses	269	721
Net interest income after provision for credit losses	9,165	7,988
Non-interest income:
Service and other charges on deposit accounts	285	299
Lease income	231	214
Other income, net	313	316
Total non-interest income	829	829
Non-interest expense:
Salaries and employee benefits	4,222	4,330
Net occupancy and equipment	835	766
Computer services	421	377
Insurance expense and assessments	327	367
Fees for professional services	245	268
Other expense	1,220	948
Total non-interest expense	7,270	7,056
Income before income taxes	2,724	1,761
Provision for income taxes	652	400
Net income	$2,072	$1,361
Basic net income per share	$0.35	$0.22
Diluted net income per share	$0.33	$0.20
Dividends per share	$0.05	$0.03

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)
Net income	$2,072	$1,361
Other comprehensive income (loss):
Unrealized holding losses on securities available-for-sale arising during period, net of tax benefit of $105, and $1,176, respectively	(313)	(3,527)
Unrealized holding (losses) gains arising during the period on effective cash flow hedge derivatives, net of tax benefit (expense) of $18 and ($312), respectively	(50)	937
Reclassification adjustment for net gains on cash flow hedge derivatives realized in net income, net of tax benefit of $37 and $0, respectively	(110)	—
Other comprehensive loss	(473)	(2,590)
Total comprehensive income (loss)	$1,599	$(1,229)

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the three months ended March 31, 2023 and 2022 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, December 31, 2021	6,172,378	$75	$14,163	$(276)	$98,428	$(22,326)	$90,064
Net income	—	—	—	—	1,361	—	1,361
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(3,527)	—	—	(3,527)
Net change in fair value of derivative instruments, net of tax	—	—	—	937	—	—	937
Dividends declared: $.03 per share	—	—	—	—	(185)	—	(185)
Impact of stock-based compensation plans, net	44,741	—	115	—	—	—	115
Impact of common stock share repurchases	(87,600)	—	—	—	—	(958)	(958)
Balance, March 31, 2022	6,129,519	$75	$14,278	$(2,866)	$99,604	$(23,284)	$87,807

Balance, December 31, 2022	5,812,258	$75	$14,510	$(7,241)	$104,460	$(26,669)	$85,135
Net income	—	—	—	—	2,072	—	2,072
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(313)	—	—	(313)
Net change in fair value of derivative instruments, net of tax	—	—	—	(160)	—	—	(160)
Dividends declared: $.05 per share	—	—	—	—	(294)	—	(294)
Impact of stock-based compensation plans, net	54,608	—	153	—	—	(25)	128
Impact of adopting current expected credit loss accounting model, net of tax	—	—	—	—	(1,811)	—	(1,811)
Balance, March 31, 2023	5,866,866	$75	$14,663	$(7,714)	$104,427	$(26,694)	$84,757

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net income	$2,072	$1,361
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	412	387
Provision for credit losses	269	721
Deferred income tax provision	(427)	269
Proceeds from settlement of derivative contracts	2,166	—
Reclassification of unrealized gains on terminated derivative contracts	(227)	—
Stock-based compensation expense	153	115
Net amortization of securities	16	88
Amortization of intangible assets	55	73
Net loss (gain) on premises and equipment and other real estate	249	(131)
Changes in assets and liabilities:
Decrease in accrued interest receivable	113	106
Increase in other assets	(521)	(494)
Increase in accrued interest expense	234	81
Decrease in other liabilities	(979)	(1,730)
Net cash provided by operating activities	3,585	846
Cash flows from investing activities:
Net decrease in federal funds sold	1,505	1
Purchases of investment securities, available-for-sale	—	(14,291)
Proceeds from maturities and prepayments of investment securities, available-for-sale	3,355	5,369
Proceeds from maturities and prepayments of investment securities, held-to-maturity	179	714
Net increase in Federal Home Loan Bank stock	(231)	(64)
Proceeds from the sale of premises and equipment and other real estate	128	1,550
Net (increase) decrease in loans	(2,610)	28,706
Purchases of premises and equipment	(139)	(118)
Net cash provided by investing activities	2,187	21,867
Cash flows from financing activities:
Net increase in deposits	27,860	14,991
Net increase in short-term borrowings	4,962	34
Net share-based compensation transactions	(25)	—
Repurchases of common stock	—	(958)
Dividends paid	(294)	(185)
Net cash provided by financing activities	32,503	13,882
Net increase in cash and cash equivalents	38,275	36,595
Cash and cash equivalents, beginning of period	30,152	61,244
Cash and cash equivalents, end of period	$68,427	$97,839
Supplemental disclosures:
Cash paid for:
Interest	$2,292	$591
Income taxes	1,020	1,071
Non-cash transactions:
Assets acquired in settlement of loans	490	51

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

The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature, except for the adoption of Accounting Standards Codification (“ASC”) 326, Measurement of Credit Losses on Financial Instruments, as discussed below. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2023. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2022.

2.
BASIS OF PRESENTATION

Reclassification

Certain amounts in the prior period consolidated financial statements and the notes to the prior period consolidated financial statements have been reclassified to conform to the 2023 presentation. These reclassifications had no effect on the Company’s results of operations, financial position or net cash flow.

Summary of Significant Accounting Policies

Certain significant accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2022.

Adoption of ASC 326

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as subsequently updated for certain clarifications, targeted relief and codification improvements. ASC 326 replaces the previous "incurred loss" model for measuring credit losses, which required allowances for current known and inherent losses within the portfolio, with an "expected loss" model, which requires allowances for losses expected to be incurred over the life of the portfolio. The new current expected credit loss ("CECL") model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. ASC 326 also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. In addition, ASC 326 includes certain changes to the accounting for available-for-sale securities including the requirement to present credit losses as an allowance rather than as a direct write-down.

The Company adopted ASC 326 using the modified retrospective method for financial assets measured at amortized cost and off-balance-sheet credit exposures. Upon adoption, the Company recognized an increase in the allowance for credit losses (including both loans and unfunded lending commitments) of $2.4 million, which included an after-tax cumulative effect decrease to retained earnings totaling $1.8 million. Operating results for periods after January 1, 2023 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards and the accounting policies described in Note 2 of the Company's 2022 Form 10-K. In connection with the adoption of ASC 326, the Company revised certain accounting policies and implemented certain accounting policy elections. The revised accounting policies are described below.

Loans and Leases Held for Investment

Loans and leases held for investment (“loans”) represent financial instruments that management has the intent and the ability to hold for the foreseeable future or until maturity or payoff. Loans are reported at amortized cost, net of the allowance for credit losses. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, fair value hedge accounting adjustments, as well as deferred loan fees and costs. Accrued interest receivable on loans and leases is reported separately on the Company’s consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

At the time a loan is 90 days delinquent, it is placed on nonaccrual status unless it is well-secured and in process of collection. Interest income is discontinued on all loans on nonaccrual status. Past-due status is based on the contractual terms of the loan. In all cases, loans are moved to nonaccrual status, or charged off at an earlier date, if collection of principal and interest is considered doubtful.

All interest accrued but not received on loans on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery methods, until qualifying for return to accrual. Under the cash-basis method, interest income is recorded when the payment is received in cash. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Credit Losses – Loans and Leases

The allowance for credit losses is a contra-asset valuation account that is deducted from the amortized cost basis of the loans to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. The allowance for credit losses on loans and leases is adjusted through the provision for (recovery of) credit losses.

Management estimates the allowance balance by using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses. Adjustments to historical loss information are made for differences in loan-specific risk characteristics such as changes in economic and business conditions, underwriting standards, portfolio mix, and delinquency level. Considerations related to environmental conditions include reasonable and supportable current and forecasted data related to economic factors such as inflation and unemployment levels, as well as interest rates.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty as of the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for estimated selling costs as appropriate.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company, or management has a reasonable expectation at the reporting date that a loan modification will be made to a borrower experiencing financial difficulty.

Additional information related to the factors considered in evaluating credit losses on loans and leases is included in Note 4.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The following categories of off-balance sheet credit exposures have been identified: unfunded loan commitments, standby letters of credit, and financial guarantees (collectively, “unfunded lending commitments”). The allowance for credit losses on unfunded lending commitments is adjusted through the provision for (recovery of) credit losses. The estimate may include consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded, as well as reasonable practical expedients or industry practices to assist in the evaluation of estimated funding amounts.

Additional information related to the factors considered in evaluating credit losses on loans and leases is included in Note 4.

Allowance for Credit Losses – Investment Securities Held-to-Maturity

Expected credit losses on held-to-maturity debt securities are measured on a collective basis by major security type. Accrued interest receivable on held-to-maturity securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The allowance for credit losses on investment securities held-to-maturity is adjusted through the provision for (recovery of) credit losses.

Additional information related to the factors considered in evaluating credit losses in the held-to-maturity investment portfolio is included in Note 3.

Allowance for Credit Losses – Investment Securities Available-for-Sale

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes in the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded in the provision for (recovery of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses.

Additional information related to the factors considered in evaluating credit losses in the available-for-sale investment portfolio is included in Note 3.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding ("basic shares"). Included in basic shares are shares that have been accrued as of the balance sheet date as deferred compensation for members of Bancshares’ Board of Directors, as well as shares of restricted stock that have been granted pursuant to Bancshares’ 2013 Incentive Plan (as amended, the “2013 Incentive Plan”) previously approved by Bancshares’ shareholders. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period ("dilutive shares"). The dilutive shares consist of unexercised nonqualified stock option grants issued to employees and members of Bancshares’ Board of Directors pursuant to the 2013 Incentive Plan. The following table reflects the weighted average shares used to calculate basic and diluted net income per share for the periods presented.

	Three Months Ended
	March 31,
	2023	2022
Weighted average shares outstanding	5,839,562	6,157,598
Weighted average director deferred shares	114,783	118,186
Basic shares	5,954,345	6,275,784
Dilutive shares	419,650	420,250
Diluted shares	6,373,995	6,696,034

	Three Months Ended
	March 31,
	2023	2022
	(Dollars in Thousands, Except Per Share Data)
Net income	$2,072	$1,361
Basic net income per share	$0.35	$0.22
Diluted net income per share	$0.33	$0.20

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

Recently Adopted Accounting Guidance

Reference Rate Reform

ASU 2020-04 and ASU 2021-01, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." These ASUs provide temporary relief, in the form of optional expedients and exceptions, for applying GAAP to modifications of contracts, hedging relationships and other transactions affected by reference rate (e.g. LIBOR) reforms. Historically, the Company has utilized LIBOR, among other indexes, as a reference rate for underwriting certain variable rate loans and interest rate hedging instruments. Since the issuance of this guidance, cessation of U.S. dollar LIBOR has been extended to June 30, 2023. Accordingly, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of ASC Topic 848 from December 31, 2022 to December 31, 2024. The amendments in this update provide optional expedients designed to provide relief from accounting analysis and the impacts that may otherwise be required for modifications to agreements necessitated by reference rate reform. The optional expedients provided by the update include guidance related to modifications of contracts within the scope of ASC Topics 310, Receivables, and 470, Debt, that indicates the modifications should be accounted for by prospectively adjusting the effective interest rate. As of March 31, 2023, the Company’s contracts referencing LIBOR are limited to certain variable-rate loan agreements. Management has implemented a process to revise such contracts by converting them to another reference rate at an appropriate time in accordance with pricing reset dates. Due to the prospective nature of the implementation of the revised guidance, the adoption did not have a material impact on the Company’s consolidated financial statements.

Portfolio Layer Hedging Method

ASU 2022-01, "Fair Value Hedging - Portfolio Layer Method - Derivatives and Hedging (Topic 815)." In March 2022, the FASB issued ASU 2022-01. The amendments in this standard expand the current last-of-layer method of hedge accounting to allow multiple hedged layers of a single closed portfolio. The Company adopted ASU 2022-01 on January 1, 2023. Due to the prospective nature of the implementation of this revised guidance, the adoption of this standard update did not have a material impact on the Company's consolidated financial statements.

Intangibles and Goodwill

ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Issued in January 2017, ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. As originally issued, ASU 2017-04 was effective prospectively for annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019. On October 16, 2019, the FASB approved a delay in the implementation of

ASU 2017-04 by three years for smaller reporting companies, including the Company. The ASU became effective for the Company on January 1, 2023. The adoption of this standard update did not have a material effect on the Company’s consolidated financial statements.

Current Expected Credit Loss Accounting Guidance

ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." Issued in June 2016, ASU 2016-13 removed the thresholds that entities previously applied to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables and held-to-maturity debt securities. Known as the Current Expected Credit Loss (CECL) model, the revised guidance removed all recognition thresholds under previously used incurred loss models and requires entities to recognize an allowance for lifetime expected credit losses. The standard also added disclosure requirements intended to enable users of the financial statements to understand credit risk in the portfolio and how management monitors credit quality, management’s estimate of expected credit losses, and changes in the estimate of credit losses during the period. In addition, CECL made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell. As originally issued, ASU 2016-13 was effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019, with institutions required to apply the changes through a cumulative-effect adjustment to their retained earnings balance as of the beginning of the first reporting period in which the guidance is effective. On October 16, 2019, the FASB approved a delay in the implementation of ASU 2016-13 by three years for smaller reporting companies, including the Company. The standard became effective for the Company on January 1, 2023, and the Company recorded a cumulative-effect adjustment that increased the allowance for credit losses by approximately $2.1 million. In addition, the Company recorded a cumulative-effect adjustment that increased other liabilities by $0.3 million as an allowance for credit losses for unfunded commitments. In accordance with transition accounting guidance, the transition adjustments were recorded directly to retained earnings (net of tax) during the first quarter of 2023 and did not impact current period earnings.

Troubled Debt Restructurings and Vintage Disclosures

ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures.” Issued in March 2022, ASU 2022-02 seeks to improve the decision usefulness of information provided to investors concerning certain loan refinancings, restructurings and write-offs. The ASU eliminated the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL accounting model and enhanced the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted the amendments of ASU 2022-02 on January 1, 2023, concurrent with the adoption of the CECL accounting model. The amendments of ASU 2022-02 include only changes to certain financial statement disclosures; and, therefore, adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

3.
INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of March 31, 2023 and December 31, 2022 were as follows:

	Available-for-Sale
	March 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$45,498	$2	$(3,546)	$41,954
Commercial	11,476	5	(499)	10,982
Obligations of U.S. government-sponsored agencies	5,114	—	(739)	4,375
Obligations of states and political subdivisions	1,655	—	(81)	1,574
Corporate notes	17,803	—	(3,149)	14,654
U.S. Treasury securities	56,967	—	(3,499)	53,468
Total	$138,513	$7	$(11,513)	$127,007

	Held-to-Maturity
	March 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$1,003	$—	$(31)	$972
Obligations of U.S. government-sponsored agencies	601	—	(42)	559
Obligations of states and political subdivisions	78	—	(10)	68
Total	$1,682	$—	$(83)	$1,599

	Available-for-Sale
	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$47,659	$2	$(3,704)	$43,957
Commercial	12,169	4	(480)	11,693
Obligations of U.S. government-sponsored agencies	5,116	—	(846)	4,270
Obligations of states and political subdivisions	2,166	—	(94)	2,072
Corporate notes	17,817	2	(1,898)	15,921
U.S. Treasury securities	56,956	—	(4,074)	52,882
Total	$141,883	$8	$(11,096)	$130,795

	Held-to-Maturity
	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$1,167	$—	$(41)	$1,126
Obligations of U.S. government-sponsored agencies	610	—	(40)	570
Obligations of states and political subdivisions	85	—	(12)	73
Total	$1,862	$—	$(93)	$1,769

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of March 31, 2023 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$12,979	$12,696	$—	$—
Maturing after one to five years	49,855	46,675	—	—
Maturing after five to ten years	65,318	58,009	1,443	1,380
Maturing after ten years	10,361	9,627	239	219
Total	$138,513	$127,007	$1,682	$1,599

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following tables reflect gross unrealized losses and fair value for securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2023 and December 31, 2022.

	Available-for-Sale
	March 31, 2023
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$9,554	$(407)	$32,233	$(3,139)
Commercial	4,026	(135)	6,257	(364)
Obligations of U.S. government-sponsored agencies	—	—	4,375	(739)
Obligations of states and political subdivisions	—	—	1,574	(81)
Corporate notes	2,565	(435)	12,089	(2,714)
U.S. Treasury securities	—	—	53,468	(3,499)
Total	$16,145	$(977)	$109,996	$(10,536)

	Held-to-Maturity
	March 31, 2023
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$972	$(31)
Obligations of U.S. government-sponsored agencies	—	—	559	(42)
Obligations of states and political subdivisions	—	—	68	(10)
Total	$—	$—	$1,599	$(83)

	Available-for-Sale
	December 31, 2022
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$19,876	$(952)	$23,903	$(2,752)
Commercial	9,720	(357)	1,247	(123)
Obligations of U.S. government-sponsored agencies	—	—	4,270	(846)
Obligations of states and political subdivisions	1,559	(41)	513	(53)
Corporate notes	6,845	(898)	8,075	(1,000)
U.S. Treasury securities	21,240	(698)	31,642	(3,376)
Total	$59,240	$(2,946)	$69,650	$(8,150)

	Held-to-Maturity
	December 31, 2022
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$1,126	$(41)	$—	$—
Obligations of U.S. government-sponsored agencies	$214	$(7)	$356	$(33)
Obligations of states and political subdivisions	$73	$(12)	$—	$—
Total	$1,413	$(60)	$356	$(33)

Available-for-Sale Considerations

For any securities classified as available-for-sale that are in an unrealized loss position as of the balance sheet date, the Company assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income.

As of March 31, 2023, 91 available-for-sale debt securities had been in a loss position for more than 12 months, and 21 available-for-sale debt securities had been in a loss position for less than 12 months. As of December 31, 2022, 37 available-for-sale debt securities had been in a loss position for more than 12 months, and 75 available-for-sale debt securities had been in a loss position for less than 12 months. The increase in the number of debt securities in a loss position for greater than 12 months was due to the sustained higher interest rate environment during the three months ended March 31, 2023. As of March 31, 2023, the Company had the current intent and ability to retain its investments for a period of time that management believes to be sufficient to allow for any anticipated recovery of fair value. As of March 31, 2023, the losses for all available-for-sale securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Accordingly, no allowance for credit losses was considered necessary related to available-for-sale securities as of March 31, 2023.

Held-to-Maturity Considerations

Effective January 1, 2023, the Company adopted the CECL accounting model to evaluate credit losses in the held-to-maturity investment portfolio. Each quarter, management evaluates the portfolio on a collective basis by major security type to determine whether an allowance for credit losses is needed. Qualitative factors are used in the Company’s credit loss assessments, including current and forecasted economic conditions, the characteristics of the debt issuer, and the historic ability of the issuer to make contractual principal and interest payments. Based on these evaluations, no allowance for credit losses was recorded by the Company for the held-to-maturity investment portfolio upon adoption of the CECL accounting model or as of March 31, 2023.

Pledged Securities

Investment securities with a carrying value of $51.9 million and $54.7 million as of March 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes.

4.
LOANS AND ALLOWANCE FOR CREDIT LOSSES

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

As of March 31, 2023 and December 31, 2022, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	March 31, 2023
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$69,398	$—	$69,398
Secured by 1-4 family residential properties	85,353	1,269	86,622
Secured by multi-family residential properties	63,368	—	63,368
Secured by non-farm, non-residential properties	198,266	—	198,266
Commercial and industrial loans and leases (1)	65,708	—	65,708
Consumer loans:
Direct	5,069	3,366	8,435
Branch retail	—	12,222	12,222
Indirect	271,870	—	271,870
Total loans	759,032	16,857	775,889
Allowance for credit losses	9,624	1,975	11,599
Net loans	$749,408	$14,882	$764,290

	December 31, 2022
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$53,914	$—	$53,914
Secured by 1-4 family residential properties	86,518	1,477	87,995
Secured by multi-family residential properties	67,852	—	67,852
Secured by non-farm, non-residential properties	200,156	—	200,156
Commercial and industrial loans and leases (1)	73,546	—	73,546
Consumer loans:
Direct	5,145	4,706	9,851
Branch retail	—	13,992	13,992
Indirect	266,567	—	266,567
Total loans	753,698	20,175	773,873
Allowance for loan and lease losses	8,057	1,365	9,422
Net loans	$745,641	$18,810	$764,451

(1)
Includes equipment financing leases, which totaled $11.2 million and $10.3 million as of March 31, 2023 and December 31, 2022, respectively.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 53.8% and 53.0% of the portfolio was concentrated in loans secured by real estate as of March 31, 2023 and December 31, 2022, respectively.

Loans with a carrying value of $112.1 million and $100.2 million were pledged as collateral to secure Federal Home Loan Bank (“FHLB”) borrowings as of March 31, 2023 and December 31, 2022, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments were $0.1 million and $0.2 million as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, there were no new loans to these parties and no repayments made. During the year ended December 31, 2022, there were no new loans to these parties, and repayments by active related parties totaled $0.1 million.

Allowances for Credit Losses

Effective January 1, 2023, the Company adopted the CECL model to account for credit losses on financial instruments, including loans and leases held for investment, as well as off-balance sheet credit exposures including unfunded lending commitments. In accordance with the CECL accounting guidance, the Company recorded a cumulative-effect adjustment totaling $2.4 million, of which $1.8 million (net of tax) was recorded through retained earnings upon adoption of the model. This amount included estimates for credit losses associated with both loan and lease receivables, as well as unfunded lending commitments. Prospectively, following the date of adoption, all adjustments for credit losses are required to be recorded as a provision for (recovery of) credit losses in the Company’s consolidated statement of operations.

Allowance for Credit Losses - Loans and Leases

Determining the appropriateness of the allowance for credit losses is complex and requires judgment by management about the effects of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, or particular segments of the portfolio, in the context of factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods. The level of the allowance is influenced by loan volumes and mix, historical credit loss experience, average remaining life of portfolio segments, asset quality characteristics, delinquency status, and other conditions including reasonable and supportable forecasts of economic conditions and qualitative adjustment factors based on management’s understanding of various attributes that could impact life-of-loan losses as of the balance sheet date. The methodology to estimate losses includes two basic components: (1) an asset-specific component for individual loans that do not share similar risk characteristics with other loans, and (2) a pooled component for estimated expected credit losses for loans that share similar risk characteristics.

Loans that do not share risk characteristics with other loans are evaluated on an individual basis. The process for determining whether a loan should be evaluated on an individual basis begins with a determination of credit rating. All loans graded substandard or worse with a total commitment of $0.5 million or more are evaluated on an individual basis. At management's discretion, other loans may be evaluated, including loans less than $0.5 million, if management determines that the loans exhibit unique risk characteristics. For loans individually evaluated, the allowance is based primarily on the fair value of the underlying collateral, utilizing independent third-party appraisals, and assessment of borrower guarantees.

For estimating the component of the allowance for credit losses that share similar risk characteristics, loans are segregated into loan segments or categories that share risk characteristics. Loans are designated into pooled segments based on product types, business lines, collateral, and other risk characteristics. For all pooled loan categories, the Company uses a loss-rate methodology to calculate estimated life-of-loan and lease credit losses. This methodology focuses on historical credit loss rates applied over the estimated weighted average remaining life of each loan segment, adjusted by qualitative factors, to estimate life-of-loan losses for each pooled segment. The qualitative factors utilized include, among others, reasonable and supportable forecasts of economic data, including inflation and unemployment levels, as well as interest rates.

The Company’s cumulative-effect adjustment upon the adoption of CECL increased the Company’s allowance for credit losses by $2.1 million. Subsequent to January 1, 2023, the Company recorded additional increases to the allowance for credit losses totaling $0.3 million which were included in the provision for credit losses in the Company’s consolidated statement of operations during the three months ended March 31, 2023.

The following tables present changes in the allowance for credit losses during the three months ended March 31, 2023 and 2022:

	As of and for the Three Months Ended March 31, 2023
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$517	$832	$646	$1,970	$919	$866	$518	$3,154	$9,422
Impact of adopting CECL accounting guidance	(94)	(39)	(85)	(147)	(20)	47	628	1,833	2,123
Charge-offs	—	(8)	—	—	—	(215)	(155)	(156)	(534)
Recoveries	—	16	—	—	—	198	77	28	319
Provision for (recovery of) credit losses	97	(32)	(52)	(61)	(117)	(4)	—	438	269
Ending balance	$520	$769	$509	$1,762	$782	$892	$1,068	$5,297	$11,599

	As of and for the Three Months Ended March 31, 2022
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$628	$690	$437	$1,958	$860	$1,004	$304	$2,439	$8,320
Charge-offs	—	(2)	—	—	—	(601)	(101)	(25)	(729)
Recoveries	1	8	—	1	—	128	23	11	172
Provision for (recovery of) loan and lease losses	(142)	(12)	47	(185)	29	533	295	156	721
Ending balance	$487	$684	$484	$1,774	$889	$1,064	$521	$2,581	$8,484

The following table details the allowance for loan and lease losses and recorded investment in loans by loan classification and by impairment evaluation as of December 31, 2022, as determined in accordance with ASC 310, Receivables, prior to the adoption of ASC 326:

	As of the Year Ended December 31, 2022
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Consumer	Total
	(Dollars in Thousands)
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$7	$—	$—	$252	$—	$—	$—	$259
Collectively evaluated for impairment	517	825	646	1,970	667	886	518	3,154	9,163
Total allowance for loan and lease losses	$517	$832	$646	$1,970	$919	$886	$518	$3,154	$9,422
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$582	$—	$2,492	$2,429	$18	$—	$—	$5,521
Collectively evaluated for impairment	53,914	87,413	67,852	197,664	71,117	9,833	13,992	266,567	768,352
Total loans receivable	$53,914	$87,995	$67,852	$200,156	$73,546	$9,851	$13,992	$266,567	$773,873

Allowance for Credit Losses - Unfunded Lending Commitments

Unfunded lending commitments are off-balance sheet arrangements that represent unconditional commitments of the Company to lend to a borrower that are unfunded as of the balance sheet date. These may include unfunded loan commitments, standby letters of credit, and financial guarantees. The CECL accounting guidance requires that an estimate of expected credit loss be measured on commitments in which an entity is exposed to credit risk via a present contractual obligation to extend credit unless the obligation is unconditionally cancellable by the issuer. For the Company, unconditional lending commitments generally include unfunded term loan agreements, home equity lines of credit, lines of credit, and demand deposit account overdraft protection.

The Company’s cumulative-effect adjustment upon the adoption of CECL included a reserve for unfunded commitments of $0.3 million. As of March 31, 2023, the reserve, which is recorded in other liabilities on the Company’s consolidated balance sheet, remained $0.3 million. No reserve for unfunded commitments was recorded by the Company as of December 31, 2022.

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
•
Doubtful (Risk Grade 8): Loans classified as doubtful have all of the weaknesses found in substandard loans, with the added characteristic that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable or improbable. Serious problems exist such that partial loss of principal is likely; however, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Such pending factors may include proposed merger, acquisition or liquidation procedures, capital injection, perfection of liens on additional collateral and refinancing plans. Loans classified as doubtful may include loans to borrowers that have demonstrated a history of failing to live up to agreements. The Company did not have any loans classified as Doubtful (Risk Grade 8) as of March 31, 2023 or December 31, 2022.
•
Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Company did not have any loans classified as Loss (Risk Grade 9) as of March 31, 2023 or December 31, 2022.

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

The tables below illustrate the carrying amount of loans by credit quality indicator and year of origination as of March 31, 2023:

		March 31, 2023
		Loans at Amortized Cost Basis by Origination Year
		2023	2022	2021	2020	2019	Prior	Total
		(Dollars in Thousands)
Commercial:

Construction, land development and other land loans	Pass	$—	$31,710	$31,359	$5,625	$—	$704	$69,398
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$—	$31,710	$31,359	$5,625	$—	$704	$69,398

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by multi-family residential properties	Pass	$320	$16,533	$14,459	$701	$7,325	$24,030	$63,368
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$320	$16,533	$14,459	$701	$7,325	$24,030	$63,368

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by non-farm, non-residential properties	Pass	$516	$37,109	$24,459	$59,612	$19,152	$52,144	$192,992
	Special Mention	—	—	1,319	546	—	645	2,510
	Substandard	—	—	—	—	—	2,764	2,764
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$516	$37,109	$25,778	$60,158	$19,152	$55,553	$198,266

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans	Pass	$2,332	$8,894	$17,835	$4,992	$4,195	$24,938	$63,186
	Special Mention	—	190	1,100	249	93	—	1,632
	Substandard	—	49	328	37	179	297	890
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$2,332	$9,133	$19,263	$5,278	$4,467	$25,235	$65,708

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Total commercial	Pass	$3,168	$94,246	$88,112	$70,930	$30,672	$101,816	$388,944
	Special Mention	—	190	2,419	795	93	645	4,142
	Substandard	—	49	328	37	179	3,061	3,654
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
		$3,168	$94,485	$90,859	$71,762	$30,944	$105,522	$396,740

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

		March 31, 2023
		Loans at Amortized Cost Basis by Origination Year
		2023	2022	2021	2020	2019	Prior	Total
		(Dollars in Thousands)
Consumer:

Secured by 1-4 family residential properties	Performing	$1,762	$21,937	$16,092	$12,095	$10,346	$23,337	$85,569
	Non-performing	—	—	—	—	164	889	1,053
	Subtotal	$1,762	$21,937	$16,092	$12,095	$10,510	$24,226	$86,622

	Current period gross charge-offs	$—	$—	$—	$—	$—	$8	$8

Direct	Performing	$740	$2,021	$3,378	$1,467	$533	$273	$8,412
	Non-performing	—	—	6	—	—	17	23
	Subtotal	$740	$2,021	$3,384	$1,467	$533	$290	$8,435

	Current period gross charge-offs	$—	$—	$149	$47	$1	$18	$215

Branch retail	Performing	$—	$—	$3,215	$3,743	$2,173	$3,077	$12,208
	Non-performing	—	—	—	14	—	—	14
	Subtotal	$—	$—	$3,215	$3,757	$2,173	$3,077	$12,222

	Current period gross charge-offs	$—	$—	$40	$44	$20	$51	$155

Indirect	Performing	$18,453	$102,067	$76,676	$60,415	$6,674	$7,560	$271,845
	Non-performing	—	—	—	11	14	—	25
	Subtotal	$18,453	$102,067	$76,676	$60,426	$6,688	$7,560	$271,870

	Current period gross charge-offs	$—	$45	$42	$40	$—	$29	$156

Total consumer:	Performing	$20,955	$126,025	$99,361	$77,720	$19,726	$34,247	$378,034
	Non-performing	—	—	6	25	178	906	1,115
		$20,955	$126,025	$99,367	$77,745	$19,904	$35,153	$379,149

	Current period gross charge-offs	$—	$45	$231	$131	$21	$106	$534

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2022:

	December 31, 2022
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$53,914	$—	$—	$53,914
Secured by multi-family residential properties	67,852	—	—	67,852
Secured by non-farm, non-residential properties	197,004	651	2,501	200,156
Commercial and industrial loans	70,500	—	3,046	73,546
Total	$389,270	$651	$5,547	$395,468
As a percentage of total loans	98.43%	0.17%	1.40%	100.00%

	December 31, 2022
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$86,871	$1,124	$87,995
Consumer loans:
Direct	9,805	46	9,851
Branch retail	13,960	32	13,992
Indirect	266,496	71	266,567
Total	$377,132	$1,273	$378,405
As a percentage of total loans	99.66%	0.34%	100.00%

The following table provides an aging analysis of past due loans by class as of March 31, 2023:

	As of March 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$69,398	$69,398	$—
Secured by 1-4 family residential properties	262	18	56	336	86,286	86,622	—
Secured by multi-family residential properties	—	—	—	—	63,368	63,368	—
Secured by non-farm, non-residential properties	—	—	—	—	198,266	198,266	—
Commercial and industrial loans	3	—	173	176	65,532	65,708	—
Consumer loans:
Direct	97	45	24	166	8,269	8,435	—
Branch retail	92	23	14	129	12,093	12,222	—
Indirect	179	—	25	204	271,666	271,870	—
Total	$633	$86	$292	$1,011	$774,878	$775,889	$—
As a percentage of total loans	0.08%	0.01%	0.04%	0.13%	99.87%	100.00%

The following table provides an aging analysis of past due loans by class as of December 31, 2022:

	As of December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$53,914	$53,914	$—
Secured by 1-4 family residential properties	801	87	78	966	87,029	87,995	—
Secured by multi-family residential properties	—	—	—	—	67,852	67,852	—
Secured by non-farm, non-residential properties	137	—	—	137	200,019	200,156	—
Commercial and industrial loans	61	—	300	361	73,185	73,546	—
Consumer loans:
Direct	251	50	30	330	9,521	9,851	—
Branch retail	258	85	32	375	13,617	13,992	—
Indirect	186	55	71	312	266,255	266,567	—
Total	$1,694	$277	$511	$2,481	$771,392	$773,873	$—
As a percentage of total loans	0.21%	0.04%	0.07%	0.32%	99.68%	100.00%

The table below presents the amortized cost of loans on nonaccrual status and loans past due 90 days or more and still accruing interest as of March 31, 2023. Also presented is the balance of loans on nonaccrual status at March 31, 2023 for which there was no related allowance for credit losses recorded.

	Loans on Non-Accrual Status
	March 31, 2023
	(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	856	483	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial loans	296	113	—
Consumer loans:			—
Direct	23	17	—
Branch retail	14	—	—
Indirect	25	—	—
Total loans	$1,214	$613	$—

The following table provides an analysis of nonaccruing loans by portfolio segment as of December 31, 2022:

Loans on Non-Accrual Status
December 31, 2022
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—
Secured by 1-4 family residential properties	914
Secured by multi-family residential properties	—
Secured by non-farm, non-residential properties	—
Commercial and industrial loans	605
Consumer loans:
Direct	29
Branch retail	32
Indirect	71
Total loans	$1,651

The following table presents the amortized cost basis of collateral dependent loans as of March 31, 2023, which are individually evaluated to determine credit losses:

	March 31, 2023
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	545	—	545
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,776	—	2,776
Commercial and industrial	—	337	337
Direct consumer	—	18	18
Total loans individually evaluated	$3,321	$355	$3,676

The following table presents impaired loans as of December 31, 2022 as determined under ASC 310 prior to the adoption of ASC 326. Impaired loans generally include nonaccrual loans and other loans deemed to be impaired but that continue to accrue interest. Presented are the carrying amount, unpaid principal balance and related allowance of impaired loans as of December 31, 2022 by portfolio segment:

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

The following table details the average recorded investment and the amount of interest income recognized and received for the three months ended March 31, 2022, respectively, related to impaired loans as determined under ASC 310 prior to the adoption of ASC 326:

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

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

From time to time, the Company may modify the terms of loan agreements with borrowers that are experiencing financial difficulties. Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modifications in 2023 or 2022 resulted in the permanent reduction of the recorded investment in the loan.

During the three months ended March 31, 2023, the Company did not modify any loans to borrowers experiencing financial difficulty, and there were no payment defaults on loans that were modified in the previous twelve months.
5.
OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
	(Dollars in Thousands)
Beginning balance	$686	$2,149
Additions	—	—
Sales proceeds	—	(1,431)
Gross gains	—	183
Gross losses	—	(27)
Net gains	—	156
Impairment	(69)	—
Ending balance	$617	$874

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was $20 thousand and zero as of March 31, 2023 and March 31, 2022, respectively. In addition, the Company held zero and $18 thousand in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of March 31, 2023 and 2022, respectively.

Repossessed Assets

In addition to the other real estate and other assets acquired in foreclosure, the Company also acquires assets through the repossession of the underlying collateral of loans in default. The following table summarizes repossessed asset activity as of the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
	(Dollars in Thousands)
Beginning balance	$83	$154
Transfers from loans	490	51
Sales proceeds	(128)	(100)
Gross gains	—	—
Gross losses	(180)	(44)
Net losses	(180)	(44)
Impairment	—	—
Ending balance	$265	$61

Repossessed assets are included in Other Assets in the Company’s condensed consolidated balance sheet.

6.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the implied fair value of goodwill is lower than its carrying amount, impairment is indicated, and goodwill must be written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill, originally recorded as a result of the Company's acquisition of The Peoples Bank ("TPB") in 2018, totaled $7.4 million as of both March 31, 2023 and December 31, 2022. Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2023 or the year ended December 31, 2022.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $2.0 million were recorded during 2018 as part of the TPB acquisition.

The Company’s goodwill and other intangible assets (carrying basis and accumulated amortization) as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
	(Dollars in Thousands)
Goodwill	$7,435	$7,435
Core deposit intangible:
Gross carrying amount	2,048	2,048
Accumulated amortization	(1,737)	(1,682)
Core deposit intangible, net	311	366
Total	$7,746	$7,801

The Company’s estimated remaining amortization expense on intangible assets as of March 31, 2023 was as follows:

Amortization Expense
(Dollars in Thousands)
2023	$140
2024	122
2025	49
Total	$311

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

•
Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both March 31, 2023 and December 31, 2022, there were no federal funds purchased outstanding.
•
Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. There were no securities sold under repurchase agreements as of March 31, 2023. As of December 31, 2022, securities sold under repurchase agreements totaled $38 thousand.
•
Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of March 31, 2023 and December 31, 2022, the Bank had $25.0 million and $20.0 million, respectively, in outstanding FHLB advances with original maturities of less than one year.

Long-Term Borrowings

FHLB Advances

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both March 31, 2023 and December 31, 2022, the Company did not have any long-term FHLB advances outstanding.

Subordinated Debt

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031 (the “Notes”). The Notes bear interest at a rate of 3.50% per annum for the first five years, after which the interest rate will be reset quarterly to a benchmark interest rate per annum which, subject to certain conditions provided in the Notes, will be equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 275 basis points. The Company used the net proceeds for general corporate purposes, including repurchasing of the Company’s common stock, and supporting organic growth plans, including the maintenance of capital ratios. As of both March 31, 2023 and March 31, 2022, the Notes were recorded as long-term borrowings totaling $10.7 million, net of unamortized debt issuance costs. The table below provides additional information related to the Notes as of and for the three months ended March 31, 2023 and 2022.

	March 31,	March 31,
	2023	2022
	(Dollars in Thousands)
Balance at period-end	$10,744	$10,671
Average balance during the period	$10,738	$10,655
Maximum month-end balance during the year	$10,744	$10,671
Average rate paid during the period, including amortization of debt issuance costs	4.20%	4.20%
Weighted average remaining maturity (in years)	8.50	9.50

Available Credit

As an additional funding source, the Company has available unused lines of credit with correspondent banks, the Federal Reserve and the FHLB. Certain of these funding sources are subject to underlying collateral. As of March 31, 2023 and December 31, 2022, the Company’s available unused lines of credit consisted of the following:

Available Unused Lines of Credit	Collateral Requirements	March 31, 2023	December 31, 2022
Correspondent banks	None	$28.0 million	$45.0 million
FHLB advances (1)	Subject to collateral	$243.4 million	$246.8 million
Federal Reserve	Subject to collateral	(2)	(2)

(1)
These amounts represent the total remaining credit the Company has from the FHLB, but this credit can only be utilized to the extent that underlying collateral exists. The total lendable collateral value of assets pledged (including loans and investment securities) associated with FHLB advances and letters of credit totaled $74.2 million and $68.2 million as of March 31, 2023 and December 31, 2022, respectively. The Company’s collateral exposure with the FHLB in the form of advances and letters of credit was $55.0 million and $50.0 million as of March 31, 2023 and December 31, 2022, respectively, leaving an excess of collateral of $19.2 million and $18.2 million, respectively, available to utilize for additional credit as of the respective dates. The Company also has the ability to pledge additional assets to increase the availability of borrowings.
(2)
The Company has access to the Federal Reserve’s discount window and its Bank Term Funding Program (BTFP), the latter of which was established during the three months ended March 31, 2023 in response to the liquidity events that have occurred in the banking industry. Both the discount window and the BTFP allow borrowing on pledged collateral that includes eligible investment securities and, in certain circumstances, eligible loans. The discount window allows borrowing under 90-day terms, while borrowing terms under the BTFP are up to one year. The BTFP also allows investment securities to be pledged as collateral at 100% of par value when par value is greater than fair value.

8.
INCOME TAXES

The provision for income taxes was $0.7 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rate was 23.9% and 22.7%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $6.0 million and $5.2 million as of March 31, 2023 and December 31, 2022, respectively. The net deferred tax asset, which is included on the interim condensed consolidated balance sheet in other assets, is impacted by changes in the fair value of securities available-for-sale and cash flow hedges, changes in net operating loss carryforwards and other book-to-tax temporary differences. The net deferred tax asset increased by $0.6 million as a result of the cumulative effect adjustment to adopt ASC 326, effective January 1, 2023.

9.
DEFERRED COMPENSATION PLANS

The Company has entered into supplemental retirement compensation benefits agreements with certain directors and former executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.1 million as of both March 31, 2023 and December 31, 2022.

Non-employee directors may elect to defer payment of all or any portion of their shares of Bancshares common stock and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and equity awards and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock, as applicable. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of March 31, 2023 and December 31, 2022, a total of 116,561 and 114,190 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees and shares of Bancshares common stock are reflected as compensation expense in the period earned or granted, as applicable. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

10.
STOCK AWARDS

In accordance with the Company’s 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Stock-based compensation expense related to stock awards totaled $0.1 million for both the three months ended March 31, 2023 and 2022.

Stock Options

Stock option awards have been granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms. The Company recognizes the cost of services received in exchange for stock option awards based on the grant date fair value of the award, with compensation expense recognized on a straight-line basis over the award’s vesting period. The fair value of outstanding awards was determined using the Black-Scholes option pricing model. The Company did not grant any stock option awards during the three months ended March 31, 2023 or 2022.

The following table summarizes the Company’s stock option activity for the periods presented.

	Three Months Ended
	March 31, 2023		March 31, 2022
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	419,650	$9.79	420,250	$9.79
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	600	10.86
Options outstanding, end of period	419,650	$9.79	419,650	$9.79
Options exercisable, end of period	419,650	$9.79	415,916	$9.77

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was zero and $0.9 million as of March 31, 2023 and 2022, respectively.

Restricted Stock

During the three months ended March 31, 2023 and 2022, 57,300 shares and 45,938 shares, respectively, of restricted stock were granted. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

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

The following table provides a summary of the components of lease expense, as well as the reporting location in the interim condensed consolidated statements of operations, for the three months ended March 31, 2023 and 2022:

	Location in the Condensed	Three Months Ended
	Consolidated Statements of Operations	March 31, 2023	March 31, 2022
		(Dollars in Thousands)
Operating lease expense (1)	Net occupancy and equipment	$108	$108
Operating lease income (2)	Lease income	$234	$214

(1)
Includes short-term lease costs. For the three months ended March 31, 2023 and 2022, short-term lease costs were nominal in amount.
(2)
Operating lease income includes rental income from owned properties.

The following table provides supplemental lease information for operating leases on the interim condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022:

	Location in the Condensed
	Consolidated Balance Sheet	March 31, 2023	December 31, 2022
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$1,791	$1,883
Operating lease liabilities	Other liabilities	$1,870	$1,961
Weighted-average remaining lease term (in years)		4.78	5.03
Weighted-average discount rate		3.30%	3.30%

The following table provides supplemental lease information for the interim condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$107	$108

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of March 31, 2023:

Minimum Rental Payments
(Dollars in Thousands)
2023	324
2024	438
2025	339
2026	346
2027	353
2028 and thereafter	238
Total future minimum lease payments	$2,038
Less: Imputed interest	168
Total operating lease liabilities	$1,870

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

The Company had previously utilized pay-fixed interest rate swaps designated as either cash flow hedges or fair value hedges. In response to market conditions, during the three months ended March 31, 2023, the Company voluntarily terminated its remaining four interest rate swap agreements with a total notional amount of $40.0 million. In addition, during the year ended December 31, 2022, the Company voluntarily terminated one interest rate swap designated as a cash flow hedge with a notional amount of $10.0 million.

Hedges Terminated in 2023

Two of the swaps terminated during the three months ended March 31, 2023 were designated as cash flow hedges, while two were designated as fair value hedges. The termination of the cash flow hedges resulted in a net unrealized gain totaling $1.1 million. The unrealized gain was initially recorded in accumulated other comprehensive income and is being reclassified to reduce interest expense over the original terms of the swap contracts. The termination of the fair value hedges resulted in an unrealized gain totaling $1.0 million which is being reclassified to interest income over the original terms of the swap contracts.

Hedge Terminated in 2022

The cash flow hedge terminated during the year ended December 31, 2022, resulted in a net unrealized gain of $0.3 million. The unrealized gain was initially recorded in accumulated other comprehensive income and is being reclassified to reduce interest expense over the original term of the swap contract.

Presentation

As of March 31, 2023, there were no assets or liabilities recorded in the Company’s interim condensed consolidated balance sheet associated with derivative contracts. The table below reflects the notional amount and fair value of derivative instruments included on the Company’s consolidated balance sheets on a net basis as of December 31, 2022.

	As of December 31, 2022
	Notional	Estimated Fair Value
	Amount	Gain (Loss) (1)
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to fixed rate commercial real estate loans	$20,000	$1,101
Total fair value hedges		1,101
Cash flow hedges:
Interest rate swaps related to variable-rate money market deposit accounts	20,000	1,205
Interest rate swaps related to FHLB advances	—	—
Total cash flow hedges		1,205
Total hedges designated as hedging instruments, net		$2,306

(1)
Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities in the consolidated balance sheets.

Prior to termination, the Company utilized the last-of-layer method with respect to its interest rate swaps designated as fair value hedges. This approach allowed the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. Relative to the identified pools of loans, this represents the last dollar amount of the designated commercial loans, which is equivalent to the notional amounts of the derivative instruments.

The following table presents the net effects of derivative hedging instruments on the Company’s interim condensed consolidated statements of operations for the three-months ended March 31, 2023 and 2022. The effects, which include the reclassification of unrealized gains on terminated swap contracts, are presented as either an increase or decrease to income before income taxes in the relevant caption of the Company’s interim condensed consolidated statements of operations.

Location in the Condensed		Three Months Ended
Consolidated Statements of Operations		March 31, 2023	March 31, 2022
		(Dollars in Thousands)
Interest income	Interest and fees on loans	$168	$(59)
Interest expense	Interest on deposits	36	(30)
Interest expense	Interest on short-term borrowings	136	(79)
	Net increase (decrease) to income before income taxes	$340	$(168)

13.
SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of Bancshares: the Bank and ALC. The reportable segments were determined using the internal management reporting system. These segments comprise Bancshares’ and the Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2022, as amended in 2023 by the adoption of ASC 326 as discussed in Note 2, “Basis of Presentation,” in the Notes to the Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the tables below.

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended March 31, 2023
Total interest income	$11,506	$659	$1	$(206)	$11,960
Total interest expense	2,412	205	115	(206)	2,526
Net interest income	9,094	454	(114)	—	9,434
Provision for credit losses	269	—	—	—	269
Net interest income after provision	8,825	454	(114)	—	9,165
Total non-interest income	831	17	2,397	(2,416)	829
Total non-interest expense	6,671	320	298	(19)	7,270
Income before income taxes	2,985	151	1,985	(2,397)	2,724
Provision for income taxes	701	38	(87)	—	652
Net income	$2,284	$113	$2,072	$(2,397)	$2,072
Other significant items:
Total assets	$1,025,683	$16,128	$95,018	$(110,171)	$1,026,658
Total investment securities	128,689	—	—	—	128,689
Total loans, net	764,347	14,882	—	(14,939)	764,290
Goodwill and core deposit intangible, net	7,746	—	—	—	7,746
Investment in subsidiaries	—	—	92,210	(92,210)	—
Fixed asset additions	139	—	—	—	139
Depreciation and amortization expense	405	7	—	—	412
Total interest income from external customers	11,301	659	—	—	11,960
Total interest income from affiliates	205	—	1	(206)	—

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended March 31, 2022
Total interest income	$8,125	$1,589	$1	$(334)	$9,381
Total interest expense	559	333	114	(334)	672
Net interest income	7,566	1,256	(113)	—	8,709
Provision for loan and lease losses	(135)	856	—	—	721
Net interest income after provision	7,701	400	(113)	—	7,988
Total non-interest income	855	70	1,648	(1,744)	829
Total non-interest expense	6,285	544	296	(69)	7,056
Income (loss) before income taxes	2,271	(74)	1,239	(1,675)	1,761
Provision for income taxes	502	(19)	(83)	—	400
Net income (loss)	$1,769	$(55)	$1,322	$(1,675)	$1,361
Other significant items:
Total assets	$972,318	$33,518	$104,414	$(141,604)	$968,646
Total investment securities	137,655	—	81	—	137,736
Total loans, net	669,569	32,237	—	(31,960)	669,846
Goodwill and core deposit intangible, net	7,996	—	—	—	7,996
Investment in subsidiaries	—	—	93,963	(93,963)	—
Fixed asset additions	118	0	—	—	118
Depreciation and amortization expense	377	10	—	—	387
Total interest income from external customers	7,792	1,589	—	—	9,381
Total interest income from affiliates	333	—	1	(334)	—

14.
OTHER OPERATING INCOME AND EXPENSE

Other Operating Income

Other operating income for the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended
	March 31,
	2023	2022
	(Dollars in Thousands)
Bank-owned life insurance	$114	$110
ATM fee income	112	134
Gain on sales of premises and equipment and other assets	—	19
Other income	87	53
Total	$313	$316

Other Operating Expense

Other operating expense for the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended
	March 31,
	2023	2022
	(Dollars in Thousands)
Postage, stationery and supplies	$161	$164
Telephone/data communication	169	171
Collection and recoveries	91	47
Directors fees	95	103
Software amortization	124	99
Other real estate/foreclosure expense, net	6	(145)
Other expense	574	509
Total	$1,220	$948

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

	March 31, 2023	December 31, 2022
	(Dollars in Thousands)
Standby letters of credit	$—	$—
Standby performance letters of credit	$531	$556
Commitments to extend credit	$187,603	$186,169

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of March 31, 2023 and December 31, 2022, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

In accordance with the adoption of ASC 326 on January 1, 2023, the Company recorded a reserve for unfunded commitments of $0.3 million. The reserve, which is included in other liabilities in the Company’s balance sheet, remained $0.3 million as of March 31, 2023. Additional discussion related to the calculation of the reserve for unfunded commitments is included in Note 4.

Self-Insurance

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates a liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies' incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both March 31, 2023 and December 31, 2022. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the three months ended March 31, 2023 or the year ended December 31, 2022.

Fair Value Measurements on a Recurring Basis

Securities Available-for-Sale

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. Level 2 securities include agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. Level 2 fair values are obtained from quoted prices of securities with similar characteristics. In certain cases, where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

	Fair Value Measurements as of March 31, 2023 Using
	Totals At March 31, 2023	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$41,954	$—	$41,954	$—
Commercial	10,982	—	10,982	—
Obligations of U.S. government-sponsored agencies	4,375	—	4,375	—
Obligations of states and political subdivisions	1,574	—	1,574	—
Corporate notes	14,654	—	14,654	—
U.S. Treasury securities	53,468	53,468	—	—

	Fair Value Measurements as of December 31, 2022 Using
	Totals At December 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$43,957	$—	$43,957	$—
Commercial	11,693	—	11,693	—
Obligations of U.S. government-sponsored agencies	4,270	—	4,270
Obligations of states and political subdivisions	2,072	—	2,072	—
Corporate notes	15,921		14,921	1,000
U.S. Treasury securities	52,882	52,882	—	—
Other assets - derivatives	2,306	—	2,306	—

Fair Value Measurements on a Non-recurring Basis

Collateral Dependent Loans

Collateral dependent loans are measured at the fair value of the collateral securing the loan less estimated selling costs. The fair value of real estate collateral is determined based on real estate appraisals, which are generally based on recent sales of comparable properties which are then adjusted for property specific factors. Non-real estate collateral value is based on various sources, including third party asset valuations and internally determined values based on cost, adjusted for depreciation and other judgmentally determined discount factors. Collateral dependent loans are classified as Level 3 of the valuation hierarchy due to the unobservable inputs used in determining their fair value, such as collateral values and the borrower's underlying financial condition.

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

As of March 31, 2023 and December 31, 2022, included within OREO were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Bank and ALC that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

The following table presents the balances of impaired loans, OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022:

	Fair Value Measurements as of March 31, 2023 Using
	Totals At March 31, 2023	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Collateral dependent loans	$78	$—	$—	$78
OREO and other assets held-for-sale	617	—	—	617

	Fair Value Measurements as of December 31, 2022 Using
	Totals At December 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$108	$—	$—	$108
OREO and other assets held-for-sale	686	—	—	686

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2023. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of March 31, 2023 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value March 31, 2023	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Collateral dependent loans	$78	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

OREO and other assets held-for-sale	$617	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

Collateral Dependent Loans

Collateral dependent loans are valued based on multiple data points indicating the fair value for each loan. The primary data point is the appraisal value of the underlying collateral, to which a discount is applied. Management establishes this discount or comparability adjustment based on recent sales of similar property types. As liquidity in the market increases or decreases, the comparability adjustment and the resulting asset valuation are impacted.

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

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$68,427	$68,427	$68,427	$—	$—
Investment securities available-for-sale	127,007	127,007	53,468	73,539	—
Investment securities held-to-maturity	1,682	1,599	—	1,599	—
Federal funds sold	263	263	—	263	—
Federal Home Loan Bank stock	1,590	1,590	—	—	1,590
Loans, net of allowance for credit losses	764,290	733,467	—	—	733,467
Liabilities:
Deposits	897,885	826,524	—	826,524	—
Short-term borrowings	25,000	25,000	—	25,000	—
Long-term borrowings	10,744	9,885	—	9,885	—

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$30,152	$30,152	$30,152	$—	$—
Investment securities available-for-sale	130,795	130,795	52,882	76,913	1,000
Investment securities held-to-maturity	1,862	1,769	—	1,769	—
Federal funds sold	1,768	1,768	—	1,768	—
Federal Home Loan Bank stock	1,359	1,359	—	—	1,359
Loans, net of allowance for loan and lease losses	764,451	730,961	—	—	730,961
Liabilities:
Deposits	870,025	788,161	—	788,161	—
Short-term borrowings	20,038	20,038	—	20,038	—
Long-term borrowings	10,726	9,702		9,702
Other assets - derivatives	2,306	2,306	—	2,306	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares” and, together with its subsidiaries, the “Company”), is a bank holding company with its principal offices in Birmingham, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of March 31, 2023, the Bank operated and served its customers through 15 banking offices located in Birmingham, Butler, Calera, Centreville, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill, Virginia. In addition, the Bank operates loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area. The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals. The Bank also performs indirect lending through third-party retailers and currently conducts this lending in 17 states, including Alabama, Arkansas, Florida, Georgia, Indiana, Iowa, Kansas, Kentucky, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia.

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

Delivery of the best possible financial services to customers remains an overall operational focus of the Company. The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 158 full-time equivalent employees (as of March 31, 2023), to ensure customer satisfaction and convenience.

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general banking practices. These estimates include accounting for the allowance for credit losses, the right-of-use asset and lease liability, the value of other real estate owned and certain collateral-dependent loans, consideration related to goodwill impairment testing and deferred tax asset valuation. A description of these estimates, which significantly affect the determination of the Company’s consolidated financial position, results of operations and cash flows, is set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2022, as amended in 2023 by the adoption of ASC 326, Measurement of Credit Losses on Financial Instruments, as discussed in Note 2, “Basis of Presentation,” in the Notes to the Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of March 31, 2023 to December 31, 2022, while comparing income and expense for the three months ended March 31, 2023 and 2022.

All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2022. As used in the following discussion, the words “we,” “us,” “our” and the “Company” refer to Bancshares and its consolidated subsidiaries, unless the context indicates otherwise.

RECENT MARKET CONDITIONS

During the three months ended March 31, 2023, economic uncertainty continued to develop and significant banking sector volatility emerged, including notable banking failures stemming, in part, from deposit contraction and liquidity constraints. The recent bank failures have raised concerns about potential weakness in the banking sector, which could lead to tighter credit conditions for households and businesses, further weighing on economic activity. In addition, geopolitical pressures continued to develop. While inflation levels eased from 40-year highs that were reached during 2022, inflation remained significantly elevated over the Federal Reserve’s long run target. In its ongoing effort to reduce inflation levels, the Federal Reserve Board (FRB) continued to raise the target federal funds rate, with increases of 25 basis points in both February and March. On May 3, 2023, the FRB again raised the target rate by 25 basis points, representing the tenth increase since the FRB began its current cycle of increases in March 2022. As of May 3, 2023, the target federal funds rate was 5.0% to 5.25%.

As interest rates have increased, competitive pressures have also increased, particularly related to deposit pricing. Due primarily to the rising cost of funding, compression of net interest margin developed significantly throughout the banking industry during the three months ended March 31, 2023. The substantial pace and magnitude of changes in interest rates introduced a higher level of uncertainty throughout the banking industry, and the impact that such change will have on the Company’s future operating results cannot be predicted with certainty.

During this still-ongoing and still-volatile transition period, the yield curve has become significantly inverted at times, indicating substantial economic uncertainty, including the possibility of economic recession. The unusual yield curve effects, including inversion, may continue. Further, if the rate of inflation remains elevated or accelerates, the Company’s operations could be impacted by, among other things, accelerating cost of goods and services, including the cost of salaries and benefits. Additionally, the Company’s borrowers could be negatively impacted by rising expense levels, leading to deterioration of credit quality and/or reductions in the Company’s lending activity. The higher interest rate environment has also led to unrealized losses in the Company's investment portfolio, which consists primarily of fixed-rate instruments.

EXECUTIVE OVERVIEW

Strategic Focus and Impact on Asset Quality

Beginning in the third quarter of 2021, the Company implemented strategic initiatives designed to improve operating efficiency, focus the Company’s loan growth activities, and fortify asset quality. The most significant component of these initiatives was the cessation of new business at ALC. This initiative, which included the closure of ALC’s branch lending locations, was expected to both reduce the Company’s expense structure and ultimately improve asset quality following the paydown of ALC’s loans. Historically, ALC’s loans have produced substantially higher levels of charge-offs than the Bank’s other loan portfolios.

Consistent with management’s expectations, as a result of this initiative, the Company realized a reduction of 14.3% in non-interest expense in 2022, compared to 2021. While non-interest expense reductions were realized in 2022, charge-offs of ALC’s loans remained elevated in 2022 as the run-off of the loan portfolio commenced. Although ALC’s charge-offs began to decrease in the latter part of 2022, more significant reductions occurred during the three months ended March 31, 2023. Net charge-offs associated with ALC’s loans decreased to $0.1 million during the three months ended March 31, 2023, compared to $0.5 million during the three months ended March 31, 2022. Although the timing of future charge-offs and recoveries cannot be fully predicted, management expects continued reduction in net charge-offs over time as ALC’s portfolio continues to decrease. As of March 31, 2023, remaining loans at ALC totaled $16.9 million, compared to $20.2 million as of December 31, 2022.

The improved charge-off experience at ALC has favorably impacted the Company’s overall asset quality trends. Net charge-offs totaled 0.11% of the Company’s average loan balance during the three months ended March 31, 2023, compared to 0.32% during the three months ended March 31, 2022. In addition, the Company’s nonperforming assets, including loans in non-accrual status and OREO, decreased to $1.8 million as of March 31, 2023, compared to $2.3 million as of December 31, 2022. As a percentage of total assets, non-performing assets totaled 0.18% as of March 31, 2023, compared to 0.24% as of December 31, 2022.

Financial Highlights

The Company earned net income of $2.1 million, or $0.33 per diluted common share, during the three months ended March 31, 2023, compared to $1.4 million, or $0.20 per diluted common share, for the three months ended March 31, 2022.

Summarized condensed consolidated statements of operations are included below for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,	March 31,
	2023	2022
	(Dollars in Thousands)
Interest income	$11,960	$9,381
Interest expense	2,526	672
Net interest income	9,434	8,709
Provision for credit losses	269	721
Net interest income after provision for credit losses	9,165	7,988
Non-interest income	829	829
Non-interest expense	7,270	7,056
Income before income taxes	2,724	1,761
Provision for income taxes	652	400
Net income	$2,072	$1,361
Basic net income per share	$0.35	$0.22
Diluted net income per share	$0.33	$0.20
Dividends per share	$0.05	$0.03

The discussion that follows summarizes the most significant activity that drove changes in the Company’s net income during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Net Interest Income and Margin

Net interest income increased by $0.7 million comparing the three months ended March 31, 2023 to the three months ended March 31, 2022 due to a combination of margin expansion and growth in earning assets that occurred primarily in 2022. Interest income increased by $2.6 million comparing the two periods. The average rate on earning assets totaled 5.24% for the three months ended March 31, 2023, compared to 4.28% for the three months ended March 31, 2022. Loans, the most significant contributor to the Company’s interest income, averaged $770.9 million during the three months ended March 31, 2023, compared to $696.7 million during the corresponding period of 2022.

The increase in interest income was partially offset by increases in funding costs amid the rising interest rate environment. Total interest expense increased by $1.9 million, comparing the three months ended March 31, 2023 to the corresponding period of 2022. The increased expense was mostly driven by rate as average total funding costs increased to 1.14% during the three months ended March 31, 2023, compared to 0.32% during the three months ended March 31, 2022.

Provision for Credit Losses

The provision for credit losses was $0.3 million during the three months ended March 31, 2023, compared to $0.7 million during the three months ended March 31, 2022. The reduction resulted primarily from reduced charge-off levels comparing the two periods, primarily related to ALC’s loans which have continued to reduce following implementation of the cessation of business strategy. Net charge-offs totaled $0.2 million during the three months ended March 31, 2023, compared to $0.6 million during the three months ended March 31, 2022. The reduction resulted from a decrease of $0.4 million in net charge-offs associated with ALC’s portfolio. The Company’s net charge-offs as a percentage of average loans totaled 0.11% during the three months ended March 31, 2023, compared to 0.32% during the three months ended March 31, 2022.

CECL Adoption

Effective January 1, 2023, the Company adopted the current expected credit loss (CECL) model to account for credit losses on financial instruments, including loans. The adoption of the CECL model resulted in a transition adjustment that increased the Company’s allowance for credit losses by $2.1 million, including $1.4 million associated with the Bank’s loan portfolio and $0.7 million associated with ALC’s run-off loan portfolio. In addition, the Company recorded a reserve against off-balance sheet exposures associated with unfunded loan commitments of $0.3 million, which is included in other liabilities in the Company's interim condensed consolidated balance sheet.

Non-interest Income

Non-interest income levels remained consistent, totaling $0.8 million for both the three months ended March 31, 2023 and 2022.

Non-interest Expense

Non-interest expense totaled $7.3 million for the three months ended March 31, 2023, compared to $7.1 million for the three months ended March 31, 2022. The increase resulted from increases in various expense categories, as well as nonrecurring gains on sale of other real estate that offset expenses during the first three months of 2022 that were not repeated during the first three months of 2023. Increased expenses were partially offset by a reduction in salary and benefits expense of 2.5% comparing the two periods.

Balance Sheet Levels

As of March 31, 2023, the Company’s assets totaled $1,026.7 million, compared to $994.7 million as of December 31, 2022, an increase of 3.2%.

Loans

Total loans increased by $2.0 million, or 0.3%, as of March 31, 2023, compared to December 31, 2022. Loan volume increases were driven primarily by growth in the construction, land development and other land category and the consumer indirect category. The increase in the construction, land development and other land loans category was primarily attributable to growth in construction fundings on multi-family residential projects. Growth in consumer indirect lending was consistent with continued demand for the products collateralized through the Company's indirect program, including recreational vehicles, campers, boats, horse trailers and cargo trailers. As of March 31, 2023, the Company conducted indirect lending in 17 states. Loan growth during the first three months of 2023 was partially offset by decreases in the multi-family residential, and other commercial and consumer categories. Loans in the direct consumer and branch retail consumer categories decreased as expected, as they comprise the majority of ALC’s remaining loan balances.

Deposit Growth

Deposits totaled $897.9 million as of March 31, 2023, compared to $870.0 million as of December 31, 2022. Growth in deposits during the quarter resulted from wholesale brokered deposit sources utilized by the Company to increase liquidity on the Company’s balance sheet in the wake of bank failures that occurred during March 2023. During the quarter, the Company acquired additional brokered deposits totaling $35.0 million. Of the acquired deposits, $20.0 million had six-month maturities, while the remainder either mature or are callable by the Company within 12 months. As of March 31, 2023, core deposits, which exclude time deposits of $250 thousand or more and all brokered deposits, totaled $761.7 million, or 84.8% of total deposits, compared to $778.1 million, or 89.4% of total deposits, as of December 31, 2022.

Deployment of Funds

The acquisition of brokered deposits during the three months ended March 31, 2023 drove an increase in the Company’s on-balance sheet cash and cash equivalents position by $38.3 million comparing March 31, 2023 to December 31, 2022. Management consistently seeks to deploy earning assets in an efficient manner to maximize net interest income while maintaining appropriate levels of liquidity to protect the safety and soundness of the organization. Management’s decisions, particularly during the latter portion of March 2023, were focused on enhancing the Company’s liquidity position. As part of this focus, management elected to hold higher levels of cash and cash equivalents and did not seek to re-deploy excess cash into the Company’s investment securities portfolio. Investment securities, including both the available-for-sale and held-to-maturity portfolios, totaled $128.7 million as of March 31, 2023, compared to $132.7 million as of December 31, 2022. The expected average life of securities in the investment portfolio was 3.7 years as of March 31, 2023, compared to 3.5 years as of December 31, 2022.

Shareholders’ Equity

Shareholders’ equity decreased by $0.4 million, or 0.4%, as of March 31, 2023, compared to December 31, 2022. The decrease in shareholders’ equity resulted from the CECL transition adjustment which reduced retained earnings by $1.8 million (net of tax), and to a lesser extent, from reductions in accumulated other comprehensive income associated with fair value declines in the available-for-sale investment portfolio and other reclassification adjustments. These reductions were partially offset by earnings, net of dividends paid, for the quarter.

Regulatory Capital

During the three months ended March 31, 2023, the Bank continued to maintain capital ratios at higher levels than required to be considered a “well-capitalized” institution under applicable banking regulations. As of March 31, 2023, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 11.16%. Its total capital ratio was 12.41%, and its Tier 1 leverage ratio was 9.36%.

Liquidity

As of March 31, 2023, the Company continued to maintain excess funding capacity sufficient to provide adequate liquidity for loan growth, capital expenditures and ongoing operations. The Company benefits from a strong core deposit base, a liquid investment securities portfolio and access to funding from a variety of sources, including federal funds lines, Federal Home Loan Bank (FHLB) advances and brokered deposits. In addition, the Company has access to the Federal Reserve’s discount window and its Bank Term Funding Program (BTFP), the latter of which was established in response to the recent liquidity events that have occurred in the banking industry. Both the discount window and the BTFP allow borrowing on pledged collateral that includes eligible investment securities and, in certain circumstances, eligible loans.

Cash Dividends

The Company declared cash dividends totaling $0.05 per share on its common stock during the three months ended March 31, 2023, compared to cash dividends totaling $0.03 per share on its common stock during the three months ended March 31, 2022.

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

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three months ended March 31, 2023 and 2022. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
ASSETS
Interest-earning assets:
Total loans (Note A)	$770,871	$10,982	5.78%	$696,695	$8,847	5.15%
Taxable investment securities	129,840	680	2.12%	130,306	485	1.51%
Tax-exempt investment securities	1,059	3	1.15%	2,771	12	1.76%
Federal Home Loan Bank stock	1,634	28	6.95%	879	8	3.69%
Federal funds sold	2,591	29	4.54%	81	—	—
Interest-bearing deposits in banks	20,526	238	4.70%	57,859	29	0.20%
Total interest-earning assets	926,521	11,960	5.24%	888,591	9,381	4.28%

Noninterest-earning assets	62,818			64,958
Total	$989,339			$953,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand deposits	$227,382	$195	0.35%	$250,612	$126	0.20%
Savings deposits	193,878	553	1.16%	197,016	140	0.29%
Time deposits	270,780	1,389	2.08%	210,727	249	0.48%
Total interest-bearing deposits	692,040	2,137	1.25%	658,355	515	0.32%
Noninterest-bearing demand deposits	166,548	—	—	175,285	—	—
Total deposits	858,588	2,137	1.01%	833,640	515	0.25%
Borrowings	37,221	389	4.24%	20,715	157	3.07%
Total funding costs	895,809	2,526	1.14%	854,355	672	0.32%

Other noninterest-bearing liabilities	9,693			9,692
Shareholders’ equity	83,837			89,502
Total	$989,339			$953,549

Net interest income (Note B)		$9,434			$8,709
Net interest margin			4.13%			3.97%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $1.5 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively.

Note B	—	Loan fees are included in interest amounts presented. Loan fees totaled $0.1 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

The following tables summarize the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Compared to			Compared to
	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:			Due to Change In:
	Volume	Average Yield/Rate	Net	Volume	Average Yield/Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$942	$1,193	$2,135	$637	$(1,280)	$(643)
Taxable investment securities	(2)	197	195	174	5	179
Tax-exempt investment securities	(7)	(2)	(9)	(3)	(1)	(4)
Federal Home Loan Bank stock	7	13	20	(2)	1	(1)
Federal funds sold	—	29	29	—	—	—
Interest-bearing deposits in banks	(19)	228	209	(9)	14	5
Total interest-earning assets	921	1,658	2,579	797	(1,261)	(464)
Interest expense on:
Demand deposits	(12)	81	69	16	(29)	(13)
Savings deposits	(2)	415	413	19	(24)	(5)
Time deposits	71	1,069	1,140	(54)	(156)	(210)
Borrowings	125	107	232	41	78	119
Total interest-bearing liabilities	182	1,672	1,854	22	(131)	(109)
Increase (decrease) in net interest income	$739	$(14)	$725	$775	$(1,130)	$(355)

Interest income increased by $2.6 million, comparing the three months ended March 31, 2023 to the three months ended March 31, 2022. Of the increase, $1.7 million was attributable to higher average yields on interest-earning assets, while $0.9 million was attributable to growth in average loan volume comparing the two periods. The increase in average yield was attributable to the rise in market interest rates that began in 2022 and has continued in 2023. The increase in interest income associated with loan volume increases was attributable to loan growth that occurred primarily in 2022. During 2022, the Company experienced total loan growth of $64.2 million, or 9.0%. Loan growth has continued at a slower pace during 2023, with growth of $2.0 million, or 0.3%, during the three months ended March 31, 2023.

The increase in interest income was partially offset by an increase in interest expense of $1.9 million, comparing the three months ended March 31, 2023 to the three months ended March 31, 2022. Of the increase, $1.7 million was attributable to the rise in market interest rates, while $0.2 million was attributable to growth in interest-bearing liabilities, primarily time deposits and borrowings. During the latter half of 2022 and through the first three months of 2023, the Company has focused a portion of its deposit marketing efforts on growth in time deposits of various maturities in an effort to increase the predictability of funding cash flows. Additionally, the Company has utilized wholesale brokered deposits and short-term FHLB borrowings to a larger extent, particularly during the three months ended March 31, 2023, in order to enhance the Company’s on-balance sheet liquidity position. Efforts to enhance the Company’s on-balance sheet liquidity were taken primarily as precautionary measures in the wake of liquidity events that impacted the banking industry during the three months ended March 31, 2023.

The rising market interest rate environment has had, and continues to have, a significant impact on the Company and the banking industry in general. Beginning in March 2022 and through its May 2023 meeting, the Federal Open Market Committee has raised the federal funds rate by 500 basis points. Statements by Federal Reserve officials have indicated that further interest rate increases are possible to address inflationary pressures. While the Company has generally been positioned to benefit from the rising interest rate environment that has occurred, the Company’s net interest margin began to decline during the three months ended March 31, 2023 as the cost of interest-bearing liabilities increased at a faster pace than interest-earning assets. Further, in connection with the liquidity events that occurred in the banking industry during the first quarter of 2023, competition for deposits has intensified significantly. This increased competition, coupled with the volatility of the banking industry, including recent liquidity events, have introduced additional uncertainty into the market. Should market interest rates continue to rise or reduce at significant levels, the Company’s net interest income could be negatively impacted.

Provision for Credit Losses

The provision for credit losses was $0.3 million during the three months ended March 31, 2023, compared to $0.7 million during the three months ended March 31, 2022. The decrease resulted from reduced charge-off levels comparing the two periods, primarily related to ALC’s loans which have continued to decrease following implementation of the cessation of business strategy. Net charge-offs totaled $0.2 million during the three months ended March 31, 2023, compared to $0.6 million during the three months ended March 31, 2022. The reduction resulted from a decrease of $0.4 million associated with ALC’s loan portfolio. The Company’s net charge-offs as a percentage of average loans totaled 0.11% during the three months ended March 31, 2023, compared to 0.32% during the three months ended March 31, 2022.

While the Company experienced improved charge-off metrics during the first three months of 2023, the timing of charge-offs, economic developments, and other factors that could impact the provision for credit losses cannot be fully predicted with certainty. Sustained levels of high inflation, combined with the recent rapid rise in market interest rates, could negatively impact the Company’s borrowers, which could lead to increased provisions for credit losses in the future. In addition, effective January 1, 2023, the Company adopted the CECL model to account for credit losses on financial instruments, including loans and leases, unfunded commitments and held-to-maturity securities. The adoption of the CECL model resulted in a transition adjustment totaling $2.4 million, increasing the Company’s allowance for credit losses by $2.1 million, and establishing a reserve for unfunded commitments of $0.3 million. As of March 31, 2023, the Company’s allowance for credit losses totaled 1.49% of total loans, compared to 1.22% as of December 31, 2022. While management believes that the allowance for credit losses, as well as the reserve for unfunded commitments, was sufficient to absorb life-of-loan credit losses based on circumstances existing as of the balance sheet date, combined with reasonable and supportable forecasts, the determination of the allowance is complex and requires judgment by management about the effects of matters that are inherently uncertain. Changing economic circumstances or forecasts, or changes in management’s judgments and estimates, could result in additional credit loss expense in future periods.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$285	$299	$(14)	(4.7)%
Bank-owned life insurance	114	110	4	3.6%
Lease income	231	214	17	7.9%
ATM fee income	112	134	(22)	(16.4)%
Other income	87	72	15	20.8%
Total non-interest income	$829	$829	$—	—

The Company’s non-interest income was consistent comparing the three month’s ended March 31, 2023 to the three months ended March 31, 2022. In recent periods, the Company’s sources of non-interest revenue have not fluctuated significantly, with the exception of nonrecurring increases or decreases that have occurred from time to time due to gains or losses on sales of assets or other nonrecurring sources. The majority of the Company’s sources of non-interest income are relatively stable and are not expected to change significantly in the near term. However, non-interest revenues earned from service charges and other fees on deposit accounts have generally declined in recent years for a number of reasons, including a changing regulatory environment associated with these types of revenues. Management continues to evaluate opportunities to add non-interest revenue streams or grow existing streams; however, significant growth in non-interest income is not expected in the near term.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$4,222	$4,330	$(108)	(2.5)%
Net occupancy and equipment	835	766	69	9.0%
Computer services	421	377	44	11.7%
Insurance expense and assessments	327	367	(40)	(10.9)%
Fees for professional services	245	268	(23)	(8.6)%
Postage, stationery and supplies	161	164	(3)	(1.8)%
Telephone/data communications	169	171	(2)	(1.2)%
Collection and recoveries	91	47	44	93.6%
Directors fees	95	103	(8)	(7.8)%
Software amortization	124	99	25	25.3%
Other real estate/foreclosure expense, net	6	(145)	151	(104.1)%
Other expense	574	509	65	12.8%
Total non-interest expense	$7,270	$7,056	$214	3.0%

The Company’s non-interest expense increased by 3.0% comparing the three months ended March 31, 2023 to the three months ended March 31, 2022. The majority of the increase resulted from nonrecurring gains on the sale of properties that reduced other real/estate expense in 2022, but were not repeated in 2023. In addition, the Company has experienced increases in other categories commensurate with the inflationary environment. Increases in certain categories of non-interest expense were partially offset by decreases in other categories, most notably salaries and employee benefits which decreased by 2.5%, comparing the three months ended March 31, 2023 to the three months ended March 31, 2022. The reduction in salaries and benefits expense resulted from the impact of the strategic initiatives undertaken by the Company beginning in the third quarter of 2021 to, among other things, improve the Company’s operating efficiency. These initiatives reduced the Company’s non-interest expense profile significantly in 2022 and, in some expense areas such as salaries and benefits, continued to benefit the Company during the three months ended March 31, 2023. However, the current inflationary environment is expected to put upward pressure on non-interest expenses. Accordingly, management will remain focused on efforts to streamline business processes in an effort to continue to improve the Company’s overall efficiency levels.

Provision for Income Taxes

The provision for income taxes was $0.7 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively, and the Company’s effective tax rate was 23.9% and 22.7%, respectively, for the same periods.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 3.7 years and 3.5 years as of March 31, 2023 and December 31, 2022, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity. As of March 31, 2023, available-for-sale securities totaled $127.0 million, or 98.7% of the total investment portfolio, compared to $130.8 million, or 98.6% of the total investment portfolio, as of December 31, 2022. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate bonds, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of March 31, 2023, held-to-maturity securities totaled $1.7 million, or 1.3% of the total investment portfolio, compared to $1.9 million, or 1.4% of the total investment portfolio, as of December 31, 2022. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Due to the increasing interest rate environment, during the three months ended March 31, 2023, gross unrealized losses increased, particularly within the Company’s available-for-sale portfolio. Gross unrealized losses in the available-for-sale portfolio totaled $11.5 million as of March 31, 2023, compared to $11.1 million as of December 31, 2022. Unrealized losses within the available-for-sale portfolio were recognized, net of tax, in accumulated other comprehensive loss.

As of March 31, 2023, the Company evaluated both the available-for-sale and held-to-maturity portfolios for credit loss in accordance with the revised accounting guidance of ASC 326. Based on these evaluations, management concluded that no credit losses were included in either portfolio and that the unrealized losses in both portfolios resulted from the prevailing interest rate environment.

Loans and Allowance for Credit Losses

The Company’s total loan portfolio increased by $2.0 million, or 0.3%, as of March 31, 2023, compared to December 31, 2022. The tables below summarize loan balances by portfolio category, as well as the allowance for credit losses, as of the end of each of the most recent five quarters as of March 31, 2023:

	Quarter Ended
	2023	2022
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$69,398	$53,914	$36,230	$40,647	$52,946
Secured by 1-4 family residential properties	86,622	87,995	84,452	69,109	69,862
Secured by multi-family residential properties	63,368	67,852	72,377	66,851	50,815
Secured by non-farm, non-residential properties	198,266	200,156	200,707	187,032	177,698
Commercial and industrial loans	65,708	73,546	65,935	65,909	68,102
Consumer loans:
Direct	8,435	9,851	11,950	14,891	17,149
Branch retail	12,222	13,992	15,878	17,992	20,827
Indirect	271,870	266,567	262,742	252,206	220,931
Total loans	$775,889	$773,873	$750,271	$714,637	$678,330
Allowance for credit losses	11,599	9,422	9,373	8,751	8,484
Net loans	$764,290	$764,451	$740,898	$705,886	$669,846

The allowance for credit losses increased by $2.2 million during the three months ended March 31, 2023, due primarily to the $2.1 million cumulative-effect adjustment of adopting the CECL accounting model, effective January 1, 2023. The tables below summarize changes in the allowance for credit losses for each of the most recent five quarters as of March 31, 2023:

	Quarter Ended
	2023	2022
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Balance at beginning of period	$9,422	$9,373	$8,751	$8,484	$8,320
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	(8)	(30)	(3)	(5)	(2)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Direct	(215)	(451)	(417)	(532)	(601)
Branch retail	(155)	(111)	(200)	(177)	(101)
Indirect	(156)	(144)	(136)	(77)	(25)
Total charge-offs	(534)	(736)	(756)	(791)	(729)
Recoveries	319	258	213	163	172
Net charge-offs	(215)	(478)	(543)	(628)	(557)
Impact of adopting CECL	2,123	—	—	—	—
Provision for credit losses	269	527	1,165	895	721
Ending balance	$11,599	$9,422	$9,373	$8,751	$8,484
Ending balance as a percentage of loans	1.49%	1.22%	1.25%	1.22%	1.25%
Net charge-offs as a percentage of average loans	0.11%	0.25%	0.29%	0.36%	0.32%

The adoption of CECL was most impactful on the Company’s consumer indirect loan portfolio due primarily to the extension of the loss estimate period to the estimated life of loans in this category. As of both January 1, 2023 and March 31, 2023, the estimated average remaining life of the indirect portfolio was between four and five years. The branch retail portfolio, which represents indirect lending conducted by ALC, was similarly impacted by the transition to CECL. In addition, the Company’s consumer portfolios were impacted by current economic forecasts using data provided by the Federal Reserve on inflation, unemployment, and the forecasted movement of interest rates.

Reserve for Unfunded Lending Commitments

In connection with the adoption of the CECL accounting model, the Company also reserved approximately $0.3 million in other liabilities for unfunded lending commitments. Unfunded lending commitments are off-balance sheet arrangements that represent unconditional commitments of the Company to lend to a borrower that are unfunded as of the balance sheet date. These may include unfunded loan commitments, standby letters of credit, and financial guarantees. The CECL accounting guidance requires that an estimate of expected credit loss be measured on commitments in which an entity is exposed to credit risk via a present contractual obligation to extend credit unless the obligation is unconditionally cancellable by the issuer. For the Company, unconditional lending commitments generally include unfunded term loan agreements, home equity lines of credit, lines of credit, and demand deposit account overdraft protection.

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of March 31, 2023 were as follows:

	Quarter Ended
	2023	2022
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Non-accrual loans	$1,214	$1,651	$2,077	$1,455	$2,228
Other real estate owned	617	686	686	276	874
Total	$1,831	$2,337	$2,763	$1,731	$3,102
Nonperforming assets as a percentage of total assets	0.18%	0.24%	0.28%	0.18%	0.32%

Allocation of Allowance for Credit Losses

While no portion of the allowance for credit losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for credit losses as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Allocation Allowance	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$520	4.5%	8.9%	$517	5.5%	7.0%
Secured by 1-4 family residential properties	769	6.6%	11.2%	832	8.8%	11.4%
Secured by multi-family residential properties	509	4.4%	8.2%	646	6.9%	8.8%
Secured by non-farm, non-residential properties	1,762	15.2%	25.6%	1,970	20.9%	25.8%
Commercial and industrial loans	782	6.7%	8.5%	919	9.8%	9.5%
Consumer loans:
Direct	892	7.7%	1.1%	866	9.2%	1.3%
Branch retail	1,068	9.2%	1.6%	518	5.5%	1.8%
Indirect	5,297	45.7%	34.9%	3,154	33.4%	34.4%
Total allowance for credit losses	$11,599	100.0%	100.0%	$9,422	100.0%	100.0%

Deposits

Total deposits increased to $897.9 million as of March 31, 2023, from $870.0 million as of December 31, 2022, an increase of 3.2%. Core deposits, which exclude time deposits of $250 thousand or more and all brokered deposits, provide a relatively stable funding source that supports earning assets. Core deposits decreased to $761.7 million, or 84.8% of total deposits, as of March 31, 2023, compared to $778.1 million, or 89.4% of total deposits, as of December 31, 2022.

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

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances, and subordinated debt that are used by the Company as an alternative source of funds. During the first quarter of 2023, other interest-bearing liabilities represented 5.1% of average interest-bearing liabilities, compared to 3.1% in the first quarter of 2022. The increase was due to an increase of $5 million in the Company’s short-term FHLB advances to increase the Company’s liquidity position.

Shareholders’ Equity

As of March 31, 2023, shareholders’ equity totaled $84.8 million, or 8.3% of total assets, compared to $85.1 million, or 8.6% of total assets, as of December 31, 2022. The decrease in shareholders’ equity resulted from the CECL transition adjustment which reduced retained earnings by $1.8 million (net of tax), and to a lesser extent, from reductions in accumulated other comprehensive income associated with fair value declines in the available-for-sale investment portfolio and other reclassification adjustments. These reductions were partially offset by earnings, net of dividends paid, for the quarter.

During the three months ended March 31, 2023, the Company declared dividends totaling $0.05 per common share, or approximately $0.3 million in aggregate amount. During the three months ended March 31, 2022, the Company declared dividends totaling $0.03 per common share, or approximately $0.2 million in aggregate amount. Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and the desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $206.9 million as of March 31, 2023 and $212.5 million as of December 31, 2022. Investment securities forecasted to mature or reprice in one year or less were estimated to be $20.7 million and $7.1 million of the investment portfolio as of March 31, 2023 and December 31, 2022, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. The investment securities portfolio had an estimated average life of 3.7 years and 3.5 years as of March 31, 2023 and December 31, 2022, respectively. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Company had $25.0 million and $20.0 million of outstanding borrowings under FHLB advances as of March 31, 2023 and December 31, 2022, respectively. In addition, on October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031. Net of unamortized debt issuance costs, the subordinated notes were recorded as long-term borrowings totaling $10.7 million as of both March 31, 2023 and December 31, 2022.

The Company had up to $243.4 million and $246.8 million in remaining unused credit from the FHLB (subject to available collateral, which may include eligible investment securities and loans) as of March 31, 2023 and December 31, 2022, respectively. In addition, the Company had $28.0 million and $45.0 million in unused established federal funds lines as of March 31, 2023 and December 31, 2022, respectively.

RESPONSE TO RECENT LIQUIDITY EVENTS

As of March 31, 2023, the Company continued to maintain excess funding capacity sufficient to provide adequate liquidity for loan growth, capital expenditures and ongoing operations. The Company benefits from a strong core deposit base, a liquid investment securities portfolio and access to funding from a variety of sources, including federal funds lines, FHLB advances and brokered deposits. In addition, the Company has access to the Federal Reserve’s discount window and its BTFP, the latter of which was established during the three months ended March 31, 2023 in response to the recent liquidity events that have occurred in the banking industry. Both the discount window and the BTFP allow borrowing on pledged collateral that includes eligible investment securities and, in certain circumstances, eligible loans. The discount window allows borrowing under 90-day terms, while borrowing terms under the BTFP are up to one year. The BTFP also allows investment securities to be pledged as collateral at 100% of par value when par value is greater than fair value.

Management monitors the Company’s liquidity position on a daily basis, and maintains policies, guidelines and contingency funding plans designed to ensure that adequate levels of liquidity are maintained through a variety of circumstances. Leading up to and in response to the liquidity events that occurred in the banking industry during the three months ended March 31, 2023, management undertook a number of procedures to both enhance the Company’s liquidity position, as well as to effectively communicate the Company’s sound liquidity position to deposit customers, borrowers, employees, and regulatory authorities. Procedures undertaken included, but were not limited to, the following:

•
Communication with all Company employees on the safety and soundness of the Company’s liquidity and capital positions
•
Daily monitoring by senior leadership of questions and concerns from deposit customers
•
Review and realignment of collateral pledging capacity with the Federal Reserve and FHLB
•
Accelerated procurement of wholesale brokered deposits to enhance the Company’s on-balance sheet liquidity position
•
Introduction of promotional interest rates on selected deposit products to attract new deposit growth
•
Re-testing of federal funds line borrowing capabilities in the week following bank failures

These procedures represent precautionary measures undertaken by management as a matter of prudence and in accordance with the Company’s contingency funding plans, which are a component of the Company’s liquidity policies and procedures. While the Company enhanced its liquidity position over the course of the three months ended March 31, 2023 through wholesale deposit fundings, core deposits remained stable. Exclusive of wholesale brokered deposits, the Company’s total deposits decreased by $7.4 million, or 0.9%, comparing March 31, 2023 to December 31, 2022. Although events during the three months ended March 31, 2023 strained the banking industry as a whole, the Company’s management remains confident in the stability of the Company’s core deposit base which has served as the Company’s primary funding source for many years. Excluding wholesale brokered deposits, as of March 31, 2023, the Company had over 29 thousand deposit accounts with an average balance of approximately $27.3 thousand per account. Estimated uninsured deposits (calculated as deposit amounts per deposit holder in excess of $250 thousand, the maximum amount of federal deposit insurance, excluding deposits secured by pledged collateral) totaled $165.9 million, or 18.5% of total deposits, as of March 31, 2023. As of December 31, 2022, estimated uninsured deposits totaled $148.3 million, or 17.1% of total deposits.

The table below provides information on the Company’s on-balance sheet liquidity, as well as readily available sources of liquidity as of both March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(Dollars in Thousands)
	(Unaudited)	(Unaudited)
Liquidity from cash and federal funds sold:
Cash and cash equivalents	$68,427	$30,152
Federal funds sold	263	1,768
Liquidity from cash and federal funds sold	68,690	31,920
Liquidity from pledgeable investment securities:
Investment securities available-for sale, at fair value	127,007	130,795
Investment securities held-to-maturity, at amortized cost	1,682	1,862
Less: securities pledged	(51,899)	(54,717)
Less: estimated collateral value discounts	(10,918)	(7,833)
Liquidity from pledgeable investment securities	65,872	70,107
Liquidity from unused lendable collateral (loans) at FHLB	19,228	18,215
Unsecured lines of credit with banks	28,000	45,000
Total readily available liquidity	$181,790	$165,242

The table calculates readily available sources of liquidity, including cash and cash equivalents, federal funds sold, and other liquidity sources. Certain of the measures have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”); however, management believes that the non-GAAP measures are beneficial to the reader as they enhance the overall understanding of the Company’s liquidity position and can be used as a supplement to GAAP-based measures of liquidity. Specifically, liquidity from pledgeable investment securities is a non-GAAP measure used by management and regulators to analyze a portion of the Company's liquidity. Pledgeable investment securities are considered by management as a readily available source of liquidity since the Company has the ability to pledge the securities with the FHLB or Federal Reserve to obtain immediate funding. Both available-for-sale and held-for-maturity securities may be pledged at fair value with the FHLB and through the Federal Reserve discount window. The amounts shown as liquidity from pledgeable investment securities represents total investment securities as recorded on the balance sheet, less reductions for securities already pledged and discounts expected to be taken by the lender to determine collateral value. The calculations are intended to reflect minimum levels of liquidity readily available to the Company through the pledging of investment securities, and do not contemplate the additional available liquidity that could be available from the Federal Reserve through the BTFP. The non-GAAP financial measures that we discuss in this Quarterly Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP.

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

Financial simulation models are the primary tools used by the Asset/Liability Committee of the Bank’s board of directors to measure interest rate exposure. Using a wide range of scenarios, management is provided with extensive information on the potential impact on net interest income caused by changes in interest rates. In these simulations, assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of the Company’s balance sheet resulting from both strategic plans and customer behavior. Simulation models also incorporate management’s assumptions regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates paid on deposits and charged on loans. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results but rather as a means to better plan and execute appropriate asset-liability management strategies and manage our interest rate risk.

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a quarterly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of March 31, 2023, pre-tax net interest margin and net interest income are forecasted to change over timeframes of one year and two years under the six listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	1 Year	2 Years
+1%	4	6
+2%	2	5
+3%	(11)	(7)
-1%	(9)	(10)
-2%	(23)	(27)
-3%	(39)	(44)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	1 Year	2 Years
+1%	$459	$1,154
+2%	250	1,013
+3%	(1,112)	(1,530)
-1%	(946)	(2,135)
-2%	(2,419)	(5,542)
-3%	(4,097)	(9,171)

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2023, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of March 31, 2023, that Bancshares’ disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A list of factors that could materially affect the Company’s business, financial condition and/or operating results is included in Part I, Item 1A, “Risk Factors” in Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2022. There have been no material changes to such risk factors, except as set forth below. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material effect on the Company’s operations.

Recent events relating to the failures of certain banking entities in March and April 2023, including Silicon Valley Bank, Signature Bank and First Republic Bank, have caused general uncertainty and concern regarding the liquidity adequacy of the banking sector as a whole. Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, banks, investment banks, mutual funds, and other institutional entities. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. Any such losses could be material and could materially and adversely affect our business, financial condition and results of operations. In addition, we anticipate increased regulatory scrutiny and new regulations directed towards regional banks, and potentially community banks of similar size to us, designed to address the recent negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability.

Any failure by the U.S. federal government to increase the debt ceiling or any government shutdown could adversely affect the U.S. and global economy and our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States or globally. The U.S. federal government hit its borrowing limit, or debt ceiling, on January 19, 2023. If the government fails to increase the debt limit, the U.S. government’s sovereign credit rating may be downgraded and the U.S. government could default on its debts, which could adversely affect the U.S. and global financial markets, banking systems, and economic conditions. Absent intervention by the Federal Reserve, these developments could cause interest rates and borrowing costs to further increase, which may negatively impact our ability to access the debt markets, including the corporate bond markets, on favorable terms. In addition, disagreement over the federal budget has previously caused the U.S. federal government to shut down for periods of time. An extended period of shutdown of portions of the U.S. federal government could negatively impact the financial performance of certain customers and could negatively impact customers’ future access to certain loan and guaranty programs. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the first quarter of 2023:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
January 1 – January 31	5,142	$9.14	—	596,813
February 1 – February 28	70	$9.89	—	596,813
March 1 – March 31	3,792	$7.51	—	596,813
Total	9,004	$8.46	—	596,813

(1)
9,004 shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the first quarter of 2023.
(2)
No shares were repurchased during the first quarter pursuant to Bancshares’ publicly announced share repurchase program, which was initially approved by the Board of Directors on January 19, 2006 and authorized the repurchase of up to 642,785 shares of common stock. On each of December 18, 2019 and April 28, 2021, the Board approved the repurchase of additional shares of common stock under the share repurchase program, and the Board has periodically extended the expiration date of the program, most recently to December 31, 2023. As of March 31, 2023, Bancshares was authorized to repurchase up to 596,813 shares of common stock under the share repurchase program.

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

3.2

Amended and Restated Bylaws of First US Bancshares, Inc., effective as of November 16, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-14549), filed on November 16, 2022).

10.1	2023 Cash Incentive Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on January 25, 2023.

10.2

Amended and Restated Change in Control Agreement dated March 3, 2023, by and among First US Bancshares, Inc., First US Bank and Eric H. Mabowitz (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K (File No. 000-14549) filed on March 10, 2023).

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

101

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Comprehensive Income, (iii) Interim Condensed Consolidated Statements of Operations, (iv) Interim Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.

________________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: May 15, 2023

By:	/s/ Thomas S. Elley
Thomas S. Elley
Its Senior Executive Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)