Form 10-Q
period 2023-06-30
FIRST US BANCSHARES, INC.
filed 2023-08-09
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2023
Common Stock, $0.01 par value	5,874,765 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations, performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties. Certain factors that could affect the accuracy of such forward-looking statements and cause actual results to differ materially from those projected in such forward-looking statements are identified in the Company’s filings with the Securities and Exchange Commission (“SEC”), and forward-looking statements contained herein or in other public statements of the Company or its senior management should be considered in light of those factors. Such factors may include adverse developments in the financial services industry; the effects of any government shutdown; loan losses may be greater than anticipated; our ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations; the impact of national and local market conditions on the Company’s business and operations; strong competition in the banking industry; the impact of changes in interest rates and monetary policy on the Company’s performance and financial condition; the pending discontinuation of LIBOR as an interest rate benchmark; the impact of technological changes in the banking and financial service industries and potential information system failures; cybersecurity and data privacy threats; the costs of complying with extensive governmental regulation; the risk that internal controls and procedures might fail or be circumvented; the impact of changing tax laws on the Company’s financial results; the potential impact of climate change and related legislative and regulatory initiatives; the possibility that acquisitions may not produce anticipated results and result in unforeseen integration difficulties; the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas; the volatility of our stock price and our dependence on the soundness of other financial institutions; and other risk factors described from time to time in the Company’s public filings, including, but not limited to, the Company’s most recent Annual Report on Form 10-K. Relative to the Company’s dividend policy, the payment of cash dividends is subject to the discretion of the Board of Directors and will be determined in light of then-current conditions, including the Company’s earnings, leverage, operations, financial conditions, capital requirements and other factors deemed relevant by the Board of Directors. In the future, the Board of Directors may change the Company’s dividend policy, including the frequency or amount of any dividend, in light of then-existing conditions.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash and due from banks	$11,555	$11,844
Interest-bearing deposits in banks	63,113	18,308
Total cash and cash equivalents	74,668	30,152
Federal funds sold	721	1,768
Investment securities available-for-sale, at fair value	122,933	130,795
Investment securities held-to-maturity, at amortized cost	1,471	1,862
Federal Home Loan Bank stock, at cost	1,802	1,359
Loans and leases held for investment	814,494	773,873
Less allowance for credit losses	11,536	9,422
Net loans and leases held for investment	802,958	764,451
Premises and equipment, net of accumulated depreciation	24,050	24,439
Cash surrender value of bank-owned life insurance	16,546	16,399
Accrued interest receivable	3,151	3,011
Goodwill and core deposit intangible, net	7,691	7,801
Other real estate owned	617	686
Other assets	11,518	11,944
Total assets	$1,068,126	$994,667
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$160,534	$169,822
Interest-bearing	772,094	700,203
Total deposits	932,628	870,025
Accrued interest expense	1,563	607
Other liabilities	7,447	8,136
Short-term borrowings	30,000	20,038
Long-term borrowings	10,763	10,726
Total liabilities	982,401	909,532
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,738,156 and 7,680,856 shares issued, respectively; 5,874,765 and 5,812,258 shares outstanding, respectively	75	75
Additional paid-in capital	14,675	14,510
Accumulated other comprehensive loss, net of tax	(8,622)	(7,241)
Retained earnings	106,157	104,460
Less treasury stock: 1,863,391 and 1,868,598 shares at cost, respectively	(26,560)	(26,669)
Total shareholders’ equity	85,725	85,135
Total liabilities and shareholders’ equity	$1,068,126	$994,667

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$11,764	$8,742	$22,746	$17,589
Interest on investment securities	675	674	1,358	1,171
Interest on deposits in banks	526	100	764	129
Other	34	9	91	17
Total interest income	12,999	9,525	24,959	18,906
Interest expense:
Interest on deposits	3,322	584	5,459	1,100
Interest on borrowings	354	115	743	271
Total interest expense	3,676	699	6,202	1,371
Net interest income	9,323	8,826	18,757	17,535
Provision for credit losses	300	895	569	1,616
Net interest income after provision for credit losses	9,023	7,931	18,188	15,919
Non-interest income:
Service and other charges on deposit accounts	282	294	567	593
Lease income	235	211	466	425
Other income, net	282	351	595	667
Total non-interest income	799	856	1,628	1,685
Non-interest expense:
Salaries and employee benefits	3,968	4,052	8,190	8,382
Net occupancy and equipment	893	841	1,728	1,607
Computer services	430	430	851	807
Insurance expense and assessments	406	293	733	660
Fees for professional services	159	280	404	548
Other expense	1,295	982	2,515	1,930
Total non-interest expense	7,151	6,878	14,421	13,934
Income before income taxes	2,671	1,909	5,395	3,670
Provision for income taxes	648	494	1,300	894
Net income	$2,023	$1,415	$4,095	$2,776
Basic net income per share	$0.34	$0.23	$0.69	$0.45
Diluted net income per share	$0.31	$0.22	$0.64	$0.42
Dividends per share	$0.05	$0.03	$0.10	$0.06

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net income	$2,023	$1,415	$4,095	$2,776
Other comprehensive income (loss):
Unrealized holding losses on securities available-for-sale arising during period, net of tax benefit of $263, $1,241, $367 and $2,418, respectively	(790)	(3,733)	(1,104)	(7,259)
Unrealized holding gains (losses) arising during the period on effective cash flow hedge derivatives, net of tax benefit (expense) of $0, $0, $18 and ($313), respectively	—	1	(50)	937
Reclassification adjustments on cash flow hedge derivatives realized in net income, net of tax benefit (expense) of $39, ($5), $77 and ($5), respectively	(118)	14	(227)	14
Other comprehensive loss	(908)	(3,718)	(1,381)	(6,308)
Total comprehensive income (loss)	$1,115	$(2,303)	$2,714	$(3,532)

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the three months ended June 30, 2023 and 2022 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, March 31, 2022	6,129,519	$75	$14,278	$(2,866)	$99,604	$(23,284)	$87,807
Net income	—	—	—	—	1,415	—	1,415
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(3,733)	—	—	(3,733)
Net change in fair value of derivative instruments, net of tax	—	—	—	15	—	—	15
Dividends declared: $.03 per share	—	—	—	—	(181)	—	(181)
Impact of stock-based compensation plans, net	(1,645)	—	123	—	—	—	123
Reissuance of treasury stock as compensation	9,184	—	(138)	—	—	138	—
Impact of common stock share repurchases	(260,800)	—	—	—	—	(2,870)	(2,870)
Balance, June 30, 2022	5,876,258	$75	$14,263	$(6,584)	$100,838	$(26,016)	$82,576

Balance, March 31, 2023	5,866,866	$75	$14,663	$(7,714)	$104,427	$(26,694)	$84,757
Net income	—	—	—	—	2,023	—	2,023
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(790)	—	—	(790)
Net change in fair value of derivative instruments, net of tax	—	—	—	(118)	—	—	(118)
Dividends declared: $.05 per share	—	—	—	—	(293)	—	(293)
Impact of stock-based compensation plans, net	(1,467)	—	146	—	—	—	146
Reissuance of treasury stock as compensation	9,366		(134)			134	—
Balance, June 30, 2023	5,874,765	$75	$14,675	$(8,622)	$106,157	$(26,560)	$85,725

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the six months ended June 30, 2023 and 2022 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, December 31, 2021	6,172,378	$75	$14,163	$(276)	$98,428	$(22,326)	$90,064
Net income	—	—	—	—	2,776	—	2,776
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(7,259)	—	—	(7,259)
Net change in fair value of derivative instruments, net of tax	—	—	—	951	—	—	951
Dividends declared: $.06 per share	—	—	—	—	(366)	—	(366)
Impact of stock-based compensation plans, net	43,096	—	238	—	—	—	238
Reissuance of treasury stock as compensation	9,184	—	(138)	—	—	138	—
Impact of common stock share repurchases	(348,400)	—	—	—	—	(3,828)	(3,828)
Balance, June 30, 2022	5,876,258	$75	$14,263	$(6,584)	$100,838	$(26,016)	$82,576

Balance, December 31, 2022	5,812,258	$75	$14,510	$(7,241)	$104,460	$(26,669)	$85,135
Net income	—	—	—	—	4,095	—	4,095
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(1,104)	—	—	(1,104)
Net change in fair value of derivative instruments, net of tax	—	—	—	(277)	—	—	(277)
Dividends declared: $.10 per share	—	—	—	—	(587)	—	(587)
Impact of stock-based compensation plans, net	53,141	—	299	—	—	(25)	274
Reissuance of treasury stock as compensation	9,366		(134)			134	—
Impact of adopting current expected credit loss accounting model, net of tax	—	—	—	—	(1,811)	—	(1,811)
Balance, June 30, 2023	5,874,765	$75	$14,675	$(8,622)	$106,157	$(26,560)	$85,725

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net income	$4,095	$2,776
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	804	779
Provision for credit losses	569	1,616
Deferred income tax provision (benefit)	(462)	165
Proceeds from settlement of derivative contracts	2,166	—
Reclassification of unrealized gains on terminated derivative contracts	(534)	—
Stock-based compensation expense	299	238
Net amortization of securities	29	144
Amortization of intangible assets	110	146
Net loss (gain) on premises and equipment and other real estate	393	(225)
Changes in assets and liabilities:
Increase in accrued interest receivable	(140)	(94)
(Increase) decrease in other assets	(334)	535
Increase in accrued interest expense	956	268
Decrease in other liabilities	(944)	(1,171)
Net cash provided by operating activities	7,007	5,177
Cash flows from investing activities:
Net decrease in federal funds sold	1,047	2
Purchases of investment securities, available-for-sale	—	(39,256)
Proceeds from maturities and prepayments of investment securities, available-for-sale	6,364	10,133
Proceeds from maturities and prepayments of investment securities, held-to-maturity	389	1,085
Net increase in Federal Home Loan Bank stock	(443)	(14)
Net increase in loans	(41,850)	(8,704)
Proceeds from the sale of premises and equipment and other real estate	291	2,380
Purchases of premises and equipment	(242)	(341)
Net cash used in investing activities	(34,444)	(34,715)
Cash flows from financing activities:
Net increase in deposits	62,603	6,170
Net increase in short-term borrowings	9,962	42
Net increase in long-term borrowings	—	37
Net share-based compensation transactions	(25)	—
Repurchases of common stock	—	(3,828)
Dividends paid	(587)	(366)
Net cash provided by financing activities	71,953	2,055
Net increase (decrease) in cash and cash equivalents	44,516	(27,483)
Cash and cash equivalents, beginning of period	30,152	61,244
Cash and cash equivalents, end of period	$74,668	$33,761
Supplemental disclosures:
Cash paid for:
Interest	$5,246	$1,103
Income taxes	1,824	1,311
Non-cash transactions:
Assets acquired in settlement of loans	740	329

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

The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature, except for the adoption of Accounting Standards Codification (“ASC”) 326, Measurement of Credit Losses on Financial Instruments, as discussed below. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2023. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2022 (the "Company's 2022 Form 10-K").

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

Summary of Significant Accounting Policies

Certain significant accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s 2022 Form 10-K.

Adoption of ASC 326

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as subsequently updated for certain clarifications, targeted relief and codification improvements. ASC 326 replaces the previous "incurred loss" model for measuring credit losses, which required allowances for current known and inherent losses within the loan portfolio, with an "expected loss" model. The newly adopted current expected credit loss ("CECL") model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. ASC 326 also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. In addition, ASC 326 includes certain changes to the accounting for available-for-sale securities including the requirement to present credit losses as an allowance rather than as a direct write-down.

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

Loans and Leases Held for Investment

Loans and leases held for investment (“loans”) represent financial instruments that the Company has the intent and the ability to hold for the foreseeable future or until maturity or payoff. Loans are reported at amortized cost, net of the allowance for credit losses. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, fair value hedge accounting adjustments, as well as deferred loan fees and costs. Accrued interest receivable on loans and leases is reported separately on the Company’s consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Management estimates the allowance balance by using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses. Adjustments to historical loss information are made for differences in loan-specific risk characteristics such as changes in economic and business conditions, underwriting standards, portfolio mix, and delinquency level. Considerations related to environmental conditions include reasonable and supportable current and forecasted data related to economic factors such as inflation, unemployment levels, and interest rates.

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

Additional information related to the factors considered in evaluating credit losses on unfunded lending commitments is included in Note 4.

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

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding ("basic shares"). Included in basic shares are stock equivalent shares that have been accrued as of the balance sheet date as deferred compensation for members of Bancshares’ Board of Directors under the Non-Employee Directors' Deferred Compensation Plan (as defined below and discussed further in Note 9). Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period ("dilutive shares"). The dilutive shares consist of unexercised nonqualified stock option grants issued to employees and members of Bancshares’ Board of Directors pursuant to the Company's Incentive Plan (as defined below and discussed further in Note 10).

The following table reflects the weighted average shares used to calculate basic and diluted net income per share for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted average shares outstanding	5,868,107	6,046,113	5,851,973	6,097,904
Weighted average director stock equivalent shares	114,740	114,961	114,504	116,188
Basic shares	5,982,847	6,161,074	5,966,477	6,214,092
Dilutive shares	419,650	419,650	419,650	419,650
Diluted shares	6,402,497	6,580,724	6,386,127	6,633,742

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in Thousands, Except Per Share Data)
Net income	$2,023	$1,415	$4,095	$2,776
Basic net income per share	$0.34	$0.23	$0.69	$0.45
Diluted net income per share	$0.31	$0.22	$0.64	$0.42

Comprehensive Income

Comprehensive income consists of net income, as well as unrealized holding gains and losses that arise during the period associated with the Company’s available-for-sale securities portfolio and the effective portion of cash flow hedge derivatives. In the calculation of comprehensive income, reclassification adjustments are made for gains or losses realized in the statement of operations associated with the sale of available-for-sale securities or settlement of derivative contracts.

Recently Adopted Accounting Guidance

Reference Rate Reform

ASU 2020-04 and ASU 2021-01, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." These ASUs provide temporary relief, in the form of optional expedients and exceptions, for applying GAAP to modifications of contracts, hedging relationships and other transactions affected by reference rate (e.g. LIBOR) reforms. Historically, the Company has utilized LIBOR, among other indexes, as a reference rate for underwriting certain variable rate loans and interest rate hedging instruments. Since the issuance of this guidance, cessation of U.S. dollar LIBOR was extended to June 30, 2023. Accordingly, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of ASC Topic 848 from December 31, 2022 to December 31, 2024. The amendments in this update provide optional expedients designed to provide relief from accounting analysis and the impacts that may otherwise be required for modifications to agreements necessitated by reference rate reform. The optional expedients provided by the update include guidance related to modifications of contracts within the scope of ASC Topics 310, Receivables, and 470, Debt, that indicates the modifications should be accounted for by prospectively adjusting the effective interest rate. As of June 30, 2023, the Company’s contracts referencing LIBOR were limited to certain variable-rate loan agreements. Management has implemented a process to convert the agreements to another reference rate at the next applicable reset date. Due to the prospective nature of the implementation of the revised guidance, the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Current Expected Credit Loss Accounting Guidance

ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." Issued in June 2016, ASU 2016-13 removed the thresholds that entities previously applied to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables and held-to-maturity debt securities. Known as the Current Expected Credit Loss (CECL) model, the revised guidance removed all recognition thresholds under previously used incurred loss models and requires entities to recognize an allowance for lifetime expected credit losses. The standard also added disclosure requirements intended to enable users of the financial statements to understand credit risk in the portfolio and how management monitors credit quality, management’s estimate of expected credit losses, and changes in the estimate of credit losses during the period. In addition, the standard made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell. As originally issued, ASU 2016-13 was effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019, with institutions required to apply the changes through a cumulative-effect adjustment to their retained earnings balance as of the beginning of the first reporting period in which the guidance is effective. On October 16, 2019, the FASB approved a delay in the implementation of ASU 2016-13 by three years for smaller reporting companies, including the Company. The standard became effective for the Company on January 1, 2023, and the Company recorded a cumulative-effect adjustment that increased the allowance for credit losses by approximately $2.1 million. In addition, the Company recorded a cumulative-effect adjustment that increased other liabilities by $0.3 million as an allowance for credit losses for unfunded commitments. In accordance with transition accounting guidance, the transition adjustments were recorded directly to retained earnings (net of tax) during the first quarter of 2023 and did not impact then-current period earnings.

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

3.
INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of June 30, 2023 and December 31, 2022 were as follows:

	Available-for-Sale
	June 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$43,261	$—	$(3,791)	$39,470
Commercial	10,711	2	(533)	10,180
Obligations of U.S. government-sponsored agencies	5,112	—	(800)	4,312
Obligations of states and political subdivisions	1,644	—	(88)	1,556
Corporate notes	17,788	—	(3,421)	14,367
U.S. Treasury securities	56,976	—	(3,928)	53,048
Total	$135,492	$2	$(12,561)	$122,933

	Held-to-Maturity
	June 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$851	$—	$(34)	$817
Obligations of U.S. government-sponsored agencies	548	—	(43)	505
Obligations of states and political subdivisions	72	—	(11)	61
Total	$1,471	$—	$(88)	$1,383

	Available-for-Sale
	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$47,659	$2	$(3,704)	$43,957
Commercial	12,169	4	(480)	11,693
Obligations of U.S. government-sponsored agencies	5,116	—	(846)	4,270
Obligations of states and political subdivisions	2,166	—	(94)	2,072
Corporate notes	17,817	2	(1,898)	15,921
U.S. Treasury securities	56,956	—	(4,074)	52,882
Total	$141,883	$8	$(11,096)	$130,795

	Held-to-Maturity
	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$1,167	$—	$(41)	$1,126
Obligations of U.S. government-sponsored agencies	610	—	(40)	570
Obligations of states and political subdivisions	85	—	(12)	73
Total	$1,862	$—	$(93)	$1,769

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of June 30, 2023 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$12,981	$12,690	$—	$—
Maturing after one to five years	54,750	50,518	303	289
Maturing after five to ten years	57,816	50,556	941	889
Maturing after ten years	9,945	9,169	227	205
Total	$135,492	$122,933	$1,471	$1,383

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following tables reflect gross unrealized losses and fair value for securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2023 and December 31, 2022.

	Available-for-Sale
	June 30, 2023
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$8,401	$(436)	$31,062	$(3,355)
Commercial	3,882	(135)	5,624	(398)
Obligations of U.S. government-sponsored agencies	—	—	4,312	(800)
Obligations of states and political subdivisions	—	—	1,556	(88)
Corporate notes	781	(219)	13,586	(3,202)
U.S. Treasury securities	—	—	53,048	(3,928)
Total	$13,064	$(790)	$109,188	$(11,771)

	Held-to-Maturity
	June 30, 2023
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$817	$(34)
Obligations of U.S. government-sponsored agencies	—	—	505	(43)
Obligations of states and political subdivisions	—	—	61	(11)
Total	$—	$—	$1,383	$(88)

	Available-for-Sale
	December 31, 2022
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$19,876	$(952)	$23,903	$(2,752)
Commercial	9,720	(357)	1,247	(123)
Obligations of U.S. government-sponsored agencies	—	—	4,270	(846)
Obligations of states and political subdivisions	1,559	(41)	513	(53)
Corporate notes	6,845	(898)	8,075	(1,000)
U.S. Treasury securities	21,240	(698)	31,642	(3,376)
Total	$59,240	$(2,946)	$69,650	$(8,150)

	Held-to-Maturity
	December 31, 2022
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$1,126	$(41)	$—	$—
Obligations of U.S. government-sponsored agencies	214	(7)	356	(33)
Obligations of states and political subdivisions	73	(12)	—	—
Total	$1,413	$(60)	$356	$(33)

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

As of June 30, 2023, 101 available-for-sale debt securities had been in a loss position for more than 12 months, and 12 available-for-sale debt securities had been in a loss position for less than 12 months. As of December 31, 2022, 37 available-for-sale debt securities had been in a loss position for more than 12 months, and 75 available-for-sale debt securities had been in a loss position for less than 12 months. The increase in the number of debt securities in a loss position for greater than 12 months was due to the sustained higher interest rate environment during the six months ended June 30, 2023. As of June 30, 2023, the Company had the current intent and ability to retain its investments for a period of time that management believes to be sufficient to allow for any anticipated recovery of fair value. As of June 30, 2023, the losses for all available-for-sale securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Accordingly, no allowance for credit losses was considered necessary related to available-for-sale securities as of June 30, 2023.

Held-to-Maturity Considerations

Effective January 1, 2023, the Company adopted the CECL accounting model to evaluate credit losses in the held-to-maturity investment portfolio. Each quarter, management evaluates the portfolio on a collective basis by major security type to determine whether an allowance for credit losses is needed. Qualitative factors are used in the Company’s credit loss assessments, including current and forecasted economic conditions, the characteristics of the debt issuer, and the historic ability of the issuer to make contractual principal and interest payments. Based on these evaluations, no allowance for credit losses was recorded by the Company for the held-to-maturity investment portfolio upon adoption of the CECL accounting model or as of June 30, 2023.

Pledged Securities

Investment securities with a carrying value of $43.9 million and $54.7 million as of June 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes.
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

As of June 30, 2023 and December 31, 2022, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	June 30, 2023
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$91,231	$—	$91,231
Secured by 1-4 family residential properties	84,052	1,049	85,101
Secured by multi-family residential properties	54,719	—	54,719
Secured by non-farm, non-residential properties	204,270	—	204,270
Commercial and industrial loans and leases (1)	60,568	—	60,568
Consumer loans:
Direct	5,250	2,343	7,593
Branch retail	—	10,830	10,830
Indirect	300,182	—	300,182
Total loans	800,272	14,222	814,494
Allowance for credit losses	9,897	1,639	11,536
Net loans	$790,375	$12,583	$802,958

	December 31, 2022
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$53,914	$—	$53,914
Secured by 1-4 family residential properties	86,518	1,477	87,995
Secured by multi-family residential properties	67,852	—	67,852
Secured by non-farm, non-residential properties	200,156	—	200,156
Commercial and industrial loans and leases (1)	73,546	—	73,546
Consumer loans:
Direct	5,145	4,706	9,851
Branch retail	—	13,992	13,992
Indirect	266,567	—	266,567
Total loans	753,698	20,175	773,873
Allowance for loan and lease losses	8,057	1,365	9,422
Net loans	$745,641	$18,810	$764,451

(1)
Includes equipment financing leases, which totaled $10.7 million and $10.3 million as of June 30, 2023 and December 31, 2022, respectively.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 53.4% and 53.0% of the portfolio was concentrated in loans secured by real estate as of June 30, 2023 and December 31, 2022, respectively.

Loans with a carrying value of $106.8 million and $100.2 million were pledged as collateral to secure Federal Home Loan Bank (“FHLB”) borrowings as of June 30, 2023 and December 31, 2022, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments were $1.4 million and $0.2 million as of June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2023, there was one new loan to these parties and no repayments made. During the year ended December 31, 2022, there were no new loans to these parties, and repayments by active related parties totaled $0.1 million.

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

The Company’s cumulative-effect adjustment upon the adoption of CECL increased the Company’s allowance for credit losses on loans and leases by $2.1 million. Subsequent to January 1, 2023, the Company recorded additional increases to the allowance for credit losses on loans and leases totaling $0.5 million which were included in the provision for credit losses in the Company’s consolidated statement of operations during the six months ended June 30, 2023.

The following tables present changes in the allowance for credit losses on loans and leases during the six months ended June 30, 2023 and 2022:

	As of and for the Six Months Ended June 30, 2023
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$517	$832	$646	$1,970	$919	$866	$518	$3,154	$9,422
Impact of adopting CECL accounting guidance	(94)	(39)	(85)	(147)	(20)	47	628	1,833	2,123
Charge-offs	—	(55)	—	—	—	(415)	(266)	(301)	(1,037)
Recoveries	—	23	—	—	—	347	146	33	549
Provision for (recovery of) credit losses	204	11	(145)	(76)	(327)	(215)	(90)	1,117	479
Ending balance	$627	$772	$416	$1,747	$572	$630	$936	$5,836	$11,536

	As of and for the Six Months Ended June 30, 2022
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$628	$690	$437	$1,958	$860	$1,004	$304	$2,439	$8,320
Charge-offs	—	(7)	—	—	—	(1,171)	(240)	(102)	(1,520)
Recoveries	2	14	—	2	—	247	57	13	335
Provision for (recovery of) loan and lease losses	(257)	(24)	199	(93)	(50)	812	437	592	1,616
Ending balance	$373	$673	$636	$1,867	$810	$892	$558	$2,942	$8,751

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

The Company’s cumulative-effect adjustment upon the adoption of CECL included a reserve for unfunded commitments of $0.3 million. As of June 30, 2023, the reserve, which is recorded in other liabilities on the Company’s consolidated balance sheets, totaled $0.4 million. No reserve for unfunded commitments was recorded by the Company as of December 31, 2022.

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
•
Doubtful (Risk Grade 8): Loans classified as doubtful have all of the weaknesses found in substandard loans, with the added characteristic that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable or improbable. Serious problems exist such that partial loss of principal is likely; however, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Such pending factors may include proposed merger, acquisition or liquidation procedures, capital injection, perfection of liens on additional collateral and refinancing plans. Loans classified as doubtful may include loans to borrowers that have demonstrated a history of failing to live up to agreements. The Company did not have any loans classified as Doubtful (Risk Grade 8) as of June 30, 2023 or December 31, 2022.
•
Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Company did not have any loans classified as Loss (Risk Grade 9) as of June 30, 2023 or December 31, 2022.

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

The tables below illustrate the carrying amount of loans by credit quality indicator and year of origination as of June 30, 2023:

		June 30, 2023
		Loans at Amortized Cost Basis by Origination Year
		2023	2022	2021	2020	2019	Prior	Total
		(Dollars in Thousands)
Commercial:

Construction, land development and other land loans	Pass	$2,971	$44,221	$37,342	$6,054	$—	$643	$91,231
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$2,971	$44,221	$37,342	$6,054	$—	$643	$91,231

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by multi-family residential properties	Pass	$367	$16,532	$6,031	$694	$7,238	$23,857	$54,719
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$367	$16,532	$6,031	$694	$7,238	$23,857	$54,719

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by non-farm, non-residential properties	Pass	$8,601	$37,416	$24,169	$58,963	$18,879	$51,056	$199,084
	Special Mention	—	540	1,307	—	—	641	2,488
	Substandard	—	—	—	154	—	2,544	2,698
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$8,601	$37,956	$25,476	$59,117	$18,879	$54,241	$204,270

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans and leases	Pass	$6,575	$7,455	$16,596	$3,175	$3,779	$20,550	$58,130
	Special Mention	—	180	997	224	75	—	1,476
	Substandard	—	46	231	34	372	279	962
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$6,575	$7,681	$17,824	$3,433	$4,226	$20,829	$60,568

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Total commercial	Pass	$18,514	$105,624	$84,138	$68,886	$29,896	$96,106	$403,164
	Special Mention	—	720	2,304	224	75	641	3,964
	Substandard	—	46	231	188	372	2,823	3,660
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
		$18,514	$106,390	$86,673	$69,298	$30,343	$99,570	$410,788

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

		June 30, 2023
		Loans at Amortized Cost Basis by Origination Year
		2023	2022	2021	2020	2019	Prior	Total
		(Dollars in Thousands)
Consumer:

Secured by 1-4 family residential properties	Performing	$2,677	$22,000	$15,616	$12,273	$9,613	$22,040	$84,219
	Non-performing	—	—	—	—	—	882	882
	Subtotal	$2,677	$22,000	$15,616	$12,273	$9,613	$22,922	$85,101

	Current period gross charge-offs	$—	$—	$—	$—	$—	$55	$55

Direct	Performing	$1,780	$1,632	$2,593	$990	$401	$197	$7,593
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$1,780	$1,632	$2,593	$990	$401	$197	$7,593

	Current period gross charge-offs	$—	$—	$234	$109	$21	$51	$415

Branch retail	Performing	$—	$—	$2,803	$3,321	$1,966	$2,740	$10,830
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$—	$—	$2,803	$3,321	$1,966	$2,740	$10,830

	Current period gross charge-offs	$—	$—	$63	$84	$25	$94	$266

Indirect	Performing	$59,863	$97,199	$73,108	$56,840	$6,259	$6,843	$300,112
	Non-performing	—	—	59	11	—	—	70
	Subtotal	$59,863	$97,199	$73,167	$56,851	$6,259	$6,843	$300,182

	Current period gross charge-offs	$—	$86	$81	$92	$13	$29	$301

Total consumer	Performing	$64,320	$120,831	$94,120	$73,424	$18,239	$31,820	$402,754
	Non-performing	—	—	59	11	—	882	952
		$64,320	$120,831	$94,179	$73,435	$18,239	$32,702	$403,706

	Current period gross charge-offs	$—	$86	$378	$285	$59	$229	$1,037

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2022:

	December 31, 2022
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$53,914	$—	$—	$53,914
Secured by multi-family residential properties	67,852	—	—	67,852
Secured by non-farm, non-residential properties	197,004	651	2,501	200,156
Commercial and industrial loans	70,500	—	3,046	73,546
Total	$389,270	$651	$5,547	$395,468
As a percentage of total loans	98.43%	0.17%	1.40%	100.00%

	December 31, 2022
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$86,871	$1,124	$87,995
Consumer loans:
Direct	9,805	46	9,851
Branch retail	13,960	32	13,992
Indirect	266,496	71	266,567
Total	$377,132	$1,273	$378,405
As a percentage of total loans	99.66%	0.34%	100.00%

The following table provides an aging analysis of past due loans by class as of June 30, 2023:

	As of June 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$91,231	$91,231	$—
Secured by 1-4 family residential properties	113	38	8	159	84,942	85,101	—
Secured by multi-family residential properties	—	—	—	—	54,719	54,719	—
Secured by non-farm, non-residential properties	14	—	—	14	204,256	204,270	—
Commercial and industrial loans	633	—	95	728	59,840	60,568	—
Consumer loans:
Direct	63	—	—	63	7,530	7,593	—
Branch retail	88	17	—	105	10,725	10,830	—
Indirect	111	89	70	270	299,912	300,182	—
Total	$1,022	$144	$173	$1,339	$813,155	$814,494	$—
As a percentage of total loans	0.13%	0.01%	0.02%	0.16%	99.84%	100.00%

The following table provides an aging analysis of past due loans by class as of December 31, 2022:

	As of December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$53,914	$53,914	$—
Secured by 1-4 family residential properties	801	87	78	966	87,029	87,995	—
Secured by multi-family residential properties	—	—	—	—	67,852	67,852	—
Secured by non-farm, non-residential properties	137	—	—	137	200,019	200,156	—
Commercial and industrial loans	61	—	300	361	73,185	73,546	—
Consumer loans:
Direct	251	50	30	330	9,521	9,851	—
Branch retail	258	85	32	375	13,617	13,992	—
Indirect	186	55	71	312	266,255	266,567	—
Total	$1,694	$277	$511	$2,481	$771,392	$773,873	$—
As a percentage of total loans	0.21%	0.04%	0.07%	0.32%	99.68%	100.00%

The table below presents the amortized cost of loans on nonaccrual status and loans past due 90 days or more and still accruing interest as of June 30, 2023. Also presented is the balance of loans on nonaccrual status at June 30, 2023 for which there was no related allowance for credit losses recorded.

	Loans on Non-Accrual Status
	June 30, 2023
	(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	786	474	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial loans	123	114	—
Consumer loans:			—
Direct	—	—	—
Branch retail	—	—	—
Indirect	70	—	—
Total loans	$979	$588	$—

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

The following table presents the amortized cost basis of collateral dependent loans as of June 30, 2023, which loans are individually evaluated to determine credit losses:

	June 30, 2023
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	516	—	516
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,553	—	2,553
Commercial and industrial	—	165	165
Direct consumer	—	—	—
Total loans individually evaluated	$3,069	$165	$3,234

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

The following table details the average recorded investment and the amount of interest income recognized and received for the six months ended June 30, 2022, respectively, related to impaired loans as determined under ASC 310 prior to the adoption of ASC 326:

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

During the six months ended June 30, 2023, the Company did not modify any loans to borrowers experiencing financial difficulty, and there were no payment defaults on loans that were modified in the previous twelve months.
5.
OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
	(Dollars in Thousands)
Beginning balance	$686	$2,149
Additions	—	—
Sales proceeds	—	(2,206)
Gross gains	—	361
Gross losses	—	(27)
Net gains	—	334
Impairment	(69)	(1)
Ending balance	$617	$276

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was $20 thousand and zero as of June 30, 2023 and June 30, 2022, respectively. In addition, the Company held zero and $18 thousand in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of June 30, 2023 and 2022, respectively.

Repossessed Assets

The Company also acquires assets through the repossession of the underlying collateral of loans in default. The following table summarizes repossessed asset activity as of the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
	(Dollars in Thousands)
Beginning balance	$83	$154
Transfers from loans	740	329
Sales proceeds	(291)	(151)
Gross gains	—	—
Gross losses	(324)	(131)
Net losses	(324)	(131)
Impairment	—	—
Ending balance	$208	$201

Repossessed assets are included in Other Assets in the Company’s condensed consolidated balance sheets.

6.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the implied fair value of goodwill is lower than its carrying amount, impairment is indicated, and goodwill must be written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill, originally recorded as a result of the Company's acquisition of The Peoples Bank ("TPB") in 2018, totaled $7.4 million as of both June 30, 2023 and December 31, 2022. Goodwill impairment was neither indicated nor recorded during the six months ended June 30, 2023 or the year ended December 31, 2022.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $2.0 million were recorded during 2018 as part of the TPB acquisition.

The Company’s goodwill and other intangible assets (carrying basis and accumulated amortization) as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
	(Dollars in Thousands)
Goodwill	$7,435	$7,435
Core deposit intangible:
Gross carrying amount	2,048	2,048
Accumulated amortization	(1,792)	(1,682)
Core deposit intangible, net	256	366
Total	$7,691	$7,801

The Company’s estimated remaining amortization expense on intangible assets as of June 30, 2023 was as follows:

Amortization Expense
(Dollars in Thousands)
2023	$85
2024	122
2025	49
Total	$256

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

•
Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both June 30, 2023 and December 31, 2022, there were no federal funds purchased outstanding.
•
Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. There were no securities sold under repurchase agreements as of June 30, 2023. As of December 31, 2022, securities sold under repurchase agreements totaled $38 thousand.
•
Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of June 30, 2023 and December 31, 2022, the Bank had $30.0 million and $20.0 million, respectively, in outstanding FHLB advances with original maturities of less than one year.

Long-Term Borrowings

FHLB Advances

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both June 30, 2023 and December 31, 2022, the Company did not have any long-term FHLB advances outstanding.

Subordinated Debt

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031 (the “Notes”). The Notes bear interest at a rate of 3.50% per annum for the first five years, after which the interest rate will be reset quarterly to a benchmark interest rate per annum which, subject to certain conditions provided in the Notes, will be equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 275 basis points. The Company used the net proceeds for general corporate purposes, including repurchasing of the Company’s common stock, and supporting organic growth plans, including the maintenance of capital ratios. Net of unamortized debt issuance costs, the Notes were recorded as long-term borrowings totaling $10.8 million and $10.7 million as of June 30, 2023 and December 31, 2022, respectively. The table below provides additional information related to the Notes as of and for the six months ended June 30, 2023 and 2022.

	June 30,	June 30,
	2023	2022
	(Dollars in Thousands)
Balance at period-end	$10,763	$10,690
Average balance during the period	$10,757	$10,683
Maximum month-end balance during the year	$10,763	$10,690
Average rate paid during the period, including amortization of debt issuance costs	4.16%	4.16%
Weighted average remaining maturity (in years)	8.25	9.25

Available Credit

As an additional funding source, the Company has available unused lines of credit with correspondent banks, the Federal Reserve and the FHLB. Certain of these funding sources are subject to underlying collateral. As of June 30, 2023 and December 31, 2022, the Company’s available unused lines of credit consisted of the following:

Available Unused Lines of Credit	Collateral Requirements	June 30, 2023	December 31, 2022
Correspondent banks	None	$28.0 million	$45.0 million
FHLB advances (1)	Subject to collateral	$248.0 million	$246.8 million
Federal Reserve	Subject to collateral	(2)	(2)

(1)
These amounts represent the total remaining credit the Company has from the FHLB, but this credit can only be utilized to the extent that underlying collateral exists. The total lendable collateral value of assets pledged (including loans and investment securities) associated with FHLB advances and letters of credit totaled $71.0 million and $68.2 million as of June 30, 2023 and December 31, 2022, respectively. The Company’s collateral exposure with the FHLB in the form of advances and letters of credit was $60.0 million and $50.0 million as of June 30, 2023 and December 31, 2022, respectively, leaving an excess of collateral of $11.0 million and $18.2 million, respectively, available to utilize for additional credit as of the respective dates. The Company also has the ability to pledge additional assets to increase the availability of borrowings.
(2)
The Company has access to the Federal Reserve’s discount window and its Bank Term Funding Program (BTFP), the latter of which was established during the first quarter of 2023 in response to the liquidity events that occurred in the banking industry. Both the discount window and the BTFP allow borrowing on pledged collateral that includes eligible investment securities and, in certain circumstances, eligible loans. The discount window allows borrowing under 90-day terms, while borrowing terms under the BTFP are up to one year. The BTFP also allows investment securities to be pledged as collateral at 100% of par value when par value is greater than fair value.

8.
INCOME TAXES

The provision for income taxes was $1.3 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rate was 24.1% and 24.4%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $6.1 million and $5.2 million as of June 30, 2023 and December 31, 2022, respectively. The net deferred tax asset, which is included on the interim condensed consolidated balance sheet in other assets, is impacted by changes in the fair value of securities available-for-sale and cash flow hedges, changes in net operating loss carryforwards and other book-to-tax temporary differences. The net deferred tax asset increased by $0.6 million as a result of the cumulative effect adjustment to adopt ASC 326, effective January 1, 2023.

9.
DEFERRED COMPENSATION PLANS

Supplemental Retirement Benefits

The Company has entered into supplemental retirement compensation benefits agreements with certain directors and former executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.0 million and $3.1 million as of June 30, 2023 and December 31, 2022, respectively.

Non-Employee Directors' Deferred Compensation Plan

Non-employee directors may elect to defer payment of all or any portion of their director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock, as applicable. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of June 30, 2023 and December 31, 2022, a total of 109,277 and 114,190 shares of Bancshares common stock, respectively, were being held as stock equivalents in connection with the Deferral Plan. All deferred fees and shares of Bancshares common stock are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity as additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

10.
STOCK AWARDS

In 2013, Bancshares’ shareholders authorized the Company, under the direction of the Compensation Committee of the Board of Directors, to provide share-based compensation awards to eligible employees, directors and consultants of the Company and its affiliates pursuant to the 2013 Incentive Plan. Available award types included stock options, stock appreciation rights, restricted stock and restricted stock units, and performance share awards. The 2013 Incentive Plan, as amended in 2019, expired in March 2023. In April 2023, Bancshares’ shareholders approved the 2023 Incentive Plan, which authorizes the Compensation Committee to grant substantially the same types of share-based awards to eligible employees, directors and consultants. Collectively, the 2013 Incentive Plan and the 2023 Incentive Plan are herein referred to as the Company’s “Incentive Plan.” In accordance with the Incentive Plan, shares of common stock available for issuance pursuant to the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Since the origination of the Incentive Plan, through June 30, 2023, only stock options and restricted stock have been granted. For the six months ended June 30, 2023, stock-based compensation expense related to stock awards totaled $0.3 million, compared to $0.2 million for the six months ended June 30, 2022.

Stock Options

Stock option awards have been granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms. The Company recognizes the cost of services received in exchange for stock option awards based on the grant date fair value of the award, with compensation expense recognized on a straight-line basis over the award’s vesting period. The fair value of outstanding awards was determined using the Black-Scholes option pricing model. The Company did not grant any stock option awards during the six months ended June 30, 2023 or 2022.

The following table summarizes the Company’s stock option activity for the periods presented.

	Six Months Ended
	June 30, 2023		June 30, 2022
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	419,650	$9.79	420,250	$9.79
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	600	10.86
Options outstanding, end of period	419,650	$9.79	419,650	$9.79
Options exercisable, end of period	419,650	$9.79	415,916	$9.77

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was $0.1 and $0.7 million as of June 30, 2023 and 2022, respectively.

Restricted Stock

During the six months ended June 30, 2023 and 2022, 57,300 shares and 45,938 shares, respectively, of restricted stock were granted. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

11.
LEASES

The Bank and ALC are involved in a number of operating leases, primarily for branch locations. Branch leases have remaining lease terms ranging from two years to six years, some of which include options to extend the leases for up to five years, and some of which include an option to terminate the lease within one year. The Bank also leases certain office facilities to third parties and classifies these leases as operating leases.

The following table provides a summary of the components of lease income and expense, as well as the reporting location in the interim condensed consolidated statements of operations, for the three and six months ended June 30, 2023 and 2022:

	Location in the Condensed	Three Months Ended		Six Months Ended
	Consolidated Statements of Operations	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
		(Dollars in Thousands)		(Dollars in Thousands)
Operating lease income (1)	Lease income	$235	$211	$466	$425
Operating lease expense (2)	Net occupancy and equipment	$108	$108	$216	$218

(1)
Operating lease income includes rental income from owned properties
(2)
Includes short-term lease costs. For the three and six months ended June 30, 2023 and 2022, short-term lease costs were nominal in amount.

The following table provides supplemental lease information for operating leases on the interim condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022:

	Location in the Condensed
	Consolidated Balance Sheet	June 30, 2023	December 31, 2022
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$1,699	$1,883
Operating lease liabilities	Other liabilities	$1,778	$1,961
Weighted-average remaining lease term (in years)		4.53	5.03
Weighted-average discount rate		3.30%	3.30%

The following table provides supplemental lease information for the interim condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30, 2023	June 30, 2022
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$215	$214

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of June 30, 2023:

Minimum Rental Payments
(Dollars in Thousands)
2023	$217
2024	438
2025	339
2026	346
2027	353
2028 and thereafter	238
Total future minimum lease payments	$1,931
Less: Imputed interest	153
Total operating lease liabilities	$1,778

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

Active Hedges

During the second quarter of 2023, the Company entered into three forward interest rate swap contracts on a pool of fixed rate indirect consumer loans. Each of the three hedge contracts has a $10.0 million notional amount. The interest rate swaps were designated as derivative instruments in fair value hedges with the objective of effectively converting a pool of fixed rate indirect consumer loans to a variable rate throughout the hedge durations in accordance with the portfolio layer method. Under the contractual arrangements, for each swap, the Company pays a fixed interest rate and receives a variable interest rate based on the Secured Overnight Financing Rate (SOFR), on the notional amounts, with monthly net settlements.

Hedges Terminated in 2023

In February 2023, the Company voluntarily terminated four interest rates swap agreements each with notional amounts of $10.0 million, or an aggregate amount of $40.0 million. Two of the swaps were previously designated as cash flow hedges, while two were previously designated as fair value hedges. The termination of the cash flow hedges resulted in a net unrealized gain totaling $1.1 million. The unrealized gain was initially recorded in accumulated other comprehensive income, net of tax, and is being reclassified to reduce interest expense over the original terms of the swap contracts. The termination of the fair value hedges resulted in an unrealized gain totaling $1.0 million which is being reclassified to increase interest income over the original terms of the swap contracts.

Hedge Terminated in 2022

In May 2022, the Company voluntarily terminated one interest rate swap agreement with a notional amount of $10.0 million. The swap was previously designated as a cash flow hedge. The termination resulted in a net unrealized gain of $0.3 million. The unrealized gain was initially recorded in accumulated other comprehensive income, net of tax, and is being reclassified to reduce interest expense over the original term of the swap contract.

Presentation

The table below reflects the notional amount and fair value of active derivative instruments included on the Company’s consolidated balance sheets on a net basis as of June 30, 2023 and December 31, 2022.

	As of June 30, 2023		As of December 31, 2022
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	Amount	Gain (Loss) (1)	Amount	Gain (Loss) (1)
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to fixed rate commercial real estate loans	$-	$-	$20,000	$1,101
Interest rate swaps related to fixed rate indirect consumer loans	30,000	281	-	-
Total fair value hedges		281		1,101
Cash flow hedges:
Interest rate swaps related to variable-rate money market deposit accounts	-	-	$20,000	1,205
Interest rate swaps related to FHLB advances	-	-	-	-
Total cash flow hedges		—		1,205
Total hedges designated as hedging instruments, net		$281		$2,306

(1)
Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities in the consolidated balance sheets.

The following table presents the net effects of derivative hedging instruments on the Company’s interim condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022. The effects, which include the reclassification of unrealized gains on terminated swap contracts, are presented as either an increase or decrease to income before income taxes in the relevant caption of the Company’s interim condensed consolidated statements of operations.

Location in the Condensed		Three Months Ended		Six Months Ended
Consolidated Statements of Operations		June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
		(Dollars in Thousands)		(Dollars in Thousands)
Interest income	Interest and fees on loans	$157	$(28)	$325	$(87)
Interest expense	Interest on deposits	36	14	72	(16)
Interest expense	Interest on borrowings	120	(48)	256	(127)
	Net increase (decrease) to income before income taxes	$313	$(62)	$653	$(230)

13.
SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of Bancshares: the Bank and ALC. The reportable segments were determined using the internal management reporting system. These segments comprise Bancshares’ and the Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s 2022 Form 10-K, as amended in 2023 by the adoption of ASC 326 as discussed in Note 2. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the tables below.

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended June 30, 2023
Total interest income	$12,654	$518	$—	$(173)	$12,999
Total interest expense	3,562	173	114	(173)	3,676
Net interest income	9,092	345	(114)	—	9,323
Provision for credit losses	500	(200)	—	—	300
Net interest income after provision	8,592	545	(114)	—	9,023
Total non-interest income	800	7	2,398	(2,406)	799
Total non-interest expense	6,526	280	353	(8)	7,151
Income before income taxes	2,866	272	1,931	(2,398)	2,671
Provision for income taxes	671	69	(92)	—	648
Net income	$2,195	$203	$2,023	$(2,398)	$2,023
Other significant items:
Total assets	$1,066,977	$13,500	$97,319	$(109,670)	$1,068,126
Total investment securities	124,404	—	—	—	124,404
Total loans held for investment, net	802,870	12,583	—	(12,495)	802,958
Goodwill and core deposit intangible, net	7,691	—	—	—	7,691
Investment in subsidiaries	—	—	93,586	(93,586)	—
Fixed asset additions	49	—	—	—	49
Depreciation and amortization expense	386	7	—	—	393
Total interest income from external customers	12,481	518	—	—	12,999
Total interest income from affiliates	173	—	—	(173)	—
For the six months ended June 30, 2023
Total interest income	24,160	1,177	1	(379)	24,959
Total interest expense	5,974	378	229	(379)	6,202
Net interest income	18,186	799	(228)	—	18,757
Provision for credit losses	769	(200)	—	—	569
Net interest income after provision	17,417	999	(228)	—	18,188
Total non-interest income	1,631	24	4,795	(4,822)	1,628
Total non-interest expense	13,197	600	651	(27)	14,421
Income before income taxes	5,851	423	3,916	(4,795)	5,395
Provision for income taxes	1,372	107	(179)	—	1,300
Net income	$4,479	$316	$4,095	$(4,795)	$4,095
Other significant items:
Fixed asset additions	$242	$—	$—	$—	$242
Depreciation and amortization expense	791	13	—	—	804
Total interest income from external customers	23,782	1,177	—	—	24,959
Total interest income from affiliates	378	—	1	(379)	—

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended June 30, 2022
Total interest income	$8,503	$1,296	$1	$(275)	$9,525
Total interest expense	585	274	115	(275)	699
Net interest income	7,918	1,022	(114)	—	8,826
Provision for loan and lease losses	480	415	—	—	895
Net interest income after provision	7,438	607	(114)	—	7,931
Total non-interest income	876	60	1,718	(1,798)	856
Total non-interest expense	6,193	438	303	(56)	6,878
Income (loss) before income taxes	2,121	229	1,301	(1,742)	1,909
Provision for income taxes	544	56	(106)	—	494
Net income (loss)	$1,577	$173	$1,407	$(1,742)	$1,415
Other significant items:
Total assets	$959,194	$27,851	$97,917	$(129,577)	$955,385
Total investment securities	152,535	—	1	—	152,536
Total loans, net	705,488	26,695	—	(26,297)	705,886
Goodwill and core deposit intangible, net	7,923	—	—	—	7,923
Investment in subsidiaries	—	—	89,088	(89,088)	—
Fixed asset additions	223	—	—	—	223
Depreciation and amortization expense	383	9	—	—	392
Total interest income from external customers	8,229	1,296	—	—	9,525
Total interest income from affiliates	274	—	1	(275)	—
For the six months ended June 30, 2022
Total interest income	16,628	2,885	2	(609)	18,906
Total interest expense	1,144	607	229	(609)	1,371
Net interest income	15,484	2,278	(227)	—	17,535
Provision for loan and lease losses	345	1,271	—	—	1,616
Net interest income after provision	15,139	1,007	(227)	—	15,919
Total non-interest income	1,731	130	3,366	(3,542)	1,685
Total non-interest expense	12,478	982	599	(125)	13,934
Income before income taxes	4,392	155	2,540	(3,417)	3,670
Provision for income taxes	1,046	37	(189)	—	894
Net income	$3,346	$118	$2,729	$(3,417)	$2,776
Other significant items:
Fixed asset additions	$341	$—	$—	$—	$341
Depreciation and amortization expense	760	19	—	—	779
Total interest income from external customers	16,021	2,885	—	—	18,906
Total interest income from affiliates	607	—	2	(609)	—

14.
OTHER OPERATING INCOME AND EXPENSE

Other Operating Income

Other operating income for the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in Thousands)
Bank-owned life insurance	$115	$113	$229	$223
ATM fee income	110	144	222	278
Gain on sales of premises and equipment and other assets	—	4	—	23
Other income	57	90	144	143
Total	$282	$351	$595	$667

Other Operating Expense

Other operating expense for the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in Thousands)
Postage, stationery and supplies	$160	$141	$321	$305
Telephone/data communication	182	188	351	359
Collection and recoveries	90	72	181	119
Directors fees	95	100	190	203
Software amortization	103	99	227	198
Other real estate/foreclosure expense, net	15	(170)	21	(315)
Other expense	650	552	1,224	1,061
Total	$1,295	$982	$2,515	$1,930

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

	June 30, 2023	December 31, 2022
	(Dollars in Thousands)
Standby letters of credit	$—	$—
Standby performance letters of credit	$531	$556
Commitments to extend credit	$167,258	$186,169

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of June 30, 2023 and December 31, 2022, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

In accordance with the adoption of ASC 326 on January 1, 2023, the Company recorded a reserve for unfunded commitments of $0.3 million. The reserve, which is included in other liabilities in the Company’s balance sheet, totaled $0.4 million as of June 30, 2023. Additional discussion related to the calculation of the reserve for unfunded commitments is included in Note 4.

Self-Insurance

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates a liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies' incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both June 30, 2023 and December 31, 2022. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the six months ended June 30, 2023 or the year ended December 31, 2022.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

	Fair Value Measurements as of June 30, 2023 Using
	Totals At June 30, 2023	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$39,470	$—	$39,470	$—
Commercial	10,180	—	10,180	—
Obligations of U.S. government-sponsored agencies	4,312	—	4,312	—
Obligations of states and political subdivisions	1,556	—	1,556	—
Corporate notes	14,367	—	14,367	—
U.S. Treasury securities	53,048	53,048	—	—
Other assets - derivatives	281	—	281	—

	Fair Value Measurements as of December 31, 2022 Using
	Totals At December 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$43,957	$—	$43,957	$—
Commercial	11,693	—	11,693	—
Obligations of U.S. government-sponsored agencies	4,270	—	4,270
Obligations of states and political subdivisions	2,072	—	2,072	—
Corporate notes	15,921		14,921	1,000
U.S. Treasury securities	52,882	52,882	—	—
Other assets - derivatives	2,306	—	2,306	—

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

As of June 30, 2023 and December 31, 2022, included within OREO were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Bank and ALC that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

The following table presents the balances of impaired loans, OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022:

	Fair Value Measurements as of June 30, 2023 Using
	Totals At June 30, 2023	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Collateral dependent loans	$91	$—	$—	$91
OREO and other assets held-for-sale	617	—	—	617

	Fair Value Measurements as of December 31, 2022 Using
	Totals At December 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$108	$—	$—	$108
OREO and other assets held-for-sale	686	—	—	686

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2023. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of June 30, 2023 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value June 30, 2023	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Collateral dependent loans	$91	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

OREO and other assets held-for-sale	$617	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

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

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$74,668	$74,668	$74,668	$—	$—
Investment securities available-for-sale	122,933	122,933	53,048	69,885	—
Investment securities held-to-maturity	1,471	1,383	—	1,383	—
Federal funds sold	721	721	—	721	—
Federal Home Loan Bank stock	1,802	1,802	—	—	1,802
Loans, net of allowance for credit losses	802,958	762,025	—	—	762,025
Other assets - derivatives	281	281	—	281	—
Liabilities:
Deposits	932,628	854,323	—	854,323	—
Short-term borrowings	30,000	30,000	—	30,000	—
Long-term borrowings	10,763	9,750	—	9,750	—

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$30,152	$30,152	$30,152	$—	$—
Investment securities available-for-sale	130,795	130,795	52,882	76,913	1,000
Investment securities held-to-maturity	1,862	1,769	—	1,769	—
Federal funds sold	1,768	1,768	—	1,768	—
Federal Home Loan Bank stock	1,359	1,359	—	—	1,359
Loans, net of allowance for loan and lease losses	764,451	730,961	—	—	730,961
Other assets - derivatives	2,306	2,306	—	2,306	—
Liabilities:
Deposits	870,025	788,161	—	788,161	—
Short-term borrowings	20,038	20,038	—	20,038	—
Long-term borrowings	10,726	9,702		9,702

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares” and, together with its subsidiaries, the “Company”), is a bank holding company with its principal offices in Birmingham, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of June 30, 2023, the Bank operated and served its customers through 15 banking offices located in Birmingham, Butler, Calera, Centreville, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill, Virginia. In addition, the Bank operates loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area. The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals. The Bank also performs indirect lending through third-party retailers and currently conducts this lending in 17 states, including Alabama, Arkansas, Florida, Georgia, Indiana, Iowa, Kansas, Kentucky, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company headquartered in Mobile, Alabama. During the third quarter of 2021, ALC ceased new business development and permanently closed its 20 branch lending locations in Alabama and Mississippi to the public. ALC continues to service its remaining portfolio of loans from its headquarters.

Delivery of the best possible financial services to customers remains an overall operational focus of the Company. The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 153 full-time equivalent employees (as of June 30, 2023), to ensure customer satisfaction and convenience.

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general banking practices. These estimates include accounting for the allowance for credit losses, the right-of-use asset and lease liability, the value of other real estate owned and certain collateral-dependent loans, consideration related to goodwill impairment testing and deferred tax asset valuation. A description of these estimates, which significantly affect the determination of the Company’s consolidated financial position, results of operations and cash flows, is set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company's 2022 Form 10-K, as amended in 2023 by the adoption of ASC 326, Measurement of Credit Losses on Financial Instruments, as discussed in Note 2, “Basis of Presentation,” in the Notes to the Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of June 30, 2023 to December 31, 2022, while comparing income and expense for the six months ended June 30, 2023 and 2022.

All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Bancshares’ the Company's 2022 Form 10-K. As used in the following discussion, the words “we,” “us,” “our” and the “Company” refer to Bancshares and its consolidated subsidiaries, unless the context indicates otherwise.

RECENT MARKET CONDITIONS

During the six months ended June 30, 2023 the banking industry saw a significant level of volatility due to notable banking failures that occurred primarily during the first quarter of 2023, as well as ongoing increases in interest rates that have generally led to contraction of net interest margin throughout the industry. While year-over-year inflation levels have continued to ease from 40-year highs that were reached during 2022, inflation remains elevated over the Federal Reserve’s long run target. In its ongoing effort to reduce inflation levels, the Federal Reserve Board (FRB) has continued to raise the target federal funds rate, with three additional increases of 25 basis points during the first six months of 2023. On July 26, 2023, the FRB again raised the target rate by 25 basis points, representing the eleventh increase since the FRB began its current cycle of increases in March 2022. As of July 26, 2023, the target federal funds rate was 5.25% to 5.50%.

As interest rates have increased, competitive pressures have also increased, particularly related to deposit pricing. Due primarily to the rising cost of funding, net interest margin compressed significantly throughout the banking industry during the six months ended June 30, 2023. The substantial pace and magnitude of changes in interest rates introduced a higher level of uncertainty throughout the banking industry, and the impact that such change will have on the Company’s future operating results cannot be predicted with certainty. During this still-ongoing and still-volatile transition period, the yield curve has become significantly inverted at times, indicating substantial economic uncertainty, including the possibility of economic recession. The unusual yield curve effects, including inversion, may continue. Further, if the rate of inflation remains elevated or accelerates, the Company’s operations could be impacted by, among other things, accelerating cost of goods and services, including the cost of salaries and benefits. Additionally, the Company’s borrowers could be negatively impacted by rising expense levels, leading to deterioration of credit quality and/or reductions in the Company’s lending activity. The higher interest rate environment has also led to unrealized losses in the Company's investment portfolio, which consists primarily of fixed-rate instruments.

EXECUTIVE OVERVIEW

Strategic Focus and Impact on Asset Quality

Since late 2021, the Company has benefited from strategic initiatives implemented in the third quarter of 2021 that were designed to improve operating efficiency, focus the Company’s loan growth activities, and fortify asset quality. The most significant component of these initiatives was the cessation of new business at ALC. This initiative, which included the closure of ALC’s branch lending locations in September 2021, served to significantly decrease the Company’s non-interest expense beginning in 2022, and is expected to substantially improve the Company’s consumer lending asset quality as ALC’s remaining loans pay down over time. Historically, ALC’s loans have produced significantly higher levels of charge-offs than the Bank’s other loan portfolios.

As of June 30, 2023, remaining loans at ALC totaled $14.2 million, compared to $20.2 million as of December 31, 2022. During the first half of 2023, the Company began to realize substantially lower levels of net charge-offs associated with ALC loans as compared to prior periods. Net charge-offs on ALC loans totaled $0.2 million, or 2.61% of average loans, during the six months ended June 30, 2023, compared to $1.1 million, or 6.36% of average loans, during the six months ended June 30, 2022. While ALC’s loans have decreased, management has continued to focus the Company’s loan growth activities on other consumer portfolios of higher credit quality. In recent years, the Company’s primary vehicle for consumer loan growth has been through the Bank’s indirect consumer lending program, which now operates in 17 states and consists of loans collateralized by recreational vehicles, campers, boats, horse trailers and cargo trailers. As of June 30, 2023, loans obtained through the indirect program totaled $300.2 million, compared to $266.6 million as of December 31, 2022. The weighted average credit score of loans in the indirect program totaled 770 as of June 30, 2023, and the weighted average credit score of loans added to the portfolio during the first six months of 2023 totaled 792. While net charge-offs in the indirect portfolio have increased in 2023 compared to 2022, loss percentages remain relatively low compared to ALC's historic levels. Net charge-offs as a percentage of average loans in the indirect portfolio totaled 0.20% during the six months ended June 30, 2023, compared to 0.08% during the six months ended June 30, 2022.

The reductions in ALC’s lending portfolio and growth in consumer lending of more favorable credit quality through the indirect program have contributed to substantial improvement in the credit quality of the Company’s consumer portfolio since late 2021 and, accordingly, has led to improvement in the Company’s overall asset quality. As of June 30, 2023, the Company’s nonperforming assets as a percentage of assets decreased to 0.15%, compared to 0.24% as of December 31, 2022, while net charge-offs as a percentage of average loans decreased to 0.14% during the first six months of 2023, compared to 0.34% during the first six months of 2022.

Financial Highlights

The Company earned net income of $2.0 million, or $0.31 per diluted common share, during the three months ended June 30, 2023, compared to $1.4 million, or $0.22 per diluted common share, for the three months ended June 30, 2022. For the six months ended June 30, 2023, net income totaled $4.1 million, or $0.64 per diluted common share, compared to $2.8 million, or $0.42 per diluted common share, for the six months ended June 30, 2022.

Summarized condensed consolidated statements of operations are included below for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
	(Dollars in Thousands, Except Per Share Data)
Interest income	$12,999	$9,525	$24,959	$18,906
Interest expense	3,676	699	6,202	1,371
Net interest income	9,323	8,826	18,757	17,535
Provision for credit losses	300	895	569	1,616
Net interest income after provision for credit losses	9,023	7,931	18,188	15,919
Non-interest income	799	856	1,628	1,685
Non-interest expense	7,151	6,878	14,421	13,934
Income before income taxes	2,671	1,909	5,395	3,670
Provision for income taxes	648	494	1,300	894
Net income	$2,023	$1,415	$4,095	$2,776
Basic net income per share	$0.34	$0.23	$0.69	$0.45
Diluted net income per share	$0.31	$0.22	$0.64	$0.42
Dividends per share	$0.05	$0.03	$0.10	$0.06

The discussion that follows summarizes the most significant activity that drove changes in the Company’s net income during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Net Interest Income and Margin

Net interest income increased by $1.2 million, or 7.0%, comparing the six months ended June 30, 2023 to the six months ended June 30, 2022. The increase was due to a combination of margin expansion that occurred primarily during the latter half of 2022, as well as growth in loans that occurred over both the last six months of 2022 and the first six months of 2023. Interest income increased by $6.1 million, comparing the six months ended June 30, 2023 to the six months ended June 30, 2022. The average rate on earning assets totaled 5.33% for the six months ended June 30, 2023, compared to 4.25% for the six months ended June 30, 2022. Loans, the most significant contributor to the Company’s interest income, averaged $781.7 million during the six months ended June 30, 2023, compared to $697.7 million during the corresponding period of 2022.

The increase in interest income was partially offset by increases in funding costs amid the rising interest rate environment. Total interest expense increased by $4.8 million, comparing the six months ended June 30, 2023 to the corresponding period of 2022. The increased expense was mostly driven by higher interest rates as average total funding costs increased to 1.37% during the six months ended June 30, 2023, compared to 0.32% during the six months ended June 30, 2022.

Provision for Credit Losses

The provision for credit losses was $0.6 million during the six months ended June 30, 2023, compared to $1.6 million during the six months ended June 30, 2022. The reduction resulted primarily from reduced charge-off levels comparing the two periods, mostly related to ALC’s loans which have continued to reduce following implementation of the cessation of business strategy. The Company’s net charge-offs totaled $0.5 million during the six months ended June 30, 2023, compared to $1.2 million during the six months ended June 30, 2022. The reduction included a decrease of $0.9 million in net charge-offs associated with ALC’s portfolio, partially offset by an increase in net charge-offs associated with the indirect consumer portfolio totaling $0.2 million. The Company’s net charge-offs as a percentage of average loans totaled 0.14% during the six months ended June 30, 2023, compared to 0.34% during the six months ended June 30, 2022.

Non-interest Income

Non-interest income totaled $1.6 million for the six months ended June 30, 2023, compared to $1.7 million for the six months ended June 30, 2022. The modest reduction between the two periods resulted primarily from decreases in ATM fee income and service charges associated with deposit accounts,

Non-interest Expense

Non-interest expense totaled $14.4 million for the six months ended June 30, 2023, compared to $13.9 million for the six months ended June 30, 2022. The increase resulted from increases in various expense categories, as well as nonrecurring gains on sale of other real estate that offset expenses during the first six months of 2022 that were not repeated during the first six months of 2023. Increased expenses were partially offset by a reduction in salary and benefits expense of 2.3% comparing the two periods.

Balance Sheet Levels

As of June 30, 2023, the Company’s assets totaled $1,068.1 million, compared to $994.7 million as of December 31, 2022, an increase of 7.4%.

Loans

Total loans increased by $40.6 million, or 5.2%, as of June 30, 2023, compared to December 31, 2022. Loan volume increases were driven primarily by growth in construction, consumer indirect, and to a lesser extent, commercial real estate loans (secured by non-farm, non-residential properties). The increase in the construction category was primarily attributable to growth in construction fundings on multi-family residential projects, while the growth in the commercial real estate category reflected ongoing economic growth in the Company’s service territories, albeit at a slowing pace. Growth in indirect consumer lending was consistent with continued demand for the products collateralized through the Company's indirect program. Indirect loan growth tends to be seasonal due to its emphasis on outdoor recreational products, with growth typically more pronounced in the spring and early summer months. The products collateralized through the Company's indirect program continue to be focused on recreational vehicles, campers, boats, horse trailers and cargo trailers. As of June 30, 2023, the Company conducted indirect lending in 17 states. This loan growth during the first six months of 2023 was partially offset by decreases in the multi-family residential, and other commercial and consumer categories. Loans in the direct consumer and branch retail consumer categories decreased since December 31, 2022 as expected, as these loans comprise the majority of ALC’s remaining loan balances.

Deposit Growth

Deposits totaled $932.6 million as of June 30, 2023, compared to $870.0 million as of December 31, 2022. The year-to-date growth included an increase of $71.9 million in interest-bearing deposits, partially offset by a decrease of $9.3 million in noninterest-bearing deposits. The year-to-date shift to interest-bearing deposits is consistent with deposit holders seeking to maximize interest earnings on their accounts. In addition, deposit growth for the first six months of 2023 included growth of $40.2 million in wholesale brokered deposits that were acquired in order to further enhance the Company’s liquidity position following the bank failures that occurred primarily during the first quarter of 2023. As of June 30, 2023, core deposits, which exclude time deposits of $250 thousand or more and all brokered deposits, totaled $785.7 million, or 84.2% of total deposits, compared to $778.1 million, or 89.4% of total deposits, as of December 31, 2022.

Deployment of Funds

Management seeks to deploy earning assets in an efficient manner to maximize net interest income while maintaining appropriate levels of liquidity to protect the safety and soundness of the organization. Management’s decisions during the first six months of 2023, particularly following the bank failures that occurred in the banking industry, were focused on maintaining the Company’s strong liquidity position. As part of this focus, management elected to hold higher levels of cash and cash equivalents and did not seek to re-deploy excess cash into the Company’s investment securities portfolio during the period. Cash and cash equivalents totaled $74.7 million as of June 30, 2023, compared to $30.2 million as of December 31, 2022. Investment securities, including both the available-for-sale and held-to-maturity portfolios, totaled $124.4 million as of June 30, 2023, compared to $132.7 million as of December 31, 2022. The expected average life of securities in the investment portfolio was 3.6 years as of June 30, 2023, compared to 3.5 years as of December 31, 2022. Management will continue to evaluate opportunities to invest excess cash balances within the context of anticipated loan and deposit growth and current liquidity needs.

Shareholders’ Equity

Shareholders’ equity increased by $0.6 million, or 0.7%, as of June 30, 2023, compared to December 31, 2022. The increase in shareholders’ equity resulted from earnings, net of dividends paid, partially offset by the CECL transition adjustment which reduced retained earnings by $1.8 million, net of tax, as well as a net increase in accumulated other comprehensive loss of $1.4 million associated with fair value declines in the available-for-sale investment portfolio and reclassification adjustments associated with terminated interest rate swaps.

Cash Dividends

The Company declared cash dividends totaling $0.10 per share on its common stock during the six months ended June 30, 2023, compared to cash dividends totaling $0.06 per share on its common stock during the six months ended June 30, 2022.

Regulatory Capital

During the six months ended June 30, 2023, the Bank continued to maintain capital ratios at higher levels than required to be considered a “well-capitalized” institution under applicable banking regulations. As of June 30, 2023, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 10.96%. Its total capital ratio was 12.21%, and its Tier 1 leverage ratio was 9.19%.

Liquidity

As of June 30, 2023, the Company continued to maintain excess funding capacity sufficient to provide adequate liquidity for loan growth, capital expenditures and ongoing operations. The Company benefits from a strong core deposit base, a liquid investment securities portfolio and access to funding from a variety of sources, including federal funds lines, Federal Home Loan Bank (FHLB) advances and brokered deposits. In addition, the Company has access to the Federal Reserve’s discount window and its Bank Term Funding Program (BTFP), the latter of which was established in response to the recent liquidity events that have occurred in the banking industry. Both the discount window and the BTFP allow borrowing on pledged collateral that includes eligible investment securities and, in certain circumstances, eligible loans.

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

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three and six months ended June 30, 2023 and 2022. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
ASSETS
Interest-earning assets:
Total loans (Note A)	$792,382	$11,764	5.95%	$698,696	$8,742	5.02%
Taxable investment securities	125,965	671	2.14%	147,799	663	1.80%
Tax-exempt investment securities	1,048	4	1.53%	2,540	11	1.74%
Federal Home Loan Bank stock	1,415	27	7.65%	798	8	4.02%
Federal funds sold	602	7	4.66%	81	1	4.95%
Interest-bearing deposits in banks	41,144	526	5.13%	54,753	100	0.73%
Total interest-earning assets	962,556	12,999	5.42%	904,667	9,525	4.22%

Noninterest-earning assets	60,895			66,990
Total	$1,023,451			$971,657

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand deposits	$215,645	$185	0.34%	$253,887	$130	0.21%
Savings deposits	224,512	1,155	2.06%	209,982	210	0.40%
Time deposits	298,418	1,982	2.66%	205,790	244	0.48%
Total interest-bearing deposits	738,575	3,322	1.80%	669,659	584	0.35%
Noninterest-bearing demand deposits	158,379	—	—	189,600	—	—
Total deposits	896,954	3,322	1.49%	859,259	584	0.27%
Borrowings	31,633	354	4.49%	17,569	115	2.63%
Total funding costs	928,587	3,676	1.59%	876,828	699	0.32%

Other noninterest-bearing liabilities	9,204			8,179
Shareholders’ equity	85,660			86,650
Total	$1,023,451			$971,657

Net interest income (Note B)		$9,323			$8,826
Net interest margin			3.88%			3.91%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $1.1 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively.

Note B	—	Loan fees are included in interest amounts presented. Loan fees totaled $0.2 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively.

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
ASSETS
Interest-earning assets:
Total loans (Note A)	$781,686	$22,746	5.87%	$697,701	$17,589	5.08%
Taxable investment securities	127,892	1,351	2.13%	139,101	1,148	1.66%
Tax-exempt investment securities	1,053	7	1.34%	2,655	23	1.75%
Federal Home Loan Bank stock	1,524	55	7.28%	839	16	3.85%
Federal funds sold	1,591	36	4.56%	81	1	2.49%
Interest-bearing deposits in banks	30,892	764	4.99%	56,297	129	0.46%
Total interest-earning assets	944,638	24,959	5.33%	896,674	18,906	4.25%

Noninterest-earning assets	61,612			65,978
Total	$1,006,250			$962,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand deposits	$221,480	$381	0.35%	$252,259	$256	0.20%
Savings deposits	209,279	1,708	1.65%	203,535	351	0.35%
Time deposits	284,433	3,370	2.39%	208,245	493	0.48%
Total interest-bearing deposits	715,192	5,459	1.54%	664,039	1,100	0.33%
Noninterest-bearing demand deposits	162,441	—	—	182,482	—	—
Total deposits	877,633	5,459	1.25%	846,521	1,100	0.26%
Borrowings	34,412	743	4.35%	19,133	271	2.86%
Total funding costs	912,045	6,202	1.37%	865,654	1,371	0.32%

Other noninterest-bearing liabilities	9,448			8,930
Shareholders’ equity	84,757			88,068
Total	$1,006,250			$962,652

Net interest income (Note B)		$18,757			$17,535
Net interest margin			4.00%			3.94%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $1.3 million and $1.8 million for the six months ended June 30, 2023 and 2022, respectively.

Note B	—	Loan fees are included in interest amounts presented. Loan fees totaled $0.3 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

The following tables summarize the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Compared to			Compared to
	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:			Due to Change In:
	Volume	Average Yield/Rate	Net	Volume	Average Yield/Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$1,172	$1,850	$3,022	$2,117	$3,040	$5,157
Taxable investment securities	(98)	106	8	(93)	296	203
Tax-exempt investment securities	(6)	(1)	(7)	(14)	(2)	(16)
Federal Home Loan Bank stock	6	13	19	13	26	39
Federal funds sold	6	—	6	19	16	35
Interest-bearing deposits in banks	(25)	451	426	(58)	693	635
Total interest-earning assets	1,055	2,419	3,474	1,984	4,069	6,053
Interest expense on:
Demand deposits	(20)	75	55	(31)	156	125
Savings deposits	15	930	945	10	1,347	1,357
Time deposits	110	1,628	1,738	180	2,697	2,877
Borrowings	92	147	239	216	256	472
Total interest-bearing liabilities	197	2,780	2,977	375	4,456	4,831
Increase (decrease) in net interest income	$858	$(361)	$497	$1,609	$(387)	$1,222

Interest income increased by $6.1 million, comparing the six months ended June 30, 2023 to the six months ended June 30, 2022. Of the increase, $4.1 million was attributable to higher average yields on interest-earning assets, while $2.0 million was attributable to growth in average loan volume comparing the two periods. The increase in average yield was attributable to the rise in market interest rates that began in 2022 and has continued in 2023. The increase in interest income associated with loan volume increases was attributable to loan growth during the six months ended June 30, 2023 of $40.6 million, or 5.2%.

The increase in interest income was partially offset by an increase in interest expense of $4.8 million, comparing the six months ended June 30, 2023 to the six months ended June 30, 2022. Of the increase, $4.4 million was attributable to the rise in market interest rates, while $0.4 million was attributable to growth in interest-bearing liabilities, primarily time deposits and borrowings. During the latter half of 2022 and through the first six months of 2023, the Company has focused a portion of its deposit marketing efforts on growth in time deposits of various maturities in an effort to increase the predictability of funding cash flows. Additionally, the Company has utilized wholesale brokered deposits and short-term FHLB borrowings to a larger extent, particularly during the six months ended June 30, 2023, in order to enhance the Company’s on-balance sheet liquidity position. Efforts to enhance the Company’s on-balance sheet liquidity were taken primarily as precautionary measures in the wake of liquidity events that impacted the banking industry primarily during the first quarter of 2023.

The rising market interest rate environment has had, and continues to have, a significant impact on the Company and the banking industry in general. Beginning in March 2022 and through June 30, 2023, the Federal Open Market Committee raised the federal funds rate by a total of 500 basis points, and on July 26, 2023, raised the rate by an additional 25 basis points. Statements by Federal Reserve officials have indicated that further interest rate increases are possible to address ongoing inflationary pressures. While the Company has generally been positioned to benefit from the rising interest rate environment that has occurred, the Company’s net interest margin began to decline during the six months ended June 30, 2023 as the cost of interest-bearing liabilities increased at a faster pace than interest-earning assets. Further, in connection with the liquidity events that occurred in the banking industry during the first quarter of 2023, competition for deposits has intensified significantly. This increased competition, coupled with the volatility of the banking industry, has introduced additional uncertainty into the market. Should market interest rates continue to rise or reduce at significant levels, the Company’s net interest income could be negatively impacted.

Provision for Credit Losses

The provision for credit losses was $0.6 million during the six months ended June 30, 2023, compared to $1.6 million during the six months ended June 30, 2022. The year-to-date decrease in 2023 compared to 2022 was primarily the result of the cessation of business strategy at ALC, which has led to significantly reduced net charge-offs as ALC’s loans have paid down. Net charge-offs on ALC loans totaled $0.2 million, or 2.61% of average loans, during the six months ended June 30, 2023, compared to $1.1 million, or 6.36% of average loans, during the six months ended June 30, 2022.

While the Company experienced improved charge-off metrics during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, the timing of charge-offs, economic developments, and other factors that could impact the provision for credit losses cannot be fully predicted with certainty. Sustained levels of high inflation, combined with the recent rapid rise in market interest rates, could negatively impact the Company’s borrowers, which could lead to increased provisions for credit losses in the future.

Effective January 1, 2023, the Company adopted the CECL model to account for credit losses on financial instruments, including loans and leases, unfunded commitments and held-to-maturity securities. The adoption of the CECL model resulted in a transition adjustment totaling $2.4 million, increasing the Company’s allowance for credit losses by $2.1 million, and establishing a reserve for unfunded commitments of $0.3 million. As of June 30, 2023, the Company’s allowance for credit losses totaled 1.42% of total loans, compared to 1.22% as of December 31, 2022. While management believes that the allowance for credit losses, as well as the reserve for unfunded commitments, was sufficient to absorb life-of-loan credit losses based on circumstances existing as of the balance sheet date, combined with reasonable and supportable forecasts, the determination of the allowance is complex and requires judgment by management about the effects of matters that are inherently uncertain. Changing economic circumstances or forecasts, or changes in management’s judgments and estimates, could result in additional credit loss expense in future periods.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Service charges and other fees on deposit accounts	$282	$294	$(12)	(4.1)%	$567	$593	$(26)	(4.4)%
Bank-owned life insurance	115	113	2	1.8%	229	223	6	2.7%
Lease income	235	211	24	11.4%	466	425	41	9.6%
ATM fee income	110	144	(34)	(23.6)%	222	278	(56)	(20.1)%
Other income	57	94	(37)	(39.4)%	144	166	(22)	(13.3)%
Total non-interest income	$799	$856	$(57)	(6.7)%	$1,628	$1,685	$(57)	(3.4)%

The Company’s non-interest income was relatively consistent comparing the six months ended June 30, 2023 to the six months ended June 30, 2022. In recent periods, the Company’s sources of non-interest revenue have not fluctuated significantly, with the exception of nonrecurring increases or decreases that have occurred from time to time due to gains or losses on sales of assets or other nonrecurring sources. The majority of the Company’s sources of non-interest income are relatively stable and are not expected to change significantly in the near term. However, non-interest revenues earned from service charges and other fees on deposit accounts have generally declined in recent years for a number of reasons, including a changing regulatory environment associated with these types of revenues. Management continues to evaluate opportunities to add non-interest revenue streams or grow existing streams; however, significant growth in non-interest income is not expected in the near term.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Salaries and employee benefits	$3,968	$4,052	$(84)	(2.1)%	$8,190	$8,382	$(192)	(2.3)%
Net occupancy and equipment	893	841	52	6.2%	1,728	1,607	121	7.5%
Computer services	430	430	—	—	851	807	44	5.5%
Insurance expense and assessments	406	293	113	38.6%	733	660	73	11.1%
Fees for professional services	159	280	(121)	(43.2)%	404	548	(144)	(26.3)%
Postage, stationery and supplies	160	141	19	13.5%	321	305	16	5.2%
Telephone/data communications	182	188	(6)	(3.2)%	351	359	(8)	(2.2)%
Collection and recoveries	90	72	18	25.0%	181	119	62	52.1%
Directors fees	95	100	(5)	(5.0)%	190	203	(13)	(6.4)%
Software amortization	103	99	4	4.0%	227	198	29	14.6%
Other real estate/foreclosure expense, net	15	(170)	185	(108.8)%	21	(315)	336	(106.7)%
Other expense	650	552	98	17.8%	1,224	1,061	163	15.4%
Total non-interest expense	$7,151	$6,878	$273	4.0%	$14,421	$13,934	$487	3.5%

The Company’s non-interest expense increased by 3.5% comparing the six months ended June 30, 2023 to the six months ended June 30, 2022. The majority of the increase resulted from nonrecurring gains on the sale of properties that reduced other real/estate expense in 2022, but were not repeated in 2023. In addition, the Company has experienced increases in other categories commensurate with the inflationary environment. Increases in certain categories of non-interest expense were partially offset by decreases in other categories, most notably salaries and employee benefits which decreased by 2.3%, comparing the six months ended June 30, 2023 to the six months ended June 30, 2022. The reduction in salaries and benefits expense resulted from the impact of the strategic initiatives undertaken by the Company beginning in the third quarter of 2021 to, among other things, improve the Company’s operating efficiency. These initiatives reduced the Company’s non-interest expense profile significantly in 2022 and, in some expense areas such as salaries and benefits, continued to benefit the Company during the six months ended June 30, 2023. However, the current inflationary environment is expected to continue to put upward pressure on non-interest expenses. Accordingly, management will remain focused on efforts to streamline business processes in an effort to continue to improve the Company’s overall efficiency levels.

Provision for Income Taxes

The provision for income taxes was $1.3 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively, and the Company’s effective tax rate was 24.1% and 24.4%, respectively, for the same periods.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 3.6 years and 3.5 years as of June 30, 2023 and December 31, 2022, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity. As of June 30, 2023, available-for-sale securities totaled $122.9 million, or 98.8% of the total investment portfolio, compared to $130.8 million, or 98.6% of the total investment portfolio, as of December 31, 2022. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate bonds, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of June 30, 2023, held-to-maturity securities totaled $1.5 million, or 1.2% of the total investment portfolio, compared to $1.9 million, or 1.4% of the total investment portfolio, as of December 31, 2022. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Due to the increasing interest rate environment, during the six months ended June 30, 2023, gross unrealized losses increased, particularly within the Company’s available-for-sale portfolio. Gross unrealized losses in the available-for-sale portfolio totaled $12.6 million as of June 30, 2023, compared to $11.1 million as of December 31, 2022. Unrealized losses within the available-for-sale portfolio were recognized, net of tax, in accumulated other comprehensive loss.

As of June 30, 2023, the Company evaluated both the available-for-sale and held-to-maturity portfolios for credit loss in accordance with the revised accounting guidance of ASC 326. Based on these evaluations, management concluded that no credit losses were included in either portfolio and that the unrealized losses in both portfolios resulted from the prevailing interest rate environment.

Loans and Allowance for Credit Losses

The Company’s total loan portfolio increased by $40.6 million, or 5.2%, as of June 30, 2023, compared to December 31, 2022. The tables below summarize loan balances by portfolio category, as well as the allowance for credit losses, as of the end of each of the most recent five quarters as of June 30, 2023:

	Quarter Ended
	2023		2022
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$91,231	$69,398	$53,914	$36,230	$40,647
Secured by 1-4 family residential properties	85,101	86,622	87,995	84,452	69,109
Secured by multi-family residential properties	54,719	63,368	67,852	72,377	66,851
Secured by non-farm, non-residential properties	204,270	198,266	200,156	200,707	187,032
Commercial and industrial loans	60,568	65,708	73,546	65,935	65,909
Consumer loans:
Direct	7,593	8,435	9,851	11,950	14,891
Branch retail	10,830	12,222	13,992	15,878	17,992
Indirect	300,182	271,870	266,567	262,742	252,206
Total loans	$814,494	$775,889	$773,873	$750,271	$714,637
Allowance for credit losses	11,536	11,599	9,422	9,373	8,751
Net loans	$802,958	$764,290	$764,451	$740,898	$705,886

The tables below summarize changes in the allowance for credit losses on loans and leases for each of the most recent five quarters as of June 30, 2023:

	Quarter Ended
	2023		2022
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Balance at beginning of period	$11,599	$9,422	$9,373	$8,751	$8,484
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	(47)	(8)	(30)	(3)	(5)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Direct	(197)	(215)	(451)	(417)	(532)
Branch retail	(111)	(155)	(111)	(200)	(177)
Indirect	(146)	(156)	(144)	(136)	(77)
Total charge-offs	(501)	(534)	(736)	(756)	(791)
Recoveries	228	319	258	213	163
Net charge-offs	(273)	(215)	(478)	(543)	(628)
Impact of adopting CECL	—	2,123	—	—	—
Provision for credit losses	210	269	527	1,165	895
Ending balance	$11,536	$11,599	$9,422	$9,373	$8,751
Ending balance as a percentage of loans	1.42%	1.49%	1.22%	1.25%	1.22%
Net charge-offs as a percentage of average loans	0.14%	0.11%	0.25%	0.29%	0.36%

The adoption of CECL was most impactful on the Company’s consumer indirect loan portfolio due primarily to the extension of the loss estimate period to the estimated life of loans in this category. As of both January 1, 2023 and June 30, 2023, the estimated average remaining life of the indirect portfolio was between four and five years. The branch retail portfolio, which represents indirect lending conducted by ALC, was similarly impacted by the transition to CECL. In addition, the Company’s consumer portfolios were impacted by current economic forecasts using data provided by the Federal Reserve on inflation, unemployment, and the forecasted movement of interest rates.

Reserve for Unfunded Lending Commitments

In connection with the adoption of the CECL accounting model, the Company also reserved approximately $0.3 million in other liabilities for unfunded lending commitments. Unfunded lending commitments are off-balance sheet arrangements that represent unconditional commitments of the Company to lend to a borrower that are unfunded as of the balance sheet date. These may include unfunded loan commitments, standby letters of credit, and financial guarantees. The CECL accounting guidance requires that an estimate of expected credit loss be measured on commitments in which an entity is exposed to credit risk via a present contractual obligation to extend credit unless the obligation is unconditionally cancellable by the issuer. For the Company, unconditional lending commitments generally include unfunded term loan agreements, home equity lines of credit, lines of credit, and demand deposit account overdraft protection. As of June 30, 2023, the Company’s reserve for unfunded commitments, which is recorded in other liabilities in the Company’s consolidated balance sheets, totaled $0.4 million. No reserve for unfunded commitments was recorded by the Company as of December 31, 2022.

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of June 30, 2023 were as follows:

	Quarter Ended
	2023		2022
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Non-accrual loans	$979	$1,214	$1,651	$2,077	$1,455
Other real estate owned	617	617	686	686	276
Total	$1,596	$1,831	$2,337	$2,763	$1,731
Nonperforming assets as a percentage of total assets	0.15%	0.18%	0.24%	0.28%	0.18%

Allocation of Allowance for Credit Losses

While no portion of the allowance for credit losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for credit losses as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Allocation Allowance	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$627	5.4%	11.2%	$517	5.5%	7.0%
Secured by 1-4 family residential properties	772	6.7%	10.4%	832	8.8%	11.4%
Secured by multi-family residential properties	416	3.6%	6.7%	646	6.9%	8.8%
Secured by non-farm, non-residential properties	1,747	15.1%	25.1%	1,970	20.9%	25.8%
Commercial and industrial loans	572	5.0%	7.4%	919	9.8%	9.5%
Consumer loans:
Direct	630	5.5%	0.9%	866	9.2%	1.3%
Branch retail	936	8.1%	1.4%	518	5.5%	1.8%
Indirect	5,836	50.6%	36.9%	3,154	33.4%	34.4%
Total allowance for credit losses	$11,536	100.0%	100.0%	$9,422	100.0%	100.0%

Deposits

Total deposits increased to $932.6 million as of June 30, 2023, from $870.0 million as of December 31, 2022, an increase of 7.2%. Core deposits, which exclude time deposits of $250 thousand or more and all brokered deposits, provide a relatively stable funding source that supports earning assets. Core deposits totaled $785.7 million, or 84.2% of total deposits, as of June 30, 2023, compared to $778.1 million, or 89.4% of total deposits, as of December 31, 2022.

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

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances, and subordinated debt that are used by the Company as an alternative source of funds. During the six months ended June 30, 2023, other interest-bearing liabilities represented 4.6% of average interest-bearing liabilities, compared to 2.8% during the six months ended June 30, 2022. The increase was due to an increase in the Company's usage of short-term FHLB advances during 2023 to enhance the Company’s liquidity position in the wake of banking failures that took place primarily in the first quarter of 2023.

Shareholders’ Equity

As of June 30, 2023, shareholders’ equity totaled $85.7 million, or 8.0% of total assets, compared to $85.1 million, or 8.6% of total assets, as of December 31, 2022. The increase in shareholders’ equity resulted from earnings, net of dividends paid, partially offset by the CECL transition adjustment which reduced retained earnings by $1.8 million, net of tax, as well as a net increase in accumulated other comprehensive loss of $1.4 million associated with fair value declines in the available-for-sale investment portfolio and reclassification adjustments associated with terminated interest rate swaps.

During the six months ended June 30, 2023, the Company declared dividends totaling $0.10 per common share, or approximately $0.6 million in aggregate amount, compared to $0.06 per common share, or approximately $0.4 million in aggregate amount, during the six months ended June 30, 2022. Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and the desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $227.8 million as of June 30, 2023 and $212.5 million as of December 31, 2022. Investment securities forecasted to mature or reprice in one year or less were estimated to be $20.5 million and $7.1 million of the investment portfolio as of June 30, 2023 and December 31, 2022, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. The investment securities portfolio had an estimated average life of 3.6 years and 3.5 years as of June 30, 2023 and December 31, 2022, respectively. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Company had $30.0 million and $20.0 million of outstanding borrowings under FHLB advances as of June 30, 2023 and December 31, 2022, respectively. In addition, on October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031. Net of unamortized debt issuance costs, the subordinated notes were recorded as long-term borrowings totaling $10.8 million and $10.7 million as of June 30, 2023 and December 31, 2022, respectively.

The Company had up to $248.0 million and $246.8 million in remaining unused credit from the FHLB (subject to available collateral, which may include eligible investment securities and loans) as of June 30, 2023 and December 31, 2022, respectively. In addition, the Company had $28.0 million and $45.0 million in unused established federal funds lines as of June 30, 2023 and December 31, 2022, respectively.

The Company also has access to the Federal Reserve’s discount window and its Bank Term Funding Program (BTFP), the latter of which was established during the first quarter of 2023 in response to liquidity events that occurred in the banking industry. Both the discount window and the BTFP allow borrowing on pledged collateral that includes eligible investment securities and, in certain circumstances, eligible loans. The discount window allows borrowing under 90-day terms, while borrowing terms under the BTFP are up to one year. The BTFP also allows investment securities to be pledged as collateral at 100% of par value when par value is greater than fair value. Although management periodically tests the Company’s ability to access cash from the Federal Reserve, the Company had no balances outstanding under either the discount window or BTFP as of June 30, 2023 or December 31, 2022.

RESPONSE TO RECENT LIQUIDITY EVENTS

In response to heightened liquidity concerns for the banking industry, during the first quarter of 2023, management undertook procedures designed to enhance the Company’s liquidity position, including holding higher levels of on-balance sheet cash. During the second quarter of 2023, management further enhanced on-balance sheet liquidity levels primarily through growth in unencumbered deposits. Although the liquidity events that have occurred in 2023 have strained the banking industry as a whole, the Company’s management remains confident in the stability of the Company’s core deposit base which has served as the Company’s primary funding source for many years. Excluding wholesale brokered deposits, as of June 30, 2023, the Company had over 29 thousand deposit accounts with an average balance of approximately $28.4 thousand per account. Estimated uninsured deposits (calculated as deposit amounts per deposit holder in excess of $250 thousand, the maximum amount of federal deposit insurance, and excluding deposits secured by pledged assets) totaled $161.7 million, or 17.3% of total deposits, as of June 30, 2023, compared to $148.3 million, or 17.1% of total deposits, as of December 31, 2022.

The table below provides information on the Company’s on-balance sheet liquidity, as well as readily available sources of liquidity as of both June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
	(Dollars in Thousands)
	(Unaudited)	(Unaudited)
Liquidity from cash and federal funds sold:
Cash and cash equivalents	$74,668	$30,152
Federal funds sold	721	1,768
Liquidity from cash and federal funds sold	75,389	31,920
Liquidity from pledgeable investment securities:
Investment securities available-for sale, at fair value	122,933	130,795
Investment securities held-to-maturity, at amortized cost	1,471	1,862
Less: securities pledged	(43,893)	(54,717)
Less: estimated collateral value discounts	(10,653)	(7,833)
Liquidity from pledgeable investment securities	69,858	70,107
Liquidity from unused lendable collateral (loans) at FHLB	10,996	18,215
Unsecured lines of credit with banks	28,000	45,000
Total readily available liquidity	$184,243	$165,242

The table calculates readily available sources of liquidity, including cash and cash equivalents, federal funds sold, and other liquidity sources. Certain of the measures have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”); however, management believes that the non-GAAP measures are beneficial to the reader as they enhance the overall understanding of the Company’s liquidity position and can be used as a supplement to GAAP-based measures of liquidity. Specifically, liquidity from pledgeable investment securities and total readily available liquidity are non-GAAP measures used by management and regulators to analyze a portion of the Company's liquidity. Pledgeable investment securities are considered by management as a readily available source of liquidity since the Company has the ability to pledge the securities with the FHLB or Federal Reserve to obtain immediate funding. Both available-for-sale and held-for-maturity securities may be pledged at fair value with the FHLB and through the Federal Reserve discount window. The amounts shown as liquidity from pledgeable investment securities represents total investment securities as recorded on the balance sheet, less reductions for securities already pledged and discounts expected to be taken by the lender to determine collateral value. The calculations are intended to reflect minimum levels of liquidity readily available to the Company through the pledging of investment securities, and do not contemplate the additional available liquidity that could be available from the Federal Reserve through the BTFP. The non-GAAP financial measures that we discuss in this Quarterly Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP.

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a quarterly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of June 30, 2023, pre-tax net interest margin and net interest income are forecasted to change over timeframes of one year and two years under the six listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	1 Year	2 Years
+1%	5	5
+2%	5	5
+3%	(8)	(7)
-1%	(8)	(8)
-2%	(20)	(22)
-3%	(33)	(36)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	1 Year	2 Years
+1%	$516	$1,095
+2%	516	1,108
+3%	(836)	(1,443)
-1%	(858)	(1,777)
-2%	(2,197)	(4,767)
-3%	(3,608)	(7,714)

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2023, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of June 30, 2023, that Bancshares’ disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A list of factors that could materially affect the Company’s business, financial condition and/or operating results is included in Part I, Item 1A, “Risk Factors” in the Company's 2022 Form 10-K. There have been no material changes to such risk factors, except as set forth below. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material effect on the Company’s operations.

Recent events relating to the failures of certain banking entities in March and April 2023, including Silicon Valley Bank, Signature Bank and First Republic Bank, have caused general uncertainty and concern regarding the liquidity adequacy of the banking sector as a whole. Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, banks, investment banks, mutual funds, and other institutional entities. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. Any such losses could be material and could materially and adversely affect our business, financial condition and results of operations. In addition, we anticipate increased regulatory scrutiny and new regulations directed towards regional banks, and potentially community banks of similar size to us, designed to address the recent negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability. In addition, the cost of resolving recent bank failures may prompt the FDIC to increase its premium above the recently increased levels or to issue additional special assessments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the second quarter of 2023:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
April 1 – April 30	1,250	$7.88	—	596,813
May 1 – May 31	121	$7.35	—	596,813
June 1 – June 30	167	$7.42	—	596,813
Total	1,538	$7.79	—	596,813

(1)
1,538 shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the second quarter of 2023.
(2)
No shares were repurchased during the second quarter pursuant to Bancshares’ publicly announced share repurchase program, which was initially approved by the Board of Directors on January 19, 2006 and authorized the repurchase of up to 642,785 shares of common stock. On each of December 18, 2019 and April 28, 2021, the Board approved the repurchase of additional shares of common stock under the share repurchase program, and the Board has periodically extended the expiration date of the program, most recently to December 31, 2023. As of June 30, 2023, Bancshares was authorized to repurchase up to 596,813 shares of common stock under the share repurchase program.

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

10.1	First US Bancshares, Inc. 2023 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549) filed on April 28, 2023

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Comprehensive Income, (iii) Interim Condensed Consolidated Statements of Operations, (iv) Interim Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.

________________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: August 9, 2023

By:	/s/ Thomas S. Elley
Thomas S. Elley
Its Senior Executive Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)