Form 10-Q
period 2023-09-30
FIRST US BANCSHARES, INC.
filed 2023-11-08
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2023
Common Stock, $0.01 par value	5,874,781 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

PAGE

PART I. FINANCIAL INFORMATION	4

ITEM 1. FINANCIAL STATEMENTS	4

Interim Condensed Consolidated Balance Sheets at September 30, 2023 (Unaudited) and December 31, 2022	4

Interim Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	5

Interim Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	6

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	7

Interim Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (Unaudited)	9

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	43

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	59

ITEM 4. CONTROLS AND PROCEDURES	60

PART II. OTHER INFORMATION	61

ITEM 1. LEGAL PROCEEDINGS	61

ITEM 1A. RISK FACTORS	61

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	61

ITEM 6. EXHIBITS	62

Signature Page	63

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash and due from banks	$10,311	$11,844
Interest-bearing deposits in banks	55,818	18,308
Total cash and cash equivalents	66,129	30,152
Federal funds sold	1,143	1,768
Investment securities available-for-sale, at fair value	126,551	130,795
Investment securities held-to-maturity, at amortized cost	1,272	1,862
Federal Home Loan Bank stock, at cost	2,151	1,359
Loans and leases held for investment	815,300	773,873
Less allowance for credit losses	11,380	9,422
Net loans and leases held for investment	803,920	764,451
Premises and equipment, net of accumulated depreciation	24,259	24,439
Cash surrender value of bank-owned life insurance	16,622	16,399
Accrued interest receivable	3,522	3,011
Goodwill and core deposit intangible, net	7,642	7,801
Other real estate owned	617	686
Other assets	11,411	11,944
Total assets	$1,065,239	$994,667
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$157,652	$169,822
Interest-bearing	769,386	700,203
Total deposits	927,038	870,025
Accrued interest expense	1,864	607
Other liabilities	8,148	8,136
Short-term borrowings	30,000	20,038
Long-term borrowings	10,781	10,726
Total liabilities	977,831	909,532
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,738,156 and 7,680,856 shares issued, respectively; 5,874,781 and 5,812,258 shares outstanding, respectively	75	75
Additional paid-in capital	14,824	14,510
Accumulated other comprehensive loss, net of tax	(8,907)	(7,241)
Retained earnings	107,976	104,460
Less treasury stock: 1,863,375 and 1,868,598 shares at cost, respectively	(26,560)	(26,669)
Total shareholders’ equity	87,408	85,135
Total liabilities and shareholders’ equity	$1,065,239	$994,667

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$12,584	$9,750	$35,330	$27,339
Interest on investment securities	685	756	2,043	1,927
Interest on deposits in banks	598	136	1,362	265
Other	35	28	126	45
Total interest income	13,902	10,670	38,861	29,576
Interest expense:
Interest on deposits	4,222	864	9,681	1,964
Interest on borrowings	197	291	940	562
Total interest expense	4,419	1,155	10,621	2,526
Net interest income	9,483	9,515	28,240	27,050
Provision for credit losses	184	1,165	753	2,781
Net interest income after provision for credit losses	9,299	8,350	27,487	24,269
Non-interest income:
Service and other charges on deposit accounts	302	311	869	904
Lease income	241	210	707	635
Other income, net	294	567	889	1,234
Total non-interest income	837	1,088	2,465	2,773
Non-interest expense:
Salaries and employee benefits	4,120	4,007	12,310	12,389
Net occupancy and equipment	897	861	2,625	2,468
Computer services	464	417	1,315	1,224
Insurance expense and assessments	423	310	1,156	970
Fees for professional services	331	263	735	811
Other expense	1,084	1,174	3,599	3,104
Total non-interest expense	7,319	7,032	21,740	20,966
Income before income taxes	2,817	2,406	8,212	6,076
Provision for income taxes	704	546	2,004	1,440
Net income	$2,113	$1,860	$6,208	$4,636
Basic net income per share	$0.35	$0.31	$1.04	$0.76
Diluted net income per share	$0.33	$0.29	$0.97	$0.71
Dividends per share	$0.05	$0.03	$0.15	$0.09

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net income	$2,113	$1,860	$6,208	$4,636
Other comprehensive income (loss):
Unrealized holding losses on securities available-for-sale arising during period, net of tax benefit of $58, $350, $425, and $2,768, respectively	(167)	(1,048)	(1,271)	(8,307)
Unrealized holding gains (losses) arising during the period on effective cash flow hedge derivatives, net of tax benefit (expense) of $0, ($130), $18 and ($443), respectively	—	393	(50)	1,330
Reclassification adjustments on cash flow hedge derivatives realized in net income, net of tax benefit (expense) of $39, ($9), $116 and ($14), respectively	(118)	27	(345)	41
Other comprehensive loss	(285)	(628)	(1,666)	(6,936)
Total comprehensive income (loss)	$1,828	$1,232	$4,542	$(2,300)

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the three months ended September 30, 2023 and 2022 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, June 30, 2022	5,876,258	$75	$14,263	$(6,584)	$100,838	$(26,016)	$82,576
Net income	—	—	—	—	1,860	—	1,860
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(1,048)	—	—	(1,048)
Net change in fair value of derivative instruments, net of tax	—	—	—	420	—	—	420
Dividends declared: $.03 per share	—	—	—	—	(175)	—	(175)
Impact of stock-based compensation plans, net	—	—	123	—	—	—	123
Impact of common stock share repurchases	(64,000)	—	—	—	—	(653)	(653)
Balance, September 30, 2022	5,812,258	$75	$14,386	$(7,212)	$102,523	$(26,669)	$83,103

Balance, June 30, 2023	5,874,765	$75	$14,675	$(8,622)	$106,157	$(26,560)	$85,725
Net income	—	—	—	—	2,113	—	2,113
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(167)	—	—	(167)
Net change in fair value of derivative instruments, net of tax	—	—	—	(118)	—	—	(118)
Dividends declared: $.05 per share	—	—	—	—	(294)	—	(294)
Impact of stock-based compensation plans, net	—	—	149	—	—	—	149
Reissuance of treasury stock as compensation	16	—	—	—	—	—	—
Balance, September 30, 2023	5,874,781	$75	$14,824	$(8,907)	$107,976	$(26,560)	$87,408

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the nine months ended September 30, 2023 and 2022 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, December 31, 2021	6,172,378	$75	$14,163	$(276)	$98,428	$(22,326)	$90,064
Net income	—	—	—	—	4,636	—	4,636
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(8,307)	—	—	(8,307)
Net change in fair value of derivative instruments, net of tax	—	—	—	1,371	—	—	1,371
Dividends declared: $.09 per share	—	—	—	—	(541)	—	(541)
Impact of stock-based compensation plans, net	43,096	—	361	—	—	—	361
Reissuance of treasury stock as compensation	9,184	—	(138)	—	—	138	—
Impact of common stock share repurchases	(412,400)	—	—	—	—	(4,481)	(4,481)
Balance, September 30, 2022	5,812,258	$75	$14,386	$(7,212)	$102,523	$(26,669)	$83,103

Balance, December 31, 2022	5,812,258	$75	$14,510	$(7,241)	$104,460	$(26,669)	$85,135
Net income	—	—	—	—	6,208	—	6,208
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(1,271)	—	—	(1,271)
Net change in fair value of derivative instruments, net of tax	—	—	—	(395)	—	—	(395)
Dividends declared: $.15 per share	—	—	—	—	(881)	—	(881)
Impact of stock-based compensation plans, net	53,141	—	448	—	—	(25)	423
Reissuance of treasury stock as compensation	9,382		(134)			134	—
Impact of adopting current expected credit loss accounting model, net of tax	—	—	—	—	(1,811)	—	(1,811)
Balance, September 30, 2023	5,874,781	$75	$14,824	$(8,907)	$107,976	$(26,560)	$87,408

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net income	$6,208	$4,636
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,180	1,201
Provision for credit losses	753	2,781
Deferred income tax benefit	(566)	(309)
Proceeds from settlement of derivative contracts	2,166	—
Reclassification of unrealized gains on terminated derivative contracts	(848)	—
Stock-based compensation expense	448	361
Net amortization of securities	40	169
Amortization of intangible assets	159	213
Net loss (gain) on premises and equipment and other real estate	613	(350)
Changes in assets and liabilities:
Increase in accrued interest receivable	(511)	(135)
Decrease in other assets	333	750
Increase in accrued interest expense	1,257	495
Decrease in other liabilities	(225)	(310)
Net cash provided by operating activities	11,007	9,502
Cash flows from investing activities:
Net decrease (increase) in federal funds sold	625	(38)
Purchases of investment securities, available-for-sale	(6,756)	(39,256)
Proceeds from maturities and prepayments of investment securities, available-for-sale	9,267	15,111
Proceeds from maturities and prepayments of investment securities, held-to-maturity	587	1,317
Net increase in Federal Home Loan Bank stock	(792)	(1,139)
Net increase in loans	(43,533)	(45,590)
Proceeds from the sale of premises and equipment and other real estate	482	2,892
Purchases of premises and equipment	(979)	(672)
Net cash used in investing activities	(41,099)	(67,375)
Cash flows from financing activities:
Net increase in deposits	57,013	8,411
Net increase in short-term borrowings	9,962	30,060
Net share-based compensation transactions	(25)	—
Repurchases of common stock	—	(4,481)
Dividends paid	(881)	(541)
Net cash provided by financing activities	66,069	33,449
Net increase (decrease) in cash and cash equivalents	35,977	(24,424)
Cash and cash equivalents, beginning of period	30,152	61,244
Cash and cash equivalents, end of period	$66,129	$36,820
Supplemental disclosures:
Cash paid for:
Interest	$9,364	$2,031
Income taxes	2,374	1,804
Non-cash transactions:
Assets acquired in settlement of loans	1,178	656

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
GENERAL

The accompanying unaudited interim condensed consolidated financial statements include the accounts of First US Bancshares, Inc. (“Bancshares”) and its subsidiaries (collectively, the “Company”). Bancshares is the parent holding company of First US Bank (the “Bank”). The Company and the Bank are both headquartered in Birmingham, Alabama. As of September 30, 2023, the Bank operated a finance company subsidiary, Acceptance Loan Company, Inc. (“ALC”). During the third quarter of 2021, ALC ceased new business development and permanently closed its 20 branch lending locations in Alabama and Mississippi to the public. Through the third quarter of 2023, ALC continued to service its remaining portfolio of loans from its headquarters in Mobile, Alabama. Effective October 1, 2023, all of ALC’s remaining loans were sold to the Bank in an intercompany transaction. Due to this transaction, management determined that ALC was no longer a separate reportable operating segment. The Bank intends to manage the remaining portfolio through final resolution. All significant intercompany transactions and accounts have been eliminated.

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

The following table reflects the weighted average shares used to calculate basic and diluted net income per share for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted average shares outstanding	5,874,769	5,839,658	5,858,812	6,016,770
Weighted average director stock equivalent shares	109,793	111,608	113,142	114,853
Basic shares	5,984,562	5,951,266	5,971,954	6,131,623
Dilutive shares	419,650	419,650	419,650	419,650
Diluted shares	6,404,212	6,370,916	6,391,604	6,551,273

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in Thousands, Except Per Share Data)
Net income	$2,113	$1,860	$6,208	$4,636
Basic net income per share	$0.35	$0.31	$1.04	$0.76
Diluted net income per share	$0.33	$0.29	$0.97	$0.71

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

Recently Adopted Accounting Guidance

Reference Rate Reform

ASU 2020-04 and ASU 2021-01, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." These ASUs provide temporary relief, in the form of optional expedients and exceptions, for applying GAAP to modifications of contracts, hedging relationships and other transactions affected by reference rate (e.g. LIBOR) reforms. Historically, the Company utilized LIBOR, among other indexes, as a reference rate for underwriting certain variable rate loans and interest rate hedging instruments. Since the issuance of this guidance, cessation of U.S. dollar LIBOR was extended to June 30, 2023. Accordingly, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of ASC Topic 848 from December 31, 2022 to December 31, 2024. The amendments in this update provide optional expedients designed to provide relief from accounting analysis and the impacts that may otherwise be required for modifications to agreements necessitated by reference rate reform. The optional expedients provided by the update include guidance related to modifications of contracts within the scope of ASC Topics 310, Receivables, and 470, Debt, that indicates the modifications should be accounted for by prospectively adjusting the effective interest rate. As of September 30, 2023, the Company’s contracts referencing LIBOR were limited to certain variable-rate loan agreements for which the pricing reset date has not yet occurred. Management has implemented a process to convert the agreements to another reference rate at the next applicable pricing reset date. Due to the prospective nature of the implementation of the revised guidance, the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Current Expected Credit Loss Accounting Guidance

ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." Issued in June 2016, ASU 2016-13 removed the thresholds that entities previously applied to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables and held-to-maturity debt securities. Known as the Current Expected Credit Loss (CECL) model, the revised guidance removed all recognition thresholds under previously used incurred loss models and required entities to recognize an allowance for lifetime expected credit losses. The standard also added disclosure requirements intended to enable users of the financial statements to understand credit risk in the portfolio and how management monitors credit quality, management’s estimate of expected credit losses, and changes in the estimate of credit losses during the period. In addition, the standard made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell. As originally issued, ASU 2016-13 was effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019, with institutions required to apply the changes through a cumulative-effect adjustment to their retained earnings balance as of the beginning of the first reporting period in which the guidance is effective. On October 16, 2019, the FASB approved a delay in the implementation of ASU 2016-13 by three years for smaller reporting companies, including the Company. The ASU became effective for the Company on January 1, 2023, and the Company recorded a cumulative-effect adjustment that increased the allowance for credit losses by approximately $2.1 million. In addition, the Company recorded a cumulative-effect adjustment that increased other liabilities by $0.3 million as an allowance for credit losses for unfunded commitments. In accordance with transition accounting guidance, the transition adjustments were recorded directly to retained earnings (net of tax) during the first quarter of 2023 and did not impact then-current period earnings.

Troubled Debt Restructurings and Vintage Disclosures

ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures.” Issued in March 2022, ASU 2022-02 sought to improve the decision usefulness of information provided to investors concerning certain loan refinancings, restructurings and write-offs. The ASU eliminated the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL accounting model and enhanced the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted the amendments of ASU 2022-02 on January 1, 2023, concurrent with the adoption of the CECL accounting model. The amendments of ASU 2022-02 include only changes to certain financial statement disclosures; and, therefore, adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

3.
INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of September 30, 2023 and December 31, 2022 were as follows:

	Available-for-Sale
	September 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$41,071	$—	$(4,071)	$37,000
Commercial	10,020	1	(521)	9,500
Obligations of U.S. government-sponsored agencies	11,851	—	(919)	10,932
Obligations of states and political subdivisions	1,633	—	(90)	1,543
Corporate notes	17,772	—	(3,091)	14,681
U.S. Treasury securities	56,988	—	(4,093)	52,895
Total	$139,335	$1	$(12,785)	$126,551

	Held-to-Maturity
	September 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$704	$—	$(30)	$674
Obligations of U.S. government-sponsored agencies	502	—	(49)	453
Obligations of states and political subdivisions	66	—	(10)	56
Total	$1,272	$—	$(89)	$1,183

	Available-for-Sale
	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$47,659	$2	$(3,704)	$43,957
Commercial	12,169	4	(480)	11,693
Obligations of U.S. government-sponsored agencies	5,116	—	(846)	4,270
Obligations of states and political subdivisions	2,166	—	(94)	2,072
Corporate notes	17,817	2	(1,898)	15,921
U.S. Treasury securities	56,956	—	(4,074)	52,882
Total	$141,883	$8	$(11,096)	$130,795

	Held-to-Maturity
	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$1,167	$—	$(41)	$1,126
Obligations of U.S. government-sponsored agencies	610	—	(40)	570
Obligations of states and political subdivisions	85	—	(12)	73
Total	$1,862	$—	$(93)	$1,769

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of September 30, 2023 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$12,988	$12,783	$—	$—
Maturing after one to five years	53,676	49,249	324	308
Maturing after five to ten years	60,121	52,780	738	686
Maturing after ten years	12,550	11,739	210	189
Total	$139,335	$126,551	$1,272	$1,183

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following tables reflect gross unrealized losses and fair value for securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2023.

	Available-for-Sale
	September 30, 2023
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$105	$(5)	$36,860	$(4,066)
Commercial	1,532	(13)	7,934	(508)
Obligations of U.S. government-sponsored agencies	—	—	4,176	(919)
Obligations of states and political subdivisions	—	—	1,543	(90)
Corporate notes	802	(198)	13,879	(2,893)
U.S. Treasury securities	—	—	52,895	(4,093)
Total	$2,439	$(216)	$117,287	$(12,569)

	Held-to-Maturity
	September 30, 2023
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$674	$(30)
Obligations of U.S. government-sponsored agencies	—	—	453	(49)
Obligations of states and political subdivisions	—	—	56	(10)
Total	$—	$—	$1,183	$(89)

The following tables reflect gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2022. No determination was made concerning the need for an allowance for credit losses as this table reflects information prior to the adoption of ASC 326.

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

As of September 30, 2023, 109 available-for-sale debt securities had been in a loss position for more than 12 months, and six available-for-sale debt securities had been in a loss position for less than 12 months. As of December 31, 2022, 37 available-for-sale debt securities had been in a loss position for more than 12 months, and 75 available-for-sale debt securities had been in a loss position for less than 12 months. The increase in the number of debt securities in a loss position for greater than 12 months was due to the sustained higher interest rate environment during the nine months ended September 30, 2023. As of September 30, 2023, the Company had the current intent and ability to retain its investments for a period of time that management believes to be sufficient to allow for any anticipated recovery of fair value. As of September 30, 2023, the losses for all available-for-sale securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Accordingly, no allowance for credit losses was considered necessary related to available-for-sale securities as of September 30, 2023.

Held-to-Maturity Considerations

Effective January 1, 2023, the Company adopted the CECL accounting model to evaluate credit losses in the held-to-maturity investment portfolio. Each quarter, management evaluates the portfolio on a collective basis by major security type to determine whether an allowance for credit losses is needed. Qualitative factors are used in the Company’s credit loss assessments, including current and forecasted economic conditions, the characteristics of the debt issuer, and the historic ability of the issuer to make contractual principal and interest payments. Based on these evaluations, no allowance for credit losses was recorded by the Company for the held-to-maturity investment portfolio upon adoption of the CECL accounting model or as of September 30, 2023.

Pledged Securities

Investment securities with a carrying value of $42.3 million and $54.7 million as of September 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes.

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

Branch retail – This portfolio segment includes loans secured by collateral purchased by consumers at retail stores with whom ALC previously had an established relationship through its branch network to provide financing for the retail products sold if applicable underwriting standards were met. The collateral securing these loans generally includes personal property items such as furniture, ATVs and home appliances.

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

As of September 30, 2023 and December 31, 2022, the composition of the loan portfolio by portfolio segment was as follows:

	September 30, 2023	December 31, 2022
Real estate loans:
Construction, land development and other land loans	$90,051	$53,914
Secured by 1-4 family residential properties	83,876	87,995
Secured by multi-family residential properties	56,506	67,852
Secured by non-farm, non-residential properties	199,116	200,156
Commercial and industrial loans and leases (1)	59,369	73,546
Consumer loans:
Direct	6,544	9,851
Branch retail	9,648	13,992
Indirect	310,190	266,567
Total loans	815,300	773,873
Allowance for credit losses	11,380	9,422
Net loans	$803,920	$764,451

(1)
Includes equipment financing leases, which totaled $10.2 million and $10.3 million as of September 30, 2023 and December 31, 2022, respectively.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 52.7% and 53.0% of the portfolio was concentrated in loans secured by real estate as of September 30, 2023 and December 31, 2022, respectively.

Loans with a carrying value of $100.8 million and $100.2 million were pledged as collateral to secure Federal Home Loan Bank (“FHLB”) borrowings as of September 30, 2023 and December 31, 2022, respectively. In addition, loans with a carrying value of $282.6 million were pledged to secure borrowings with the Federal Reserve Bank ("FRB") as of September 30, 2023. No loans were pledged to the FRB as of December 31, 2022. Measures were undertaken by management in 2023 to pledge loans to the FRB in order to provide additional borrowing capacity to the Company in response to heightened liquidity concerns in the banking industry.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments were $1.4 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively. During the nine months ended September 30, 2023, there was one new loan to these parties and no repayments made. During the year ended December 31, 2022, there were no new loans to these parties, and repayments by active related parties totaled $0.1 million.

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

The Company’s cumulative-effect adjustment upon the adoption of CECL increased the Company’s allowance for credit losses on loans and leases by $2.1 million. Subsequent to January 1, 2023, the Company recorded additional increases to the allowance for credit losses on loans and leases totaling $0.5 million which were included in the provision for credit losses in the Company’s consolidated statement of operations during the nine months ended September 30, 2023.

The following tables present changes in the allowance for credit losses on loans and leases during the nine months ended September 30, 2023 and 2022:

	As of and for the Nine Months Ended September 30, 2023
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$517	$832	$646	$1,970	$919	$866	$518	$3,154	$9,422
Impact of adopting CECL accounting guidance	(94)	(39)	(85)	(147)	(20)	47	628	1,833	2,123
Charge-offs	—	(96)	—	—	—	(521)	(359)	(500)	(1,476)
Recoveries	—	39	—	—	—	499	195	40	773
Provision for (recovery of) credit losses	157	18	(156)	(201)	(369)	(404)	(147)	1,640	538
Ending balance	$580	$754	$405	$1,622	$530	$487	$835	$6,167	$11,380

	As of and for the Nine Months Ended September 30, 2022
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$628	$690	$437	$1,958	$860	$1,004	$304	$2,439	$8,320
Charge-offs	—	(10)	—	—	—	(1,604)	(423)	(238)	(2,275)
Recoveries	2	23	—	4	—	387	97	34	547
Provision for (recovery of) loan and lease losses	(246)	89	210	30	244	1,161	445	848	2,781
Ending balance	$384	$792	$647	$1,992	$1,104	$948	$423	$3,083	$9,373

The following table details the allowance for loan and lease losses and recorded investment in loans by loan classification and by impairment evaluation as of December 31, 2022, as determined in accordance with ASC 310, Receivables, prior to the adoption of ASC 326:

	As of the Year Ended December 31, 2022
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Consumer	Total
	(Dollars in Thousands)
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$7	$—	$—	$252	$—	$—	$—	$259
Collectively evaluated for impairment	517	825	646	1,970	667	886	518	3,154	$9,183
Total allowance for loan and lease losses	$517	$832	$646	$1,970	$919	$886	$518	$3,154	$9,442
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$582	$—	$2,492	$2,429	$18	$—	$—	$5,521
Collectively evaluated for impairment	53,914	87,413	67,852	197,664	71,117	9,833	13,992	266,567	768,352
Total loans receivable	$53,914	$87,995	$67,852	$200,156	$73,546	$9,851	$13,992	$266,567	$773,873

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

The Company’s cumulative-effect adjustment upon the adoption of CECL included a reserve for unfunded commitments of $0.3 million. Subsequent to January 1, 2023, the Company recorded additional increases to the reserve for unfunded commitments totaling $0.2 million which were included in the provision for credit losses in the Company's consolidated statement of operations during the nine months ended September 30, 2023. As of September 30, 2023, the reserve, which is recorded in other liabilities on the Company’s consolidated balance sheets, totaled $0.5 million. No reserve for unfunded commitments was recorded by the Company as of December 31, 2022.

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
•
Doubtful (Risk Grade 8): Loans classified as doubtful have all of the weaknesses found in substandard loans, with the added characteristic that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable or improbable. Serious problems exist such that partial loss of principal is likely; however, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Such pending factors may include proposed merger, acquisition or liquidation procedures, capital injection, perfection of liens on additional collateral and refinancing plans. Loans classified as doubtful may include loans to borrowers that have demonstrated a history of failing to live up to agreements. The Company did not have any loans classified as Doubtful (Risk Grade 8) as of September 30, 2023 or December 31, 2022.
•
Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Company did not have any loans classified as Loss (Risk Grade 9) as of September 30, 2023 or December 31, 2022.

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

The tables below illustrate the carrying amount of loans and leases by credit quality indicator and year of origination as of September 30, 2023:

		September 30, 2023
		Loans at Amortized Cost Basis by Origination Year
		2023	2022	2021	2020	2019	Prior	Total
		(Dollars in Thousands)
Commercial:

Construction, land development and other land loans	Pass	$3,716	$38,961	$40,404	$6,377	$—	$593	$90,051
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$3,716	$38,961	$40,404	$6,377	$—	$593	$90,051

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by multi-family residential properties	Pass	$383	$28,513	$5,991	$686	$7,151	$13,782	$56,506
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$383	$28,513	$5,991	$686	$7,151	$13,782	$56,506

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by non-farm, non-residential properties	Pass	$8,683	$35,499	$25,519	$56,913	$18,618	$47,516	$192,748
	Special Mention	—	536	1,295	347	—	1,690	3,868
	Substandard	—	—	—	152	—	2,348	2,500
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$8,683	$36,035	$26,814	$57,412	$18,618	$51,554	$199,116

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans and leases	Pass	$7,435	$7,401	$15,424	$2,494	$3,802	$20,643	$57,199
	Special Mention	—	170	899	199	57	—	1,325
	Substandard	—	44	209	25	305	262	845
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$7,435	$7,615	$16,532	$2,718	$4,164	$20,905	$59,369

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Total commercial	Pass	$20,217	$110,374	$87,338	$66,470	$29,571	$82,534	$396,504
	Special Mention	—	706	2,194	546	57	1,690	5,193
	Substandard	—	44	209	177	305	2,610	3,345
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
		$20,217	$111,124	$89,741	$67,193	$29,933	$86,834	$405,042

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

		September 30, 2023
		Loans at Amortized Cost Basis by Origination Year
		2023	2022	2021	2020	2019	Prior	Total
		(Dollars in Thousands)
Consumer:

Secured by 1-4 family residential properties	Performing	$4,282	$21,592	$14,886	$12,028	$9,323	$20,917	$83,028
	Non-performing	—	—	—	—	—	848	848
	Subtotal	$4,282	$21,592	$14,886	$12,028	$9,323	$21,765	$83,876

	Current period gross charge-offs	$—	$—	$—	$—	$—	$96	$96

Direct	Performing	$2,052	$1,379	$1,961	$739	$288	$125	$6,544
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$2,052	$1,379	$1,961	$739	$288	$125	$6,544

	Current period gross charge-offs	$—	$5	$274	$115	$39	$88	$521

Branch retail	Performing	$—	$—	$2,405	$2,990	$1,794	$2,459	$9,648
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$—	$—	$2,405	$2,990	$1,794	$2,459	$9,648

	Current period gross charge-offs	$—	$—	$84	$127	$28	$120	$359

Indirect	Performing	$82,347	$92,898	$69,122	$53,564	$5,878	$6,239	$310,048
	Non-performing	—	34	—	108	—	—	142
	Subtotal	$82,347	$92,932	$69,122	$53,672	$5,878	$6,239	$310,190

	Current period gross charge-offs	$—	$128	$171	$153	$13	$35	$500

Total consumer	Performing	$88,681	$115,869	$88,374	$69,321	$17,283	$29,740	$409,268
	Non-performing	—	34	—	108	—	848	990
		$88,681	$115,903	$88,374	$69,429	$17,283	$30,588	$410,258

	Current period gross charge-offs	$—	$133	$529	$395	$80	$339	$1,476

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2022:

	December 31, 2022
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$53,914	$—	$—	$53,914
Secured by multi-family residential properties	67,852	—	—	67,852
Secured by non-farm, non-residential properties	197,004	651	2,501	200,156
Commercial and industrial loans	70,500	—	3,046	73,546
Total	$389,270	$651	$5,547	$395,468
As a percentage of total loans	98.43%	0.17%	1.40%	100.00%

	December 31, 2022
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$86,871	$1,124	$87,995
Consumer loans:
Direct	9,805	46	9,851
Branch retail	13,960	32	13,992
Indirect	266,496	71	266,567
Total	$377,132	$1,273	$378,405
As a percentage of total loans	99.66%	0.34%	100.00%

The following table provides an aging analysis of past due loans by class as of September 30, 2023:

	As of September 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$90,051	$90,051	$—
Secured by 1-4 family residential properties	93	36	—	129	83,747	83,876	—
Secured by multi-family residential properties	—	—	—	—	56,506	56,506	—
Secured by non-farm, non-residential properties	1,314	—	—	1,314	197,802	199,116	—
Commercial and industrial loans	22	—	62	84	59,285	59,369	—
Consumer loans:			—
Direct	52	—	—	52	6,492	6,544	—
Branch retail	100	—	—	100	9,548	9,648	—
Indirect	335	171	142	648	309,542	310,190	—
Total	$1,916	$207	$204	$2,327	$812,973	$815,300	$—
As a percentage of total loans	0.24%	0.02%	0.03%	0.29%	99.71%	100.00%

The following table provides an aging analysis of past due loans by class as of December 31, 2022:

	As of December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$53,914	$53,914	$—
Secured by 1-4 family residential properties	801	87	78	966	87,029	87,995	—
Secured by multi-family residential properties	—	—	—	—	67,852	67,852	—
Secured by non-farm, non-residential properties	137	—	—	137	200,019	200,156	—
Commercial and industrial loans	61	—	300	361	73,185	73,546	—
Consumer loans:
Direct	251	50	30	330	9,521	9,851	—
Branch retail	258	85	32	375	13,617	13,992	—
Indirect	186	55	71	312	266,255	266,567	—
Total	$1,694	$277	$511	$2,481	$771,392	$773,873	$—
As a percentage of total loans	0.21%	0.04%	0.07%	0.32%	99.68%	100.00%

The table below presents the amortized cost of loans on nonaccrual status and loans past due 90 days or more and still accruing interest as of September 30, 2023. Also presented is the balance of loans on nonaccrual status at September 30, 2023 for which there was no related allowance for credit losses recorded.

	Loans on Non-Accrual Status
	September 30, 2023
	(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	891	462	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,314	1,314	—
Commercial and industrial loans	85	77	—
Consumer loans:			—
Direct	—	—	—
Branch retail	—	—	—
Indirect	142	—	—
Total loans	$2,432	$1,853	$—

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

The following table presents the amortized cost basis of collateral dependent loans as of September 30, 2023, which loans are individually evaluated to determine credit losses:

	September 30, 2023
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	498	—	498
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,353	—	2,353
Commercial and industrial	—	126	126
Direct consumer	—	—	—
Total loans individually evaluated	$2,851	$126	$2,977

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

The following table details the average recorded investment and the amount of interest income recognized and received for the nine months ended September 30, 2022, respectively, related to impaired loans as determined under ASC 310 prior to the adoption of ASC 326:

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

During the nine months ended September 30, 2023, the Company did not modify any loans to borrowers experiencing financial difficulty, and there were no payment defaults on loans that were modified in the previous twelve months.
5.
OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
	(Dollars in Thousands)
Beginning balance	$686	$2,149
Additions	—	411
Sales proceeds	—	(2,215)
Gross gains	—	369
Gross losses	—	(27)
Net gains	—	342
Impairment	(69)	(1)
Ending balance	$617	$686

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was $20 thousand and zero as of September 30, 2023 and September 30, 2022, respectively. In addition, the Company held zero and $19 thousand in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of September 30, 2023 and 2022, respectively.

Repossessed Assets

The Company also acquires assets through the repossession of the underlying collateral of loans in default. The following table summarizes repossessed asset activity as of the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
	(Dollars in Thousands)
Beginning balance	$83	$154
Transfers from loans	1,178	635
Sales proceeds	(453)	(331)
Gross gains	—	—
Gross losses	(535)	(292)
Net losses	(535)	(292)
Impairment	—	—
Ending balance	$273	$166

Repossessed assets are included in Other Assets in the Company’s condensed consolidated balance sheets.

6.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the implied fair value of goodwill is lower than its carrying amount, impairment is indicated, and goodwill must be written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill, originally recorded as a result of the Company's acquisition of The Peoples Bank ("TPB") in 2018, totaled $7.4 million as of both September 30, 2023 and December 31, 2022. Goodwill impairment was neither indicated nor recorded during the nine months ended September 30, 2023 or the year ended December 31, 2022.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $2.0 million were recorded during 2018 as part of the TPB acquisition.

The Company’s goodwill and other intangible assets (carrying basis and accumulated amortization) as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
	(Dollars in Thousands)
Goodwill	$7,435	$7,435
Core deposit intangible:
Gross carrying amount	2,048	2,048
Accumulated amortization	(1,841)	(1,682)
Core deposit intangible, net	207	366
Total	$7,642	$7,801

The Company’s estimated remaining amortization expense on intangible assets as of September 30, 2023 was as follows:

Amortization Expense
(Dollars in Thousands)
2023	$36
2024	122
2025	49
Total	$207

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

•
Federal funds purchased, which represent unsecured lines of credit that generally mature within one to 90 days, are available to the Bank through arrangements with correspondent banks and the FRB. As of both September 30, 2023 and December 31, 2022, there were no federal funds purchased outstanding.
•
Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. There were no securities sold under repurchase agreements as of September 30, 2023. As of December 31, 2022, securities sold under repurchase agreements totaled $38 thousand.
•
Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of September 30, 2023 and December 31, 2022, the Bank had $30.0 million and $20.0 million, respectively, in outstanding FHLB advances with original maturities of less than one year.

Long-Term Borrowings

FHLB Advances

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both September 30, 2023 and December 31, 2022, the Company did not have any long-term FHLB advances outstanding.

Subordinated Debt

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031 (the “Notes”). The Notes bear interest at a rate of 3.50% per annum for the first five years, after which the interest rate will be reset quarterly to a benchmark interest rate per annum which, subject to certain conditions provided in the Notes, will be equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 275 basis points. The Company used the net proceeds for general corporate purposes, including repurchasing of the Company’s common stock, and supporting organic growth plans, including the maintenance of capital ratios. Net of unamortized debt issuance costs, the Notes were recorded as long-term borrowings totaling $10.8 million and $10.7 million as of September 30, 2023 and December 31, 2022, respectively. The table below provides additional information related to the Notes as of and for the nine months ended September 30, 2023 and 2022.

	September 30,	September 30,
	2023	2022
	(Dollars in Thousands)
Balance at period-end	$10,781	$10,708
Average balance during the period	$10,775	$10,702
Maximum month-end balance during the year	$10,781	$10,708
Average rate paid during the period, including amortization of debt issuance costs	4.16%	4.16%
Weighted average remaining maturity (in years)	8.00	9.00

Available Credit

As an additional funding source, the Company has available unused lines of credit with correspondent banks, the FRB and the FHLB. Certain of these funding sources are subject to underlying collateral. As of September 30, 2023 and December 31, 2022, the Company’s available unused lines of credit consisted of the following:

Available Unused Lines of Credit	Collateral Requirements	September 30, 2023	December 31, 2022
Correspondent banks	None	$48.0 million	$45.0 million
FHLB advances (1)	Subject to collateral	$260.3 million	$246.8 million
FRB (2)	Subject to collateral	$146.6 million	$1.2 million

(1)
These amounts represent the total remaining credit the Company has from the FHLB, but this credit can only be utilized to the extent that underlying collateral exists. The total lendable collateral value of assets pledged (including loans and investment securities) associated with FHLB advances and letters of credit totaled $66.7 million and $68.2 million as of September 30, 2023 and December 31, 2022, respectively. The Company’s collateral exposure with the FHLB in the form of advances and letters of credit was $60.0 million and $50.0 million as of September 30, 2023 and December 31, 2022, respectively, leaving an excess of collateral of $6.7 million and $18.2 million, respectively, available to utilize for additional credit as of the respective dates. The Company also has the ability to pledge additional assets to increase the availability of borrowings.
(2)
The Company has access to the FRB's discount window and its Bank Term Funding Program (BTFP), the latter of which was established during the first quarter of 2023 in response to the liquidity events that occurred in the banking industry. Both the discount window and the BTFP allow borrowing on pledged collateral that includes eligible investment securities and, in certain circumstances, eligible loans. The discount window allows borrowing under 90-day terms, while borrowing terms under the BTFP are up to one year. The BTFP also allows investment securities to be pledged as collateral at 100% of par value when par value is greater than fair value. The amounts shown in the table represent the Company's unused borrowing capacity as of the applicable date based on collateral pledged to the FRB's discount window. No collateral was pledged by the Company under the BTFP as of September 30, 2023.

8.
INCOME TAXES

The provision for income taxes was $2.0 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate was 24.4% and 23.7%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $6.3 million and $5.2 million as of September 30, 2023 and December 31, 2022, respectively. The net deferred tax asset, which is included on the interim condensed consolidated balance sheet in other assets, is impacted by changes in the fair value of securities available-for-sale and cash flow hedges, changes in net operating loss carryforwards, changes in the allowance for credit losses, and other book-to-tax temporary differences. The net deferred tax asset increased by $0.6 million as a result of the cumulative effect adjustment to adopt ASC 326, effective January 1, 2023.

9.
DEFERRED COMPENSATION PLANS

Supplemental Retirement Benefits

The Company has entered into supplemental retirement compensation benefits agreements with certain directors and former executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.0 million and $3.1 million as of September 30, 2023 and December 31, 2022, respectively.

Non-Employee Directors' Deferred Compensation Plan

Non-employee directors may elect to defer payment of all or any portion of their director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock, as applicable. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of September 30, 2023 and December 31, 2022, a total of 111,340 and 114,190 shares of Bancshares common stock, respectively, were being held as stock equivalents in connection with the Deferral Plan. All deferred fees and shares of Bancshares common stock are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity as additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

10.
STOCK AWARDS

In 2013, Bancshares’ shareholders authorized the Company, under the direction of the Compensation Committee of the Board of Directors, to provide share-based compensation awards to eligible employees, directors and consultants of the Company and its affiliates pursuant to the 2013 Incentive Plan. Available award types included stock options, stock appreciation rights, restricted stock and restricted stock units, and performance share awards. The 2013 Incentive Plan, as amended in 2019, expired in March 2023. In April 2023, Bancshares’ shareholders approved the 2023 Incentive Plan, which authorizes the Compensation Committee to grant substantially the same types of share-based awards to eligible employees, directors and consultants. Collectively, the 2013 Incentive Plan and the 2023 Incentive Plan are herein referred to as the Company’s “Incentive Plan.” In accordance with the Incentive Plan, shares of common stock available for issuance pursuant to the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Since the origination of the Incentive Plan, through September 30, 2023, only stock options and restricted stock have been granted. For the nine months ended September 30, 2023, stock-based compensation expense related to stock awards totaled $0.4 million, compared to $0.3 million for the nine months ended September 30, 2022.

Stock Options

Stock option awards have been granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms. The Company recognizes the cost of services received in exchange for stock option awards based on the grant date fair value of the award, with compensation expense recognized on a straight-line basis over the award’s vesting period. The fair value of outstanding awards was determined using the Black-Scholes option pricing model. The Company did not grant any stock option awards during the nine months ended September 30, 2023 or 2022.

The following table summarizes the Company’s stock option activity for the periods presented.

	Nine Months Ended
	September 30, 2023		September 30, 2022
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	419,650	$9.79	420,250	$9.79
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	600	10.86
Options outstanding, end of period	419,650	$9.79	419,650	$9.79
Options exercisable, end of period	419,650	$9.79	416,249	$9.77

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was $0.1 million and zero as of September 30, 2023 and 2022, respectively.

Restricted Stock

During the nine months ended September 30, 2023 and 2022, 57,300 shares and 45,938 shares, respectively, of restricted stock were granted. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

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

The following table provides a summary of the components of lease income and expense, as well as the reporting location in the interim condensed consolidated statements of operations, for the three and nine months ended September 30, 2023 and 2022:

	Location in the Condensed	Three Months Ended		Nine Months Ended
	Consolidated Statements of Operations	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
		(Dollars in Thousands)		(Dollars in Thousands)
Operating lease income (1)	Lease income	$241	$210	$707	$635
Operating lease expense (2)	Net occupancy and equipment	$108	$108	$324	$326

(1)
Operating lease income includes rental income from owned properties
(2)
Includes short-term lease costs. For the three and nine months ended September 30, 2023 and 2022, short-term lease costs were nominal in amount.

The following table provides supplemental lease information for operating leases on the interim condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022:

	Location in the Condensed
	Consolidated Balance Sheet	September 30, 2023	December 31, 2022
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$1,605	$1,883
Operating lease liabilities	Other liabilities	$1,684	$1,961
Weighted-average remaining lease term (in years)		4.28	5.03
Weighted-average discount rate		3.30%	3.30%

The following table provides supplemental lease information for the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$323	$320

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of September 30, 2023:

Minimum Rental Payments
(Dollars in Thousands)
2023	$109
2024	438
2025	339
2026	346
2027	353
2028 and thereafter	238
Total future minimum lease payments	1,823
Less: Imputed interest	139
Total operating lease liabilities	$1,684

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

Active Hedges

In June 2023, the Company entered into three forward interest rate swap contracts on a pool of fixed rate indirect consumer loans. Each of the three hedge contracts has a $10.0 million notional amount. The interest rate swaps were designated as derivative instruments in fair value hedges with the objective of effectively converting a pool of fixed rate indirect consumer loans to a variable rate throughout the hedge durations in accordance with the portfolio layer method. Under the contractual arrangements, for each swap, the Company pays a fixed interest rate and receives a variable interest rate based on the Secured Overnight Financing Rate (SOFR), on the notional amounts, with monthly net settlements.

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

Presentation

The table below reflects the notional amount and fair value of active derivative instruments included on the Company’s consolidated balance sheets on a net basis as of September 30, 2023 and December 31, 2022.

	As of September 30, 2023		As of December 31, 2022
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	Amount	Gain (Loss) (1)	Amount	Gain (Loss) (1)
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to fixed rate commercial real estate loans	$—	$—	$20,000	$1,101
Interest rate swaps related to fixed rate indirect consumer loans	30,000	537	—	—
Total fair value hedges		537		1,101
Cash flow hedges:
Interest rate swaps related to variable-rate money market deposit accounts	—	—	20,000	1,205
Interest rate swaps related to FHLB advances	—	—	—	—
Total cash flow hedges		—		1,205
Total hedges designated as hedging instruments, net		$537		$2,306

(1)
Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities in the consolidated balance sheets.

The following table presents the net effects of derivative hedging instruments on the Company’s interim condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022. The effects, which include the reclassification of unrealized gains on terminated swap contracts, are presented as either an increase or decrease to income before income taxes in the relevant caption of the Company’s interim condensed consolidated statements of operations.

Location in the Condensed		Three Months Ended		Nine Months Ended
Consolidated Statements of Operations		September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
		(Dollars in Thousands)		(Dollars in Thousands)
Interest income	Interest and fees on loans	$258	$45	$603	$(42)
Interest expense	Interest on deposits	120	24	376	(103)
Interest expense	Interest on borrowings	36	36	108	20
	Net increase (decrease) to income before income taxes	$414	$105	$1,087	$(125)

13.
OTHER OPERATING INCOME AND EXPENSE

Other Operating Income

Other operating income for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in Thousands)
Bank-owned life insurance	$119	$112	$348	$335
ATM fee income	93	125	315	403
Gain on sales of premises and equipment and other assets	18	278	18	301
Other income	64	52	208	195
Total	$294	$567	$889	$1,234

Other Operating Expense

Other operating expense for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in Thousands)
Postage, stationery and supplies	$151	$164	$472	$469
Telephone/data communication	128	159	479	518
Collection and recoveries	71	57	252	176
Directors fees	94	98	284	301
Software amortization	86	133	313	331
Other real estate/foreclosure expense, net	9	(5)	30	(320)
Other expense	545	568	1,769	1,629
Total	$1,084	$1,174	$3,599	$3,104

14.
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

	September 30, 2023	December 31, 2022
	(Dollars in Thousands)
Standby letters of credit	$—	$—
Standby performance letters of credit	$664	$556
Commitments to extend credit	$155,614	$186,169

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of September 30, 2023 and December 31, 2022, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

In accordance with the adoption of ASC 326 on January 1, 2023, the Company recorded a reserve for unfunded commitments of $0.3 million. The reserve, which is included in other liabilities in the Company’s balance sheet, totaled $0.5 million as of September 30, 2023. Additional discussion related to the calculation of the reserve for unfunded commitments is included in Note 4.

Self-Insurance

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates a liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies' incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both September 30, 2023 and December 31, 2022. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the nine months ended September 30, 2023 or the year ended December 31, 2022.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

	Fair Value Measurements as of September 30, 2023 Using
	Totals At September 30, 2023	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$37,000	$—	$37,000	$—
Commercial	9,500	—	9,500	—
Obligations of U.S. government-sponsored agencies	10,932	—	10,932	—
Obligations of states and political subdivisions	1,543	—	1,543	—
Corporate notes	14,681	—	14,681	—
U.S. Treasury securities	52,895	52,895	—	—
Other assets - derivatives	537	—	537	—

	Fair Value Measurements as of December 31, 2022 Using
	Totals At December 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$43,957	$—	$43,957	$—
Commercial	11,693	—	11,693	—
Obligations of U.S. government-sponsored agencies	4,270	—	4,270
Obligations of states and political subdivisions	2,072	—	2,072	—
Corporate notes	15,921		14,921	1,000
U.S. Treasury securities	52,882	52,882	—	—
Other assets - derivatives	2,306	—	2,306	—

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

As of September 30, 2023 and December 31, 2022, included within OREO were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Bank and ALC that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

The following table presents the balances of impaired loans, OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022:

	Fair Value Measurements as of September 30, 2023 Using
	Totals At September 30, 2023	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Collateral dependent loans	$62	$—	$—	$62
OREO and other assets held-for-sale	617	—	—	617

	Fair Value Measurements as of December 31, 2022 Using
	Totals At December 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$108	$—	$—	$108
OREO and other assets held-for-sale	686	—	—	686

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2023. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of September 30, 2023 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value September 30, 2023	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Collateral dependent loans	$62	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

OREO and other assets held-for-sale	$617	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	(9.5%)

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

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$66,129	$66,129	$66,129	$—	$—
Investment securities available-for-sale	126,551	126,551	52,895	73,656	—
Investment securities held-to-maturity	1,272	1,183	—	1,183	—
Federal funds sold	1,143	1,143	—	1,143	—
Federal Home Loan Bank stock	2,151	2,151	—	—	2,151
Loans, net of allowance for credit losses	803,920	769,466	—	—	769,466
Other assets - derivatives	537	537	—	537	—
Liabilities:
Deposits	927,038	829,435	—	829,435	—
Short-term borrowings	30,000	30,000	—	30,000	—
Long-term borrowings	10,781	9,226	—	9,226	—

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$30,152	$30,152	$30,152	$—	$—
Investment securities available-for-sale	130,795	130,795	52,882	76,913	1,000
Investment securities held-to-maturity	1,862	1,769	—	1,769	—
Federal funds sold	1,768	1,768	—	1,768	—
Federal Home Loan Bank stock	1,359	1,359	—	—	1,359
Loans, net of allowance for loan and lease losses	764,451	730,961	—	—	730,961
Other assets - derivatives	2,306	2,306	—	2,306	—
Liabilities:
Deposits	870,025	788,161	—	788,161	—
Short-term borrowings	20,038	20,038	—	20,038	—
Long-term borrowings	10,726	9,702		9,702

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares” and, together with its subsidiaries, the “Company”), is a bank holding company with its principal offices in Birmingham, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of September 30, 2023, the Bank operated and served its customers through 15 banking offices located in Birmingham, Butler, Calera, Centreville, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill, Virginia. In addition, the Bank operates loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area. The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals. The Bank also performs indirect lending through third-party retailers and currently conducts this lending in 17 states, including Alabama, Arkansas, Florida, Georgia, Indiana, Iowa, Kansas, Kentucky, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company headquartered in Mobile, Alabama. During the third quarter of 2021, ALC ceased new business development and permanently closed its 20 branch lending locations in Alabama and Mississippi to the public. Through the third quarter of 2023, ALC continued to service its remaining portfolio of loans from its headquarters. Effective October 1, 2023, all of ALC’s remaining loans were sold to the Bank in an intercompany transaction. The Bank intends to manage the remaining portfolio through final resolution.

Delivery of the best possible financial services to customers remains an overall operational focus of the Company. The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 156 full-time equivalent employees (as of September 30, 2023), to ensure customer satisfaction and convenience.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of September 30, 2023 to December 31, 2022, while comparing income and expense for the nine months ended September 30, 2023 and 2022. All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

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

RECENT MARKET CONDITIONS

During the nine months ended September 30, 2023 the banking industry saw a significant level of volatility due to notable banking failures that began during the first quarter of 2023, as well as ongoing increases in interest rates that have generally led to contraction of net interest margin throughout the industry. While year-over-year inflation levels have eased from 40-year highs that were reached during 2022, inflation remains elevated over the Federal Reserve Bank's ("FRB") long run target. In its ongoing effort to reduce inflation levels, the FRB has continued to raise the target federal funds rate, with four additional increases of 25 basis points during the first nine months of 2023. As of September 30, 2023, the target federal funds rate was a range of 5.25% to 5.50%.

As interest rates have increased, competitive pressures have also increased, particularly related to deposit pricing. Due primarily to the rising cost of funding, net interest margin compressed significantly throughout the banking industry during the nine months ended September 30, 2023. The substantial pace and magnitude of changes in interest rates introduced a higher level of uncertainty throughout the industry, and the impact that such change will have on the Company’s future operating results cannot be predicted with certainty. During this still-ongoing and still-volatile transition period, the yield curve has become significantly inverted at times, indicating substantial economic uncertainty, including the possibility of economic recession. The unusual yield curve effects, including inversion, may continue. Further, if the rate of inflation remains elevated or accelerates, the Company’s operations could be impacted by, among other things, accelerating cost of goods and services, including the cost of salaries and benefits. Additionally, the Company’s borrowers could be negatively impacted by rising expense levels, leading to deterioration of credit quality and/or reductions in the Company’s lending activity. The higher interest rate environment has also led to unrealized losses in the Company's investment portfolio, which consists primarily of fixed-rate instruments.

EXECUTIVE OVERVIEW

Strategic Focus and Impact on Asset Quality

During the third quarter of 2021, the Company executed strategic initiatives that were designed to improve operating efficiency, focus the Company’s loan growth activities, and fortify asset quality. The most significant component of these initiatives was the cessation of new business at ALC. This initiative, which included the closure of ALC’s branch lending locations in September 2021, served to significantly decrease the Company’s non-interest expense, and has led to substantial improvement in the Company’s consumer lending asset quality as ALC’s remaining loans pay down. Historically, ALC’s loans have produced significantly higher levels of charge-offs than the Bank’s other loan portfolios.

As of September 30, 2023, remaining loans at ALC totaled $12.1 million, compared to $20.2 million as of December 31, 2022. In 2023, as ALC’s loans have continued to decrease, the Company has realized substantially lower levels of net charge-offs on the portfolio compared to prior periods. Net charge-offs on ALC loans totaled $0.3 million, or 2.09% of average loans, during the nine months ended September 30, 2023, compared to $1.5 million, or 6.38% of average loans, during the nine months ended September 30, 2022. As of September 30, 2023, $0.2 million, or 1.3% of ALC's loans, were past due, compared to $0.8 million, or 3.8%, as of December 31, 2022.

Effective October 1, 2023, the Company sold all of ALC’s remaining loans to the Bank in an intercompany transaction. The Bank will continue to manage the remaining loans in the portfolio through final resolution. It is expected that all other assets and liabilities of ALC will be transferred to the Bank via an intercompany transaction by the end 2023.

Financial Highlights

The Company earned net income of $2.1 million, or $0.33 per diluted common share, during the three months ended September 30, 2023, compared to $1.9 million, or $0.29 per diluted common share, for the three months ended September 30, 2022. For the nine months ended September 30, 2023, net income totaled $6.2 million, or $0.97 per diluted common share, compared to $4.6 million, or $0.71 per diluted common share, for the nine months ended September 30, 2022.

Summarized condensed consolidated statements of operations are included below for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
	(Dollars in Thousands, Except Per Share Data)
Interest income	$13,902	$10,670	$38,861	$29,576
Interest expense	4,419	1,155	10,621	2,526
Net interest income	9,483	9,515	28,240	27,050
Provision for credit losses	184	1,165	753	2,781
Net interest income after provision for credit losses	9,299	8,350	27,487	24,269
Non-interest income	837	1,088	2,465	2,773
Non-interest expense	7,319	7,032	21,740	20,966
Income before income taxes	2,817	2,406	8,212	6,076
Provision for income taxes	704	546	2,004	1,440
Net income	$2,113	$1,860	$6,208	$4,636
Basic net income per share	$0.35	$0.31	$1.04	$0.76
Diluted net income per share	$0.33	$0.29	$0.97	$0.71
Dividends per share	$0.05	$0.03	$0.15	$0.09

The discussion that follows summarizes the most significant activity that drove changes in the Company’s net income during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Net Interest Income and Margin

Net interest income increased by $1.2 million, or 4.4%, comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022. The increase was primarily attributable to growth in loans which averaged $795.0 million during the nine months ended September 30, 2023, compared to $713.0 million during the nine months ended September 30, 2022. The average rate on earning assets totaled 5.41% for the nine months ended September 30, 2023, compared to 4.37% for the nine months ended September 30, 2022.

While yields on earning assets increased significantly in 2023, rates on interest-bearing liabilities increased at a faster pace, causing margin compression. Net interest margin was 3.93% for the nine months ended September 30, 2023, compared to 4.00% for the nine months ended September 30, 2022. The Company’s total funding costs, including the cost of interest and non-interest deposits, as well as borrowings, increased to 1.53% during the nine months ended September 30, 2023, compared to 0.39% during the nine months ended September 30, 2022.

Provision for Credit Losses

The provision for credit losses was $0.8 million during the nine months ended September 30, 2023, compared to $2.8 million during the nine months ended September 30, 2022. The reduction resulted primarily from reduced charge-off levels comparing the two periods, mostly related to ALC’s loans which continued to reduce following implementation of the cessation of business strategy. The Company’s net charge-offs totaled $0.7 million during the nine months ended September 30, 2023, compared to $1.7 million during the nine months ended September 30, 2022. The reduction included a decrease of $1.3 million in net charge-offs associated with ALC’s portfolio, partially offset by an increase in net charge-offs associated with the indirect consumer portfolio totaling $0.3 million. The Company’s net charge-offs as a percentage of average loans totaled 0.12% during the nine months ended September 30, 2023, compared to 0.24% during the nine months ended September 30, 2022.

Non-interest Income

Non-interest income totaled $2.5 million for the nine months ended September 30, 2023, compared to $2.8 million for the nine months ended September 30, 2022. The reduction resulted primarily from gains on the sale of premises and equipment that occurred during the third quarter of 2022, but were not repeated in 2023.

Non-interest Expense

Non-interest expense totaled $21.7 million for the nine months ended September 30, 2023, compared to $21.0 million for the nine months ended September 30, 2022. The increase resulted primarily from nonrecurring gains on the sale of OREO properties that offset non-interest expense in 2022, but were not repeated in 2023.

Balance Sheet Levels

As of September 30, 2023, the Company’s assets totaled $1,065.2 million, compared to $994.7 million as of December 31, 2022, an increase of 7.1%.

Loans

Total loans increased by $41.4 million, or 5.4%, as of September 30, 2023, compared to December 31, 2022. Loan volume increases during the first nine months of 2023 were driven primarily by growth in indirect consumer and commercial construction loans. Growth in indirect consumer lending was consistent with continued demand for the products collateralized through the Company's indirect program, including recreational vehicles, campers, boats, horse trailers and cargo trailers. Indirect loan growth tends to be seasonal due to its emphasis on outdoor recreational products, with growth typically more pronounced in the spring and early summer months. The increase in commercial construction (construction, land development and other land loans) was primarily attributable to continued growth in construction fundings on multi-family residential projects. The loan growth during the first nine months of 2023 was partially offset by decreases in the residential real estate (including 1-4 family and multi-family) and commercial and industrial categories, as well as the direct consumer and branch retail consumer categories. Loans in direct consumer and branch retail were expected to decrease as they comprise the majority of ALC’s remaining loan balances.

Deposit Growth

Deposits totaled $927.0 million as of September 30, 2023, compared to $870.0 million as of December 31, 2022. The year-to-date growth included an increase of $69.2 million in interest-bearing deposits, partially offset by a decrease of $12.2 million in noninterest-bearing deposits. The year-to-date shift to interest-bearing deposits is consistent with deposit holders seeking to maximize interest earnings on their accounts. In addition, deposit growth for the first nine months of 2023 included growth of $30.2 million in wholesale brokered deposits that were acquired in order to further enhance the Company’s liquidity position following the bank failures that began during the first quarter of 2023. As of September 30, 2023, core deposits, which exclude time deposits of $250 thousand or more and all brokered deposits, totaled $786.8 million, or 84.9% of total deposits, compared to $778.1 million, or 89.4% of total deposits, as of December 31, 2022.

Deployment of Funds

Management seeks to deploy earning assets in an efficient manner to maximize net interest income while maintaining appropriate levels of liquidity to protect the safety and soundness of the organization. Management’s decisions during the first nine months of 2023, particularly following the bank failures that occurred, were focused on maintaining the Company’s strong liquidity position. As part of this focus, management elected to hold higher levels of cash and cash equivalents. Cash and cash equivalents totaled $66.1 million as of September 30, 2023, compared to $30.2 million as of December 31, 2022. Investment securities, including both the available-for-sale and held-to-maturity portfolios, totaled $127.8 million as of September 30, 2023, compared to $132.7 million as of December 31, 2022. The expected average life of securities in the investment portfolio was 3.9 years as of September 30, 2023, compared to 3.5 years as of December 31, 2022. Management will continue to evaluate opportunities to invest excess cash balances within the context of anticipated loan and deposit growth and current liquidity needs.

Shareholders’ Equity

Shareholders’ equity increased by $2.3 million, or 2.7%, as of September 30, 2023, compared to December 31, 2022. The increase in shareholders’ equity resulted from earnings, net of dividends paid, partially offset by the CECL transition adjustment which reduced retained earnings by $1.8 million, net of tax, as well as a net increase in accumulated other comprehensive loss of $1.7 million associated with fair value declines in the available-for-sale investment portfolio and reclassification adjustments associated with terminated interest rate swaps.

Cash Dividends

The Company declared cash dividends totaling $0.15 per share on its common stock during the nine months ended September 30, 2023, compared to cash dividends totaling $0.09 per share on its common stock during the nine months ended September 30, 2022.

Regulatory Capital

During the nine months ended September 30, 2023, the Bank continued to maintain capital ratios at higher levels than required to be considered a “well-capitalized” institution under applicable banking regulations. As of September 30, 2023, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 10.81%. Its total capital ratio was 12.06%, and its Tier 1 leverage ratio was 9.09%.

Liquidity

As of September 30, 2023, the Company continued to maintain excess funding capacity sufficient to provide adequate liquidity for loan growth, capital expenditures and ongoing operations. The Company benefits from a strong core deposit base, a liquid investment securities portfolio and access to funding from a variety of sources, including federal funds lines, FHLB advances and brokered deposits. In addition, the Company has access to the FRB's discount window and its Bank Term Funding Program (BTFP), the latter of which was established in response to the recent liquidity events that have occurred in the banking industry. Both the discount window and the BTFP allow borrowing on pledged collateral that includes eligible investment securities and, in certain circumstances, eligible loans. In response to heightened liquidity concerns in the banking industry, during 2023 management undertook measures designed to enhance the Company’s liquidity position. These procedures included holding higher levels of on-balance sheet cash, as well as enhancing the availability of off-balance sheet borrowing capacity. As part of these efforts, during the third quarter of 2023, the Company completed the establishment of additional borrowing capacity through the FRB's discount window, primarily via the pledging of the majority of the Company’s indirect loan portfolio as collateral. Due to these efforts, the Company’s immediate borrowing capacity based on collateral pledged through the discount window increased to $146.6 million as of September 30, 2023, compared to $1.2 million as of December 31, 2022.

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

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three and nine months ended September 30, 2023 and 2022. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
ASSETS
Interest-earning assets:
Total loans (Note A)	$821,294	$12,584	6.08%	$743,145	$9,750	5.21%
Taxable investment securities	123,290	682	2.19%	148,964	748	1.99%
Tax-exempt investment securities	1,037	3	1.15%	2,322	8	1.37%
Federal Home Loan Bank stock	1,001	21	8.32%	1,808	17	3.73%
Federal funds sold	1,069	14	5.20%	1,984	11	2.20%
Interest-bearing deposits in banks	44,379	598	5.35%	23,166	136	2.33%
Total interest-earning assets	992,070	13,902	5.56%	921,389	10,670	4.59%

Noninterest-earning assets	61,235			64,593
Total	$1,053,305			$985,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand deposits	$206,540	$176	0.34%	$243,131	$182	0.30%
Savings deposits	244,932	1,570	2.54%	211,724	342	0.64%
Time deposits	323,824	2,476	3.03%	209,361	340	0.64%
Total interest-bearing deposits	775,296	4,222	2.16%	664,216	864	0.52%
Noninterest-bearing demand deposits	161,381	—	—	183,612	—	—
Total deposits	936,677	4,222	1.79%	847,828	864	0.40%
Borrowings	19,468	197	4.01%	45,427	291	2.54%
Total funding costs	956,145	4,419	1.83%	893,255	1,155	0.51%

Other noninterest-bearing liabilities	10,263			8,642
Shareholders’ equity	86,897			84,085
Total	$1,053,305			$985,982

Net interest income (Note B)		$9,483			$9,515
Net interest margin			3.79%			4.10%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $2.0 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively.

Note B	—	Loan fees are included in interest amounts presented. Loan fees totaled $0.1 million for both the three months ended September 30, 2023 and 2022.

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
ASSETS
Interest-earning assets:
Total loans (Note A)	$795,033	$35,330	5.94%	$713,015	$27,339	5.13%
Taxable investment securities	126,341	2,033	2.15%	142,425	1,896	1.78%
Tax-exempt investment securities	1,048	10	1.28%	2,543	31	1.63%
Federal Home Loan Bank stock	1,347	75	7.44%	1,165	33	3.79%
Federal funds sold	1,415	51	4.82%	853	12	1.88%
Interest-bearing deposits in banks	35,437	1,362	5.14%	45,133	265	0.79%
Total interest-earning assets	960,621	38,861	5.41%	905,134	29,576	4.37%

Noninterest-earning assets	61,484			65,379
Total	$1,022,105			$970,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand deposits	$216,445	$557	0.34%	$249,183	$438	0.24%
Savings deposits	221,293	3,279	1.98%	206,294	693	0.45%
Time deposits	297,708	5,845	2.62%	208,621	833	0.53%
Total interest-bearing deposits	735,446	9,681	1.76%	664,098	1,964	0.40%
Noninterest-bearing demand deposits	162,084	—	—	182,862	—	—
Total deposits	897,530	9,681	1.44%	846,960	1,964	0.31%
Borrowings	29,375	940	4.28%	27,994	562	2.68%
Total funding costs	926,905	10,621	1.53%	874,954	2,526	0.39%

Other noninterest-bearing liabilities	9,722			8,833
Shareholders’ equity	85,478			86,726
Total	$1,022,105			$970,513

Net interest income (Note B)		$28,240			$27,050
Net interest margin			3.93%			4.00%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $1.5 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively.

Note B	—	Loan fees are included in interest amounts presented. Loan fees totaled $0.4 million for both the nine months ended September 30, 2023 and 2022.

The following tables summarize the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Compared to			Compared to
	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:			Due to Change In:
	Volume	Average Yield/Rate	Net	Volume	Average Yield/Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$1,025	$1,809	$2,834	$3,145	$4,846	$7,991
Taxable investment securities	(129)	63	(66)	(214)	351	137
Tax-exempt investment securities	(4)	(1)	(5)	(18)	(3)	(21)
Federal Home Loan Bank stock	(8)	12	4	5	37	42
Federal funds sold	(5)	8	3	8	31	39
Interest-bearing deposits in banks	125	337	462	(57)	1,154	1,097
Total interest-earning assets	1,004	2,228	3,232	2,869	6,416	9,285
Interest expense on:
Demand deposits	(27)	21	(6)	(58)	177	119
Savings deposits	54	1,174	1,228	50	2,536	2,586
Time deposits	186	1,950	2,136	356	4,656	5,012
Borrowings	(166)	72	(94)	28	350	378
Total interest-bearing liabilities	47	3,217	3,264	376	7,719	8,095
Increase (decrease) in net interest income	$957	$(989)	$(32)	$2,493	$(1,303)	$1,190

Interest income increased by $9.3 million, comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022. Of the increase, $6.4 million was attributable to higher average yields on interest-earning assets, while $2.9 million was attributable to growth in average loan volume comparing the two periods. The increase in average yield was attributable to the rise in market interest rates that began in 2022 and has continued in 2023. The increase in interest income associated with loan volume increases was attributable to loan growth during the nine months ended September 30, 2023 of $41.4 million, or 5.4%.

The increase in interest income was partially offset by an increase in interest expense of $8.1 million, comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022. Of the increase, $7.7 million was attributable to the rise in market interest rates, while $0.4 million was attributable to growth in interest-bearing liabilities, primarily time deposits and borrowings. During the latter half of 2022 and through the first nine months of 2023, the Company has focused a portion of its deposit marketing efforts on growth in time deposits of various maturities in an effort to increase the predictability of funding cash flows. Additionally, the Company has utilized wholesale brokered deposits and short-term FHLB borrowings to a larger extent, particularly during the nine months ended September 30, 2023, in order to enhance the Company’s on-balance sheet liquidity position. Efforts to enhance the Company’s on-balance sheet liquidity were taken primarily as precautionary measures in the wake of liquidity events that impacted the banking industry during 2023.

The rising market interest rate environment has had, and continues to have, a significant impact on the Company and the banking industry in general. Beginning in March 2022 and through September 30, 2023, the FRB raised the federal funds rate by a total of 525 basis points. Statements by FRB officials have indicated that further interest rate increases are possible to address ongoing inflationary pressures. While the Company has generally been positioned to benefit from the rising interest rate environment that has occurred, the Company’s net interest margin began to decline during the nine months ended September 30, 2023 as the cost of interest-bearing liabilities increased at a faster pace than interest-earning assets. Further, in connection with the liquidity events that have occurred in the banking industry, competition for deposits has intensified significantly. This increased competition, coupled with the volatility of the industry, has introduced additional uncertainty into the market. Should market interest rates continue to rise or reduce at significant levels, the Company’s net interest income could be negatively impacted.

Provision for Credit Losses

The provision for credit losses was $0.8 million during the nine months ended September 30, 2023, compared to $2.8 million during the nine months ended September 30, 2022. The year-to-date decrease in 2023 compared to 2022 was primarily the result of the cessation of business strategy at ALC, which has led to significantly reduced net charge-offs as ALC’s loans have paid down. Net charge-offs on ALC loans totaled $0.3 million, or 2.09% of average loans, during the nine months ended September 30, 2023, compared to $1.5 million, or 6.38% of average loans, during the nine months ended September 30, 2022.

While the Company experienced improved charge-off metrics during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, the timing of charge-offs, economic developments, and other factors that could impact the provision for credit losses cannot be fully predicted with certainty. Sustained levels of high inflation, combined with the recent rapid rise in market interest rates, could negatively impact the Company’s borrowers, which could lead to increased provisions for credit losses in the future.

Effective January 1, 2023, the Company adopted the CECL model to account for credit losses on financial instruments, including loans and leases, unfunded commitments and held-to-maturity securities. The adoption of the CECL model resulted in a transition adjustment totaling $2.4 million, increasing the Company’s allowance for credit losses on loans and leases by $2.1 million, and establishing a reserve for unfunded commitments of $0.3 million. As of September 30, 2023, the Company’s allowance for credit losses totaled 1.40% of total loans, compared to 1.22% as of December 31, 2022. While management believes that the allowance for credit losses on loans and leases, as well as the reserve for unfunded commitments, was sufficient to absorb life-of-loan credit losses based on circumstances existing as of the balance sheet date, combined with reasonable and supportable forecasts, the determination of the allowance is complex and requires judgment by management about the effects of matters that are inherently uncertain. Changing economic circumstances or forecasts, or changes in management’s judgments and estimates, could result in additional credit loss expense in future periods.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Service charges and other fees on deposit accounts	$302	$311	$(9)	(2.9)%	$869	$904	$(35)	(3.9)%
Bank-owned life insurance	119	112	7	6.3%	348	335	13	3.9%
Gain on sales of premises and equipment and other assets	18	278	(260)	(93.5)%	18	301	(283)	(94.0)%
Lease income	241	210	31	14.8%	707	635	72	11.3%
ATM fee income	93	125	(32)	(25.6)%	315	403	(88)	(21.8)%
Other income	64	52	12	23.1%	208	195	13	6.7%
Total non-interest income	$837	$1,088	$(251)	(23.1)%	$2,465	$2,773	$(308)	(11.1)%

The Company’s non-interest income decreased by $0.3 million comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022 due primarily to gains on the sale of premises and equipment that occurred during the third quarter of 2022, but were not repeated in 2023. In recent periods, the Company’s sources of non-interest revenue have not fluctuated significantly, with the exception of nonrecurring increases or decreases that have occurred from time to time due to gains or losses on sales of assets or other nonrecurring sources. The majority of the Company’s sources of non-interest income are relatively stable and are not expected to change significantly in the near term. However, non-interest revenues earned from service charges and other fees on deposit accounts have generally declined in recent years for a number of reasons, including a changing regulatory environment associated with these types of revenues. Management continues to evaluate opportunities to add non-interest revenue streams or grow existing streams; however, significant growth in non-interest income is not expected in the near term.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Salaries and employee benefits	$4,120	$4,007	$113	2.8%	$12,310	$12,389	$(79)	(0.6)%
Net occupancy and equipment	897	861	36	4.2%	2,625	2,468	157	6.4%
Computer services	464	417	47	11.3%	1,315	1,224	91	7.4%
Insurance expense and assessments	423	310	113	36.5%	1,156	970	186	19.2%
Fees for professional services	331	263	68	25.9%	735	811	(76)	(9.4)%
Postage, stationery and supplies	151	164	(13)	(7.9)%	472	469	3	0.6%
Telephone/data communications	128	159	(31)	(19.5)%	479	518	(39)	(7.5)%
Collection and recoveries	71	57	14	24.6%	252	176	76	43.2%
Directors fees	94	98	(4)	(4.1)%	284	301	(17)	(5.6)%
Software amortization	86	133	(47)	(35.3)%	313	331	(18)	(5.4)%
Other real estate/foreclosure expense, net	9	(5)	14	(280.0)%	30	(320)	350	(109.4)%
Other expense	545	568	(23)	(4.0)%	1,769	1,629	140	8.6%
Total non-interest expense	$7,319	$7,032	$287	4.1%	$21,740	$20,966	$774	3.7%

The Company’s non-interest expense increased by 3.7% comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022. The majority of the increase resulted from nonrecurring gains on the sale of properties that reduced other real/estate expense in 2022, but were not repeated in 2023. In addition, the Company has experienced increases in other expense categories commensurate with the inflationary environment. Increases in certain categories of non-interest expense were partially offset by decreases in other categories, most notably salaries and employee benefits which decreased by 0.6% comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022. The reduction in salaries and benefits expense resulted from the impact of the strategic initiatives undertaken by the Company beginning in the third quarter of 2021 to, among other things, improve the Company’s operating efficiency. These initiatives reduced the Company’s expense profile significantly in 2022 and, in some expense areas such as salaries and benefits, continued to benefit the Company during the nine months ended September 30, 2023. However, the current inflationary environment is expected to continue to put upward pressure on non-interest expenses. Accordingly, management will remain focused on efforts to streamline business processes in an effort to continue to improve the Company’s overall efficiency levels.

Provision for Income Taxes

The provision for income taxes was $2.0 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively, and the Company’s effective tax rate was 24.4% and 23.7%, respectively, for the same periods.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 3.9 years and 3.5 years as of September 30, 2023 and December 31, 2022, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity. As of September 30, 2023, available-for-sale securities totaled $126.6 million, or 99.0% of the total investment portfolio, compared to $130.8 million, or 98.6% of the total investment portfolio, as of December 31, 2022. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate bonds, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of September 30, 2023, held-to-maturity securities totaled $1.3 million, or 1.0% of the total investment portfolio, compared to $1.9 million, or 1.4% of the total investment portfolio, as of December 31, 2022. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Due to the increasing interest rate environment, during the nine months ended September 30, 2023, gross unrealized losses increased, particularly within the Company’s available-for-sale portfolio. Gross unrealized losses in the available-for-sale portfolio totaled $12.8 million as of September 30, 2023, compared to $11.1 million as of December 31, 2022. Unrealized losses within the available-for-sale portfolio were recognized, net of tax, in accumulated other comprehensive loss.

As of September 30, 2023, the Company evaluated both the available-for-sale and held-to-maturity portfolios for credit loss in accordance with the revised accounting guidance of ASC 326. Based on these evaluations, management concluded that no credit losses were included in either portfolio and that the unrealized losses in both portfolios resulted from the prevailing interest rate environment.

Loans and Allowance for Credit Losses

The Company’s total loan portfolio increased by $41.4 million, or 5.4%, as of September 30, 2023, compared to December 31, 2022. The tables below summarize loan balances by portfolio category, as well as the allowance for credit losses, as of the end of each of the most recent five quarters as of September 30, 2023:

	Quarter Ended
	2023			2022
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$90,051	$91,231	$69,398	$53,914	$36,230
Secured by 1-4 family residential properties	83,876	85,101	86,622	87,995	84,452
Secured by multi-family residential properties	56,506	54,719	63,368	67,852	72,377
Secured by non-farm, non-residential properties	199,116	204,270	198,266	200,156	200,707
Commercial and industrial loans	59,369	60,568	65,708	73,546	65,935
Consumer loans:
Direct	6,544	7,593	8,435	9,851	11,950
Branch retail	9,648	10,830	12,222	13,992	15,878
Indirect	310,190	300,182	271,870	266,567	262,742
Total loans	$815,300	$814,494	$775,889	$773,873	$750,271
Allowance for credit losses	11,380	11,536	11,599	9,422	9,373
Net loans	$803,920	$802,958	$764,290	$764,451	$740,898

The tables below summarize changes in the allowance for credit losses on loans and leases for each of the most recent five quarters as of September 30, 2023:

	Quarter Ended
	2023			2022
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Balance at beginning of period	$11,536	$11,599	$9,422	$9,373	$8,751
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	(41)	(47)	(8)	(30)	(3)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Direct	(109)	(197)	(215)	(451)	(417)
Branch retail	(93)	(111)	(155)	(111)	(200)
Indirect	(198)	(146)	(156)	(144)	(136)
Total charge-offs	(441)	(501)	(534)	(736)	(756)
Recoveries	225	228	319	258	213
Net charge-offs	(216)	(273)	(215)	(478)	(543)
Impact of adopting CECL	—	—	2,123	—	—
Provision for credit losses	60	210	269	527	1,165
Ending balance	$11,380	$11,536	$11,599	$9,422	$9,373
Ending balance as a percentage of loans	1.40%	1.42%	1.49%	1.22%	1.25%
Net charge-offs as a percentage of average loans	0.10%	0.14%	0.11%	0.25%	0.29%

The adoption of CECL was most impactful on the Company’s consumer indirect loan portfolio due primarily to the extension of the loss estimate period to the estimated life of loans in this category. As of January 1, 2023, the estimated average remaining life of the indirect portfolio was between four and five years. As of September 30, 2023, the estimated average remaining life of the indirect portfolio was between five and six years. The branch retail portfolio, which represents indirect lending conducted by ALC, was similarly impacted by the transition to CECL. In addition, the Company’s consumer portfolios were impacted by current economic forecasts using data provided by the Federal Reserve on inflation, unemployment, and the forecasted movement of interest rates.

Reserve for Unfunded Lending Commitments

In connection with the adoption of the CECL accounting model, the Company also reserved approximately $0.3 million in other liabilities for unfunded lending commitments. Unfunded lending commitments are off-balance sheet arrangements that represent unconditional commitments of the Company to lend to a borrower that are unfunded as of the balance sheet date. These may include unfunded loan commitments, standby letters of credit, and financial guarantees. The CECL accounting guidance requires that an estimate of expected credit loss be measured on commitments in which an entity is exposed to credit risk via a present contractual obligation to extend credit unless the obligation is unconditionally cancellable by the issuer. For the Company, unconditional lending commitments generally include unfunded term loan agreements, home equity lines of credit, lines of credit, and demand deposit account overdraft protection. As of September 30, 2023, the Company’s reserve for unfunded commitments, which is recorded in other liabilities in the Company’s consolidated balance sheets, totaled $0.5 million. No reserve for unfunded commitments was recorded by the Company as of December 31, 2022.

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of September 30, 2023 were as follows:

	Quarter Ended
	2023			2022
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Non-accrual loans	$2,432	$979	$1,214	$1,651	$2,077
Other real estate owned	617	617	617	686	686
Total	$3,049	$1,596	$1,831	$2,337	$2,763
Nonperforming assets as a percentage of total assets	0.29%	0.15%	0.18%	0.24%	0.28%

The increase in nonperforming assets during the third quarter of 2023 resulted primarily from one commercial real estate loan that moved into non-accrual status during the quarter.

Allocation of Allowance for Credit Losses

While no portion of the allowance for credit losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for credit losses as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Allocation Allowance	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$580	5.1%	11.0%	$517	5.5%	7.0%
Secured by 1-4 family residential properties	754	6.6%	10.3%	832	8.8%	11.4%
Secured by multi-family residential properties	405	3.6%	6.9%	646	6.9%	8.8%
Secured by non-farm, non-residential properties	1,622	14.3%	24.4%	1,970	20.9%	25.8%
Commercial and industrial loans	530	4.7%	7.3%	919	9.8%	9.5%
Consumer loans:
Direct	487	4.3%	0.8%	866	9.2%	1.3%
Branch retail	835	7.3%	1.3%	518	5.5%	1.8%
Indirect	6,167	54.1%	38.0%	3,154	33.4%	34.4%
Total allowance for credit losses	$11,380	100.0%	100.0%	$9,422	100.0%	100.0%

Deposits

Total deposits increased to $927.0 million as of September 30, 2023, from $870.0 million as of December 31, 2022, an increase of 6.6%. Core deposits, which exclude time deposits of $250 thousand or more and all brokered deposits, provide a relatively stable funding source that supports earning assets. Core deposits totaled $786.8 million, or 84.9% of total deposits, as of September 30, 2023, compared to $778.1 million, or 89.4% of total deposits, as of December 31, 2022.

Core deposits, have historically been the Company’s primary source of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs. Management anticipates that core deposits will continue to be the Company’s primary source of funding in the future. Management will continue to monitor deposit levels closely to help ensure an adequate level of funding for the Company’s activities. However, various economic and competitive factors could affect this funding source in the future, including increased competition from other financial institutions in deposit gathering, national and local economic conditions and interest rate policies adopted by the FRB and other central banks.

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances, and subordinated debt that are used by the Company as an alternative source of funds. As of September 30, 2023, other interest-bearing liabilities totaled 5.0% of total interest-bearing liabilities, compared to 4.2% as of December 31, 2022.

Shareholders’ Equity

As of September 30, 2023, shareholders’ equity totaled $87.4 million, or 8.2% of total assets, compared to $85.1 million, or 8.6% of total assets, as of December 31, 2022. The increase in shareholders’ equity resulted from earnings, net of dividends paid, partially offset by the CECL transition adjustment which reduced retained earnings by $1.8 million, net of tax, as well as a net increase in accumulated other comprehensive loss of $1.7 million associated with fair value declines in the available-for-sale investment portfolio and reclassification adjustments associated with terminated interest rate swaps.

During the nine months ended September 30, 2023, the Company declared dividends totaling $0.15 per common share, or approximately $0.9 million in aggregate amount, compared to $0.09 per common share, or approximately $0.5 million in aggregate amount, during the nine months ended September 30, 2022. Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and the desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $227.8 million as of September 30, 2023 and $212.5 million as of December 31, 2022. Investment securities forecasted to mature or reprice in one year or less were estimated to be $20.5 million and $7.1 million of the investment portfolio as of September 30, 2023 and December 31, 2022, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. The investment securities portfolio had an estimated average life of 3.9 years and 3.5 years as of September 30, 2023 and December 31, 2022, respectively. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Company had $30.0 million and $20.0 million of outstanding borrowings under FHLB advances as of September 30, 2023 and December 31, 2022, respectively. In addition, on October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031. Net of unamortized debt issuance costs, the subordinated notes were recorded as long-term borrowings totaling $10.8 million and $10.7 million as of September 30, 2023 and December 31, 2022, respectively.

The Company had up to $260.3 million and $246.8 million in remaining unused credit from the FHLB (subject to available collateral, which may include eligible investment securities and loans) as of September 30, 2023 and December 31, 2022, respectively. In addition, the Company had $48.0 million and $45.0 million in unused established federal funds lines as of September 30, 2023 and December 31, 2022, respectively.

The Company also has access to the FRB’s discount window and its Bank Term Funding Program (BTFP), the latter of which was established in response to the recent liquidity events that have occurred in the banking industry. Both the discount window and the BTFP allow borrowing on pledged collateral that includes eligible investment securities and, in certain circumstances, eligible loans. In response to heightened liquidity concerns in the banking industry, during 2023 management undertook measures designed to enhance the Company’s liquidity position. These procedures included holding higher levels of on-balance sheet cash, as well as enhancing the availability of off-balance sheet borrowing capacity. As part of these efforts, during the third quarter of 2023, the Company completed the establishment of additional borrowing capacity through the FRB's discount window, primarily via the pledging of the majority of the Company’s indirect loan portfolio as collateral. Due to these efforts, the Company’s immediate borrowing capacity based on collateral pledged through the discount window increased to $146.6 million as of September 30, 2023, compared to $1.2 million as of December 31, 2022.

RESPONSE TO RECENT LIQUIDITY EVENTS

In response to heightened liquidity concerns for the banking industry during 2023, management undertook measures designed to enhance the Company’s liquidity position, including holding higher levels of on-balance sheet cash and enhancing the Company’s off-balance sheet borrowing capacity through both secured and unsecured sources. Although the liquidity events that have occurred in 2023 have strained the banking industry as a whole, the Company’s management remains confident in the stability of the Company’s core deposit base which has served as the Company’s primary funding source for many years. Excluding wholesale brokered deposits, as of September 30, 2023, the Company had over 29 thousand deposit accounts with an average balance of approximately $28.9 thousand per account. Estimated uninsured/uncollateralized deposits (calculated as deposit amounts per deposit holder in excess of $250 thousand, the maximum amount of federal deposit insurance, and excluding deposits secured by pledged assets) totaled $173.0 million, or 18.7% of total deposits, as of September 30, 2023, compared to $148.3 million, or 17.1% of total deposits, as of December 31, 2022.

The table below provides information on the Company’s on-balance sheet liquidity, as well as readily available off-balance sheet sources of liquidity as of both September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
	(Dollars in Thousands)
	(Unaudited)	(Unaudited)
Liquidity from cash and federal funds sold:
Cash and cash equivalents	$66,129	$30,152
Federal funds sold	1,143	1,768
Liquidity from cash and federal funds sold	67,272	31,920
Liquidity from pledgeable investment securities:
Investment securities available-for sale, at fair value	126,551	130,795
Investment securities held-to-maturity, at amortized cost	1,272	1,862
Less: securities pledged	(42,340)	(54,717)
Less: estimated collateral value discounts	(10,943)	(7,833)
Liquidity from pledgeable investment securities	74,540	70,107
Liquidity from unused lendable collateral (loans) at FHLB	6,676	18,215
Liquidity from unused lendable collateral (loans and securities) at FRB	146,613	1,198
Unsecured lines of credit with banks	48,000	45,000
Total readily available liquidity	$343,101	$166,440

The table calculates readily available sources of liquidity, including cash and cash equivalents, federal funds sold, and other liquidity sources. Certain of the measures have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”); however, management believes that the non-GAAP measures are beneficial to the reader as they enhance the overall understanding of the Company’s liquidity position and can be used as a supplement to GAAP-based measures of liquidity. Specifically, liquidity from pledgeable investment securities and total readily available liquidity are non-GAAP measures used by management and regulators to analyze a portion of the Company's liquidity. Pledgeable investment securities are considered by management as a readily available source of liquidity since the Company has the ability to pledge the securities with the FHLB or FRB to obtain immediate funding. Both available-for-sale and held-for-maturity securities may be pledged at fair value with the FHLB and through the FRB discount window. The amounts shown as liquidity from pledgeable investment securities represents total investment securities as recorded on the balance sheet, less reductions for securities already pledged and discounts expected to be taken by the lender to determine collateral value. The calculations are intended to reflect minimum levels of liquidity readily available to the Company through the pledging of investment securities, and do not contemplate the additional available liquidity that could be available from the FRB through the BTFP. The non-GAAP financial measures that are discussed in this Quarterly Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP.

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a quarterly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of September 30, 2023, pre-tax net interest margin and net interest income are forecasted to change over timeframes of one year and two years under the six listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	1 Year	2 Years
+1%	11	10
+2%	19	17
+3%	23	19
-1%	(13)	(11)
-2%	(28)	(26)
-3%	(44)	(41)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	1 Year	2 Years
+1%	$1,149	$2,119
+2%	2,047	3,646
+3%	2,461	4,119
-1%	(1,378)	(2,468)
-2%	(3,056)	(5,592)
-3%	(4,736)	(8,842)

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2023, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of September 30, 2023, that Bancshares’ disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the third quarter of 2023:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
July 1 – July 31	1,181	$8.62	—	596,813
August 1 – August 31	110	$8.93	—	596,813
September 1 – September 30	110	$8.80	—	596,813
Total	1,401	$8.65	—	596,813

(1)
1,401 shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the third quarter of 2023.
(2)
No shares were repurchased during the third quarter pursuant to Bancshares’ publicly announced share repurchase program, which was initially approved by the Board of Directors on January 19, 2006 and authorized the repurchase of up to 642,785 shares of common stock. On each of December 18, 2019 and April 28, 2021, the Board approved the repurchase of additional shares of common stock under the share repurchase program, and the Board has periodically extended the expiration date of the program, most recently to December 31, 2023. As of September 30, 2023, Bancshares was authorized to repurchase up to 596,813 shares of common stock under the share repurchase program.

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

10.1	First US Bancshares, Inc. Non-Employee Directors' Deferred Compensation Plan

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Comprehensive Income, (iii) Interim Condensed Consolidated Statements of Operations, (iv) Interim Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

________________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: November 8, 2023

By:	/s/ Thomas S. Elley
Thomas S. Elley
Its Senior Executive Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)