Form 10-K
period 2023-12-31
FIRST US BANCSHARES, INC.
filed 2024-03-14
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2023

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $46,290,307.

As of March 6, 2024, the registrant had outstanding 5,787,118 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Shareholders to be held on April 25, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm PCAOB ID: 213 Auditor Name: Carr, Riggs & Ingram, LLC Auditor Location: Atlanta, Georgia, United States

First US Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2023

* Portions of the definitive proxy statement for the registrant’s 2024 Annual Meeting of Shareholders to be held on April 25, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning our expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the factors described in this Annual Report on Form 10-K for the year ended December 31, 2023. Such factors include, but are not limited to, risks related to the Company’s credit, including that if credit losses are greater than anticipated; increased risk from commercial real estate lending; the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas; liquidity risks; market conditions and investment returns; strong competition in the bank industry; changes in interest rates; the effects of a potential government shutdown; technological changes in the banking and financial services industries; potential failures or interruptions in our information systems and those of our third-party service providers and cybersecurity and data privacy threats; the increasing and uncertain costs of complying with governmental regulations applicable to the financial services industry; the impact of climate change and related legislative and regulatory initiatives; and risks related to acquisitions, including that the strategic benefits may not materialize and unforeseen integration difficulties may arise. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

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

Previously, the Bank had two wholly owned subsidiaries: Acceptance Loan Company, Inc., an Alabama corporation (“ALC”), and FUSB Reinsurance, Inc., an Arizona corporation (“FUSB Reinsurance”). Both ALC and FUSB Reinsurance were dissolved in 2023, after all remaining assets and liabilities of these entities were transferred to the Bank. As used herein, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer to Bancshares and the Bank, as well as ALC and FUSB Reinsurance (for periods prior to their dissolution), collectively.

ALC was a finance company headquartered in Mobile, Alabama. The Bank will continue to manage the remaining loans from ALC’s portfolio, which totaled $10.5 million as of December 31, 2023, through final resolution. FUSB Reinsurance was designed to reinsure certain insurance policies sold to the Bank's and ALC's consumer loan customers.

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

Human Capital Resources

Bancshares has no employees, other than the executive officers discussed in the information incorporated by reference in Part III, Item 10 of this report. As of December 31, 2023, the Bank had 153 full-time equivalent employees. None of our employees are party to a collective bargaining agreement. Management believes that the Company’s employee relations are satisfactory.

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

As of December 31, 2023, 79% of our workforce was comprised of females, and 19% of our workforce was comprised of individuals who are racially or ethnically diverse. Our Board of Directors includes three females and one racially or ethnically diverse member (representing 36% of Directors). Women and individuals who are racially or ethnically diverse represent 21% of our senior management team, which includes our executive officers.

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

The Dodd-Frank Act requires the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve and the Office of Comptroller of the Currency also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2023, these rules have not been implemented.

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

In June 2023, in response to the increased risk relating to commercial real estate loans, the federal banking agencies issued a final Interagency Policy Statement on Prudent Commercial Real Estate Loan Accommodations and Workouts. The new policy statement updates, expands on and supersedes existing guidance from 2009. Most notably, it (i) adds a new discussion of short-term loan accommodations, (ii) expands guidance regarding the evaluation and assessment of guarantors to also encompass loan sponsors, (iii) incorporates information about changes to accounting principles since 2009, and (iv) updates and expands the illustrative examples of commercial real estate loan workouts. Furthermore, on December 18, 2023, the FDIC issued an advisory on Managing Commercial Real Estate Concentrations in a Challenging Economic Environment, which conveys certain key risk management practices for FDIC-supervised institutions to consider in managing commercial real estate loan concentrations in the current economic environment.

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

In July 2023, the federal banking regulators proposed revisions to the Basel III Capital Rules to implement the Basel Committee’s 2017 standards and make other changes to the Basel III Capital Rules. The proposal introduces revised credit risk, equity risk, operational risk, credit valuation adjustment risk and market risk requirements, among other changes. However, the revised capital requirements of the proposed rule would not apply to the Company or the Bank because they have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements.

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

As of December 31, 2023, the Bank was “well-capitalized” under the prompt corrective action rules. This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be, and should not be, interpreted as a representation of our overall financial condition or prospects.

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

On October 24, 2023, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency (the “OCC”) issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank,” and banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

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

In July 2023, the SEC adopted amendments to its rules to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incident reporting by public companies that are subject to the reporting requirements of the Exchange Act. Specifically, the amendments require current reporting about material cybersecurity incidents, periodic disclosures about a registrant’s policies and procedures to identify and manage cybersecurity risk, management’s role in implementing cybersecurity policies and procedures, management's cybersecurity expertise, if any, and the board of directors' oversight of cybersecurity risk. Additionally, the rules require registrants to provide updates about previously reported cybersecurity incidents in their periodic reports.

On October 19, 2023, the Consumer Financial Protection Bureau ("CFPB") announced a proposed rule to adopt a regulation regarding personal financial data rights that is designed to promote “open banking.” If enacted as proposed, the regulation would require, among other things, that data providers, including any financial institution, make available to consumers and certain authorized third parties upon request certain covered transaction, account and payment information.

On October 30, 2023, the current Presidential Administration issued an Executive Order on Safe, Secure and Trustworthy Development and Use of AI, emphasizing the need for transparency, accountability and fairness in the development and use of AI. The order seeks to balance innovation with addressing risks associated with AI by providing eight guiding principles and priorities, such as ensuring that consumers are protected from fraud, discrimination and privacy risks related to AI. The Executive Order also requires certain federal agencies, including the CFPB, to address potential discrimination in the housing and consumer financial markets relating to the use by financial institutions of AI technologies. Prior to the issuance of the Executive Order, the CFPB published a report addressing the use by financial institutions of AI chatbots in the provision of financial products and services, which report also highlighted the limitations and various risks posed by such activity. States have also started to regulate the use of AI technologies. For example, the California Privacy Protection Agency ("CCPA") is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision making.

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

In addition, the Dodd-Frank Act created the CFPB, an independent bureau with broad authority to regulate the consumer finance industry, including regulated financial institutions, non-banks and others involved in extending credit to consumers. The CFPB has authority through rulemaking, orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer financial laws. Although the CFPB has the power to interpret, administer and enforce federal consumer financial laws, the Dodd-Frank Act provides that the federal banking regulatory agencies continue to have examination and enforcement powers over the financial institutions that they supervise relating to the matters within the jurisdiction of the CFPB if the supervised institutions have less than $10 billion in assets. Even so, the CFPB has adopted a number of rules that impact our lending practices, including, among other things, (1) requiring financial institutions to make a “reasonable and good faith determination” that a consumer has a “reasonable ability” to repay a residential mortgage loan before making such a loan, (2) requiring sponsors of asset-backed securities to retain at least 5% of the credit risk of the assets underlying the securities (and generally prohibiting sponsors from transferring or hedging that credit risk), and (3) imposing a number of new and enhanced requirements on the mortgage servicing industry, including rules regarding communications with borrowers, maintenance of customer account records, procedures for responding to written borrower requests and complaints of errors, servicing delinquent loans, and conducting foreclosure proceedings, among other measures.

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
•
Electronic Fund Transfer Act and Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
•
Rules and regulations of the various agencies charged with the responsibility of implementing these laws.

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

As a lender, we are exposed to the risk that customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans. Our credit risk with respect to our real estate and construction loan portfolio relates principally to the creditworthiness of individuals and the value of the real estate serving as security for the repayment of loans, and the credit risk with respect to our commercial and consumer loan portfolio relates principally to the general creditworthiness of businesses and individuals within the local markets in which we operate. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for potential credit losses based on a number of factors. We believe that our allowance for credit losses is adequate. However, if estimates, assumptions or judgments used in calculating this allowance are incorrect, the allowance for credit losses may not be sufficient to cover our actual loan losses. Deterioration of economic conditions affecting borrowers, new information regarding existing loans, inaccurate management assumptions, identification of additional problem loans and other factors, both within and outside of our control, may result in higher levels of nonperforming assets and charge-offs and loan losses in excess of our current allowance for credit losses, requiring us to make material additions to our allowance for credit losses, which could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. The actual amount of future provisions for credit losses cannot be determined at this time and may vary from the amounts of past provisions. In addition, banking regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further charge-offs if the regulators’ judgments are different than those of our management. Material additions to the allowance could materially decrease our net income.

CRE lending may expose us to increased lending risks.

Our policy generally has been to originate CRE loans primarily in the states in which the Bank operates. At December 31, 2023, CRE loans, including owner occupied, investor, and real estate construction loans, totaled $301.7 million or 36.7%, of our total loan portfolio. As a result of our growth in this portfolio over the past several years and planned future growth, these loans require more ongoing evaluation and monitoring and we are implementing enhanced risk management policies, procedures and controls. CRE loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by CRE often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, CRE markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. However, CRE markets have been facing downward pressure since 2022 due in large part to increasing interest rates and declining property values. Accordingly, the federal banking agencies have expressed concerns about weaknesses in the current CRE market and have applied increased regulatory scrutiny to institutions with CRE loan portfolios that are fast growing or large relative to the institutions' total capital. To address supervisory expectations with respect to financial institutions' handling of CRE borrowers who are experiencing financial difficulty, in June of 2023, the federal banking agencies, including the OCC, issued an interagency policy statement addressing prudent CRE loan accommodations and workouts. Our failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio. At December 31, 2023, nonaccrual CRE loans totaled $1.3 million, or less than 1% of our total portfolio of CRE loans.

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

Our business and operations, which primarily consist of banking activities, including lending money to customers in the form of loans and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the United States generally, and in our local markets in particular. If economic conditions in the United States or any of our local markets weaken, our growth and profitability from our operations could be constrained. The current economic environment is characterized by high inflation levels and interest rates. These conditions impact our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of delinquencies, defaults and charge-offs, additional provisions for loan losses, a decline in the value of our collateral, and an overall material adverse effect on the quality of our loan portfolio. Additionally, national financial markets may be adversely affected by sustained high levels of inflation, the current or anticipated impact of military conflict, including the current conflicts in the Middle East and Ukraine, terrorism, and other geopolitical events.

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

Fiscal challenges facing the U.S. government could negatively impact financial markets which in turn could have an adverse effect on our financial position or results of operations.

Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government’s debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, S&P lowered its long-term sovereign credit rating on the U.S. from AAA to AA+. In 2023, Congress narrowly averted two separate government shutdowns by passing continuing resolutions. In part due to repeated debt-limit political standoffs and last-minute resolutions, in 2023 a rating agency downgraded the U.S. long-term foreign-currency issuer default rating to AA+ from AAA. A further downgrade, or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational disruption; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such material risks.

To identify and assess material risks from cybersecurity threats, our enterprise risk management program considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment process. Our enterprise risk professionals collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations. We employ a range of tools and services, providing multiple layers of security, to inform our professionals’ risk identification and assessment.

We also have a cybersecurity specific risk assessment process, which helps identify our cybersecurity threat risks by comparing our processes to standards set by the Federal Financial Institutions Examination Council's (“FFIEC”), the National Institute of Standards and Technology (“NIST”), and other agencies providing guidance in this area, as well as by engaging experts to attempt to infiltrate our information systems, as such term is defined in Item 106(a) of Regulation S-K.

Our cybersecurity program includes controls designed to identify, protect against, detect, respond to and recover from cybersecurity incidents (as such term is defined in Item 106(a) of Regulation S-K), and to provide for the availability of critical data and systems and to maintain regulatory compliance. These controls include the following activities:

•
conduct annual customer data handling and use requirements training for our employees;
•
conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;
•
conduct regular phishing email simulations for employees with access to corporate email systems to enhance awareness and responsiveness to such possible threats;
•
through policy, practice and contract (as applicable) require employees, as well as third-parties who provide services on our behalf, to treat customer information and data with care;
•
run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;
•
utilize an incident handling framework to help us identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident;
•
maintain multiple layers of controls, including embedding security into our technology investments;
•
carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident; and
•
external reviews of our cybersecurity position to help ensure adherence to best practices and validate risk assessments and response plans.

We perform periodic internal and third-party assessments to test our cybersecurity controls and regularly evaluate our policies and procedures surrounding our handling and control of personal data and the systems we have in place to help protect us from cybersecurity or personal data breaches, and we perform periodic internal and third-party assessments to test our controls and to help us identify areas for continued focus, improvement, and/or compliance.

We have established a cybersecurity risk management process that includes internal reporting of significant cybersecurity risk to our Information Technology Steering Committee of the Board of Directors of the Bank at least quarterly. In addition, our incident response plan coordinates the activities we take to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our enterprise risk management program, as well as our cybersecurity-specific risk identification program, both of which are discussed above. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and monitor cybersecurity threat risks identified through such diligence.

As a regulated financial institution, the Company is also subject to financial privacy laws and its cybersecurity practices are subject to oversight by the federal banking agencies. For additional information, see “Supervision and Regulation – Privacy of Customer Information and “– Cybersecurity” included in Part I. Item 1 – Business of this report.

Although the Company has not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity threat or incident that materially affected its business strategy, results of operations or financial condition, there can be no guarantee that the Company will not experience such an incident in the future. For additional information regarding the risk the Company faces from cybersecurity threats, please see the risk factors titled “We use information technology in our operations and offer online banking services to our customers, and unauthorized access to our customers’ confidential or proprietary information as a result of a cyber-attack or otherwise could expose us to reputational harm and litigation and adversely affect our ability to attract and retain customers” and “We depend on outside third parties for the processing and handling of our records and data, which exposes us to additional risk for cybersecurity breaches and regulatory action.” included in Part I. Item 1A. – Risk Factors of this report.

Cybersecurity Governance

Cybersecurity is an important part of our enterprise risk management program and an area of increasing focus for our Board and management. Our Information Technology Steering Committee of the Board of Directors of the Bank, which then reports to the entire Board, is responsible for the oversight of risks from cybersecurity threats. At least quarterly, the Information Technology Steering Committee receives an overview from management of our cybersecurity threat risk management process and strategy covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the Information Technology Steering Committee generally receives materials, including materials indicating current and emerging material cybersecurity threat risks and describing the Company’s ability to mitigate those risks, and discusses such matters with our Chief Information Officer, Information Security Officer, and other staff as needed.

Members of the Information Technology Steering Committee, and other members of the Board, are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management process. Material cybersecurity threat risks are also considered during separate Board meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters.

Our cybersecurity risk management process, which is discussed in greater detail above, is led by our Chief Information Officer, Information Security Officer, Chief Risk Officer, and other staff as needed. Such individuals have collectively over 90 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and safeguarding corporate and customer information.

These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management process described above, including the operation of our incident response plan. As discussed above, these members of management report to the Information Technology Steering Committee about cybersecurity threat risks, among other cybersecurity related matters, at least quarterly. A summary report is provided to the full Board of Directors at least annually.

Item 2. Properties.

With the exception of its offices located in Knoxville and Powell, Tennessee, and Mobile, Alabama, which are leased, the Bank owns all of its offices, including its executive offices, without encumbrances. Bancshares does not separately own any property, and to the extent that its activities require the use of physical office facilities, such activities are conducted at the offices of the Bank. We believe that our properties are sufficient for our operations at the current time.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bancshares’ common stock is listed on the Nasdaq Capital Market under the symbol “FUSB.” Prior to our name change on October 11, 2016, our common stock was listed on the Nasdaq Capital Market under the symbol “USBI.” As of March 6, 2024, there were approximately 634 record holders of Bancshares’ common stock (excluding any participants in any clearing agency and “street name” holders).

Bancshares declared total dividends of $0.20 per common share and $0.14 per common share during the years ended December 31, 2023 and 2022, respectively. Bancshares expects to continue to pay comparable cash dividends in the future, subject to the results of operations of Bancshares and the Bank, legal and regulatory requirements and potential limitations imposed by financial covenants with third parties. See Note 14, "Shareholders' Equity," in the consolidated financial statements for additional information on dividend restrictions.

Share Repurchases

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the fourth quarter of 2023.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
October 1-31, 2023	1,043	$8.70	—	596,813
November 1-30, 2023	111	$9.03	—	596,813
December 1-31, 2023	137,575	$10.34	137,500	459,313
Total	138,729	$10.33	137,500	459,313
(1)
1,229 shares were purchased in open-market transactions by an independent trustee for Bancshares' 401(k) Plan during the fourth quarter of 2023.
(2)
137,500 shares were repurchased during the fourth quarter pursuant to Bancshares’ publicly announced share repurchase program, which was initially approved by the Board of Directors on January 19, 2006 and authorized the repurchase of up to 642,785 shares of common stock. In December 2019 and April 2021, the Board approved the repurchase of additional shares of common stock under the share repurchase program, and the Board has periodically extended the expiration date of the program, most recently to December 31, 2024. As of December 31, 2023, Bancshares was authorized to repurchase up to 459,313 shares of common stock under the share repurchase program.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

Item 6. Reserved

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the “Selected Financial Data” and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, and our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under Item 1A “Risk Factors” and elsewhere in this Annual Report.

Selected Financial Data

The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the consolidated financial statements and related notes, appearing elsewhere herein.

	Year Ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in Thousands, except Per Share Amounts)
Results of Operations:
Interest income	$52,806	$41,197	$39,921	$40,377	$43,588
Interest expense	15,456	4,256	2,950	4,611	6,646
Net interest income	37,350	36,941	36,971	35,766	36,942
Provision for credit losses	319	3,308	2,010	2,945	2,714
Non-interest income	3,381	3,451	3,521	5,010	5,366
Non-interest expense	29,141	28,072	32,756	34,299	33,782
Income before income taxes	11,271	9,012	5,726	3,532	5,812
Provision for income taxes	2,786	2,148	1,275	825	1,246
Net income	$8,485	$6,864	$4,451	$2,707	$4,566
Per Share Data:
Basic net income per share	$1.42	$1.13	$0.70	$0.43	$0.71
Diluted net income per share	$1.33	$1.06	$0.66	$0.40	$0.67
Dividends per share	$0.20	$0.14	$0.12	$0.12	$0.09
Common stock price - High	$10.44	$12.00	$12.50	$12.00	$11.93
Common stock price - Low	$6.54	$6.46	$7.54	$5.18	$7.60
Period end price per share	$10.31	$8.68	$10.57	$9.02	$11.61
Period end shares outstanding (in thousands)	5,735	5,812	6,172	6,177	6,158
Period-End Balance Sheet:
Total assets	$1,072,940	$994,667	$958,302	$890,511	$788,738
Total loans	821,791	773,873	708,350	645,844	551,005
Allowance for credit losses on loans	10,507	9,422	8,320	7,470	5,762
Investment securities, net	136,669	132,657	134,319	91,422	108,356
Total deposits	950,191	870,025	838,126	782,212	683,662
Short-term borrowings	10,000	20,038	10,046	10,017	10,025
Long-term borrowings	10,799	10,726	10,653	—	—
Total shareholders’ equity	90,593	85,135	90,064	86,678	84,748
Book value	15.80	14.65	14.59	14.03	13.76
Performance Ratios:
Total loans to deposits	86.5%	88.9%	84.5%	82.6%	80.6%
Net interest margin	3.87%	4.07%	4.23%	4.69%	5.18%
Return on average assets	0.82%	0.70%	0.47%	0.32%	0.58%
Return on average equity	9.88%	7.99%	5.01%	3.17%	5.51%
Asset Quality:
Allowance for credit losses as % of loans	1.28%	1.22%	1.17%	1.16%	1.05%
Nonperforming assets as % of loans and other real estate	0.37%	0.30%	0.59%	0.62%	0.87%
Nonperforming assets as % of total assets	0.28%	0.24%	0.43%	0.45%	0.61%
Net charge-offs as a % of average loans	0.14%	0.30%	0.16%	0.21%	0.38%
Capital Adequacy:
Common equity tier 1 risk-based capital ratio	10.88%	11.07%	11.36%	11.78%	12.78%
Tier 1 risk-based capital ratio	10.88%	11.07%	11.36%	11.78%	12.78%
Total risk-based capital ratio	12.11%	12.19%	12.44%	12.92%	13.77%
Tier 1 leverage ratio	9.36%	9.39%	9.17%	8.98%	9.61%

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares” and, together with its subsidiary, the “Company”), is a bank holding company formed in 1983 registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancshares operates one banking subsidiary, First US Bank, an Alabama banking corporation (the “Bank”). Prior to its name change on October 11, 2016, Bancshares was known as United Security Bancshares, Inc. Bancshares and the Bank are headquartered in Birmingham, Alabama.

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

Previously, the Bank had two wholly owned subsidiaries: Acceptance Loan Company, Inc., an Alabama corporation (“ALC”), and FUSB Reinsurance, Inc., an Arizona corporation (“FUSB Reinsurance”). Both ALC and FUSB Reinsurance were dissolved in 2023, after all remaining assets and liabilities of these entities were transferred to the Bank. As used herein, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer to Bancshares and the Bank, as well as ALC and FUSB Reinsurance (for periods prior to their dissolution), collectively.

ALC was a finance company headquartered in Mobile, Alabama. The Bank will continue to manage the remaining loans from ALC’s portfolio, which totaled $10.5 million as of December 31, 2023, through final resolution. FUSB Reinsurance was designed to reinsure certain insurance policies sold to the Bank's and ALC's consumer loan customers.

The following discussion and financial information are presented to aid in an understanding of the Company’s consolidated financial position, changes in financial position, results of operations and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto included herein. The emphasis of the discussion is on the years 2023 and 2022. All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

RECENT MARKET CONDITIONS

During 2023, the banking industry was impacted by significant volatility due both to notable banking failures that began during the first quarter of 2023, as well as ongoing increases in interest rates. The interest rate environment generally led to contraction of net interest margin throughout the industry. While inflation in 2023 eased from 40-year highs that were reached during 2022, it remained elevated over the Federal Reserve Bank's ("FRB") long run target. In its effort to reduce inflation, the FRB raised the target federal funds rate by 525 basis points between March 2022 and July 2023. As of December 31, 2023, the target federal funds rate was in a range of 5.25% to 5.50%.

Economic activity generally improved in 2023 compared to 2022; however, as the year closed, significant uncertainty continued to exist related to the potential impact of geopolitical developments (including conflicts in Ukraine and the Middle East), ongoing supply chain disruption, continued higher pricing levels in certain sectors, and the weight of ongoing growth in fiscal deficit levels in the United States. In addition, as of December 31, 2023, the treasury curve (comparing the 10-year treasury to the 2-year treasury) had remained inverted for approximately 18 months. Inversion of the yield curve is commonly considered a leading indicator of economic recession. Furthermore, while inflation remained elevated, unemployment levels in the United States remained low throughout 2023. This has generally caused increased workforce competition resulting in increased labor costs in many industries.

This environment has led to increased competitive pressures in a number of areas within the banking industry, but in particular, with respect to deposit pricing. Due to pricing pressures, compression of net interest margin occurred throughout the industry in 2023, and impacted the Company. The ultimate impact that competitive pressures around deposit pricing and other economic factors will have cannot be predicted with certainty. If the rate of inflation remains elevated or accelerates, the Company’s operations could be impacted by, among other things, accelerating costs of goods and services, including the costs of salaries and benefits. Additionally, the Company’s borrowers could be negatively impacted by rising expense levels, leading to deterioration of credit quality and/or reductions in the Company’s lending activity.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general banking practices. The estimates include accounting for the allowance for credit losses, goodwill and other intangible assets, other real estate owned, valuation of deferred tax assets and fair value measurements.

Allowance for Credit Losses on Loans and Leases

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

Management estimates the allowance by using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses. Adjustments to historical loss information are made for differences in loan-specific risk characteristics such as changes in economic and business conditions, underwriting standards, portfolio mix, and delinquency level. Considerations related to environmental conditions include reasonable and supportable current and forecasted data related to economic factors such as inflation, unemployment levels, and interest rates.

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

Allowance for Credit Losses on Unfunded Lending Commitments

Off-balance sheet credit exposures include unfunded lending commitments that represent unconditional commitments of the Company to lend to a borrower. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The following categories of off-balance sheet credit exposures have been identified: unfunded loan commitments, standby letters of credit, and financial guarantees (collectively, “unfunded lending commitments”). The allowance for credit losses on unfunded lending commitments is included in other liabilities on the Company’s consolidated balance sheet and is adjusted through the provision for (recovery of) credit losses. The estimate may include consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded, as well as reasonable practical expedients or industry practices to assist in the evaluation of estimated funding amounts.

Allowance for Credit Losses on Investment Securities Held-to-Maturity

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

Allowance for Credit Losses on Investment Securities Available-for-Sale

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

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of cost over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is determined to have an indefinite useful life and is not amortized, but is tested for impairment at least annually or more frequently if events or circumstances exist that indicate that a goodwill impairment test should be performed. The Company performs its annual goodwill impairment test as of October 1. Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value. In testing goodwill for impairment, U.S. GAAP permits the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In this qualitative assessment, the Company evaluates events and circumstances that may include, but are not limited to, the general economic environment, banking industry and market conditions, the overall financial performance of the Company, the performance of the Company’s common stock, the key financial performance metrics of the Company’s reporting units and events affecting the reporting units to determine if it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If the quantitative impairment test is required or the decision to bypass the qualitative assessment is elected, the Company performs the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. A recognized impairment loss cannot be reversed in future periods even if the fair value of the reporting unit subsequently recovers. Goodwill impairment was neither indicated nor recorded during the years ended December 31, 2023 or 2022. As of October 1, 2023, the date of our most recent impairment test, the Bank reporting unit had a fair value that was in excess of its carrying value. Variability in the market and changes in assumptions or subjective measurements used to estimate fair value are reasonably possible and may have a material impact on our consolidated financial statements or results of operations.

Other intangible assets consist of core deposit intangible assets arising from acquisitions. Core deposit intangible assets have definite useful lives and are amortized on an accelerated basis over their estimated useful lives. The Company’s core deposit intangibles have estimated useful lives of seven years. Intangible assets are evaluated for impairment whenever events or circumstances exist that indicate that the carrying amount should be reevaluated. As of December 31, 2023, the Company had $0.2 million in other intangible assets, and there was no indication of impairment.

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

Deferred Tax Asset Valuation

Income tax expense and current and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. Deferred tax assets may also arise from the carryforward of operating loss or tax credit carryforwards as allowed by applicable federal or state tax jurisdictions. In addition, there may be transactions and calculations for which the ultimate tax outcomes are uncertain and the Company’s tax returns are subject to audit by various tax authorities. Although we believe that estimates related to income taxes are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in the consolidated financial statements. In evaluating the ability to recover deferred tax assets in the tax jurisdictions from which they arise, management considers all available positive and negative evidence, including the Company’s historical earnings and, in particular, the results of recent operations, expected reversals of temporary differences, the ability to utilize tax planning strategies and the expiration dates of any operating loss and tax credit carryforwards. A valuation allowance is recognized for a deferred tax asset if, based on the weight of all available evidence, it is more likely than not that some portion of or the entire deferred tax asset will not be realized. The assumptions about the amount of future taxable income require the use of significant judgment and are consistent with the plans and estimates that management uses in the underlying business. At this time, management considers it to be more likely than not that the Company will have sufficient taxable income in the future to allow all deferred tax assets to be realized. Accordingly, a valuation allowance was not established for deferred tax assets as of either December 31, 2023 or 2022.

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

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurable uncertainties as those discussed above, are nevertheless important to an understanding of the consolidated financial statements. Policies related to the right of use asset and lease liability, revenue recognition, and long-lived assets require difficult judgments on complex matters that are often subject to multiple and recent changes in the authoritative guidance. Certain of these matters are among topics currently under re-examination by accounting standard setters and regulators. Specific conclusions have not been reached by these standard setters, and outcomes cannot be predicted with confidence. See Note 2, “Summary of Significant Accounting Policies,” in the consolidated financial statements, which discusses accounting policies that we have selected from acceptable alternatives.

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

During the fourth quarter of 2023, the Company transferred all remaining assets and liabilities of ALC to the Bank via intercompany transactions. On December 29, 2023, ALC was dissolved as a legal entity. The Bank will continue to manage the remaining loans from ALC’s portfolio, which totaled $10.5 million as of December 31, 2023, through final resolution.

Financial Highlights

For the year ended December 31, 2023, the Company earned net income of $8.5 million, or $1.33 per diluted common share, compared to net income of $6.9 million, or $1.06 per diluted common share, for the year ended December 31, 2022.

Summarized condensed consolidated statements of operations are included below for the years ended December 31, 2023 and 2022, respectively.

	Year Ended December 31,
	2023	2022
	(Dollars in Thousands)
Interest income	$52,806	$41,197
Interest expense	15,456	4,256
Net interest income	37,350	36,941
Provision for credit losses	319	3,308
Net interest income after provision for credit losses	37,031	33,633
Non-interest income	3,381	3,451
Non-interest expense	29,141	28,072
Income before income taxes	11,271	9,012
Provision for income taxes	2,786	2,148
Net income	$8,485	$6,864
Basic net income per share	$1.42	$1.13
Diluted net income per share	$1.33	$1.06
Dividends per share	$0.20	$0.14

The discussion that follows summarizes the most significant activity that impacted changes in the Company’s operations during 2023 as compared to 2022, as well as significant changes in the Company’s balance sheet comparing December 31, 2023 to December 31, 2022.

Net Interest Income and Margin

Net interest income increased by $0.4 million, or 1.1%, comparing the year ended December 31, 2023 to the year ended December 31, 2022. The increase was primarily attributable to growth in loans which averaged $795.4 million during the year ended December 31, 2023, compared to $724.6 million during the year ended December 31, 2022. The average rate on earning assets totaled 5.47% for the year ended December 31, 2023, compared to 4.53% for the year ended December 31, 2022.

While yields on earning assets increased in 2023, rates on interest-bearing liabilities increased at a faster pace, causing margin compression. Net interest margin was 3.87% for the year ended December 31, 2023, compared to 4.07% for the year ended December 31, 2022. The Company’s total funding costs, including the cost of interest and non-interest bearing deposits, as well as borrowings, increased to 1.65% during the year ended December 31, 2023, compared to 0.48% during the year ended December 31, 2022.

Provision for Credit Losses

The provision for credit losses was $0.3 million for the year ended December 31, 2023, compared to $3.3 million during the year ended December 31, 2022. The reduction resulted primarily from reduced charge-off levels comparing the two periods, mostly related to legacy ALC loans which continued to reduce following implementation of the cessation of business strategy. The Company’s net charge-offs totaled $1.1 million in 2023, compared to $2.2 million in 2022. The reduction included a decrease of $1.7 million in net charge-offs associated with ALC’s portfolio, partially offset by an increase of $0.6 million in net charge-offs associated with the indirect consumer portfolio. The Company’s net charge-offs as a percentage of average loans totaled 0.14% during the year ended December 31, 2023, compared to 0.30% during the year ended December 31, 2022. As of December 31, 2023, the Company’s allowance for credit losses on loans as a percentage of total loans was 1.28%, compared to 1.22% as of December 31, 2022. The allowance in 2023 was calculated under the current expected credit loss (CECL) accounting model which was adopted by the Company effective January 1, 2023.

Non-interest Income

Non-interest income totaled $3.4 million and $3.5 million for the years ended December 31, 2023 and 2022, respectively. The modest reduction in non-interest income resulted from gains on the sale of premises and equipment that occurred in 2022 but were not repeated in 2023.

Non-interest Expense

Non-interest expense increased to $29.1 million for the year ended December 31, 2023, compared to $28.1 million for the year ended December 31, 2022. Approximately $0.4 million of the increase resulted from nonrecurring gains on the sale of OREO properties that reduced other real estate expense in 2022 but were not repeated in 2023. In addition, regulatory assessments from the FDIC and state banking authorities increased by approximately $0.3 million and the Bank experienced an increase in check fraud of approximately $0.2 million, comparing 2023 to 2022.

Total Assets

As of December 31, 2023, the Company's assets totaled $1,072.9 million, compared to $994.7 million as of December 31, 2022, an increase of 7.9%, primarily due to the loan and deposit growth described below.

Loans

Total loans increased by $47.9 million, or 6.2%, as of December 31, 2023, compared to December 31, 2022. Loan volume increases during 2023 were driven primarily by growth in indirect consumer loans, commercial construction loans, and non-farm non-residential real estate loans. Growth in indirect consumer lending was consistent with continued demand for the products collateralized through the Company's indirect program, including recreational vehicles, campers, boats, horse trailers and cargo trailers. The increase in commercial construction lending (construction, land development and other land loans) was primarily attributable to continued growth in construction fundings on multi-family residential projects. The loan growth during 2023 was partially offset by decreases in the residential real estate (including 1-4 family and multi-family) and commercial and industrial categories, as well as the direct consumer and branch retail consumer categories. Loans in the direct consumer and branch retail categories were expected to decrease as they comprise the majority of ALC’s remaining loan balances.

Asset Quality

Nonperforming assets, including loans in non-accrual status and OREO, totaled $3.0 million as of December 31, 2023 compared to $2.3 million as of December 31, 2022. The increase in nonperforming assets resulted primarily from one commercial real estate loan that moved into nonaccrual status during the third quarter of 2023. As a percentage of total assets, nonperforming assets totaled 0.28% as of December 31, 2023, compared to 0.24% as of December 31, 2022. Non-accrual loans as a percentage of total loans were 0.29% as of December 31, 2023, compared to 0.21% as of December 31, 2022. OREO totaled $0.6 million and 0.7 million as of December 31, 2023 and 2022, respectively.

Deposit Growth

Deposits totaled $950.2 million as of December 31, 2023, compared to $870.0 million as of December 31, 2022. The growth in 2023 included an increase of $96.4 million in interest-bearing deposits, partially offset by a decrease of $16.2 million in noninterest-bearing deposits. The shift to interest-bearing deposits is consistent with deposit holders seeking to maximize interest earnings on their accounts amid the rising interest rate environment. The deposit growth in 2023 included growth of $20.2 million in wholesale brokered deposits that were acquired in order to further enhance the Company’s liquidity position following the bank failures that began during the first quarter of 2023. As of December 31, 2023, core deposits, which exclude time deposits of $250 thousand or more and all brokered deposits, totaled $819.5 million, or 86.2% of total deposits, compared to $778.1 million, or 89.4% of total deposits, as of December 31, 2022.

Deployment of Funds

Management seeks to deploy earning assets in an efficient manner to maximize net interest income while maintaining appropriate levels of liquidity to protect the safety and soundness of the organization. Management’s decisions during 2023, particularly following the bank failures that occurred, were focused on maintaining the Company’s strong liquidity position. As part of this focus, management elected to hold higher levels of cash and cash equivalents. Cash and cash equivalents totaled $50.3 million as of December 31, 2023, compared to $30.2 million as of December 31, 2022. Investment securities, including both the available-for-sale and held-to-maturity portfolios, totaled $136.7 million as of December 31, 2023, compared to $132.7 million as of December 31, 2022. The expected average life of securities in the investment portfolio was 3.9 years as of December 31, 2023, compared to 3.5 years as of December 31, 2022. Management will continue to evaluate opportunities to invest excess cash balances within the context of anticipated loan and deposit growth and current liquidity needs.

Shareholders’ Equity

Shareholders’ equity increased by $5.5 million, or 6.4%, as of December 31, 2023, compared to December 31, 2022. The increase in shareholders’ equity resulted from increased earnings, net of dividends paid, combined with valuation increases in the Company’s available-for-sale investment portfolio that reduced accumulated other comprehensive loss. The increase in shareholders’ equity during the year was partially offset by the CECL transition adjustment, which reduced retained earnings by $1.8 million, net of tax, as well as a decrease of $1.4 million associated with share repurchases.

Cash Dividends

The Company declared cash dividends totaling $0.20 per share on its common stock during 2023, compared to cash dividends totaling $0.14 per share on its common stock during 2022.

Share Repurchases

During 2023, the Company completed share repurchases totaling 137,500 shares of its common stock at a weighted average price of $10.34 per share. The share repurchases were completed under the Company’s existing share repurchase program, which was amended in each of December 2019 and April 2021 to allow the repurchase of additional shares, and the Company's Board of Directors has periodically extended the expiration date of the program, most recently to December 31, 2024. As of December 31, 2023, a total of 459,313 shares remained available for repurchase under the program.

Regulatory Capital

During 2023, the Bank continued to maintain capital ratios at higher levels than required to be considered a “well-capitalized” institution under applicable banking regulations. As of December 31, 2023, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 10.88%. Its total capital ratio was 12.11%, and its Tier 1 leverage ratio was 9.36%.

Liquidity

As of December 31, 2023, the Company continued to maintain excess funding capacity sufficient to provide adequate liquidity for loan growth, capital expenditures and ongoing operations. The Company benefits from a strong core deposit base, a liquid investment securities portfolio and access to funding from a variety of sources, including federal funds lines, FHLB advances, brokered deposits, and funding capacity with the FRB. In response to heightened liquidity concerns in the banking industry, during 2023 management undertook measures designed to enhance the Company’s liquidity position. These procedures included holding higher levels of on-balance sheet cash, as well as enhancing the availability of off-balance sheet borrowing capacity. As part of these efforts, during the third quarter of 2023, the Company completed the establishment of additional borrowing capacity through the FRB's discount window, primarily via the pledging of the majority of the Company’s indirect loan portfolio as collateral. Due to these efforts, the Company’s immediate borrowing capacity based on collateral pledged through the discount window increased to $161.7 million as of December 31, 2023, compared to $1.2 million as of December 31, 2022.

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

The following table shows the average balances of each principal category of assets, liabilities and shareholders’ equity for the years ended December 31, 2023 and 2022. Additionally, the table provides an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Year Ended December 31,
	2023			2022
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Total loans (1)	$795,446	$47,749	6.00%	$724,639	$38,015	5.25%
Taxable investment securities	127,653	2,858	2.24%	141,283	2,632	1.86%
Tax-exempt investment securities	1,042	13	1.25%	2,342	36	1.54%
Federal Home Loan Bank stock	1,264	93	7.36%	1,247	53	4.25%
Federal funds sold	1,841	95	5.16%	584	22	3.77%
Interest-bearing deposits in banks	38,111	1,998	5.24%	38,379	439	1.14%
Total interest-earning assets	965,357	52,806	5.47%	908,474	41,197	4.53%

Noninterest-earning assets	63,765			65,855
Total	$1,029,122			$974,329

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$212,010	$777	0.37%	$246,124	$638	0.26%
Savings deposits	229,238	5,007	2.18%	208,672	1,204	0.58%
Time deposits	305,848	8,566	2.80%	212,591	1,540	0.72%
Total interest-bearing deposits	747,096	14,350	1.92%	667,387	3,382	0.51%
Noninterest-bearing demand deposits	160,598	—	—	182,032	—	—
Total deposits	907,694	14,350	1.58%	849,419	3,382	0.40%
Borrowings	26,252	1,106	4.21%	30,048	874	2.91%
Total funding costs	933,946	15,456	1.65%	879,467	4,256	0.48%

Other noninterest-bearing liabilities	9,302			8,977
Shareholders’ equity	85,874			85,885
Total	$1,029,122			$974,329
Net interest income (2)		$37,350			$36,941
Net interest margin			3.87%			4.07%

(1) For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. Non-accruing loans averaged $1.7 million and $1.8 million for the years ended December 31, 2023 and 2022, respectively.

(2) Loan fees are included in the interest amounts presented. Loan fees totaled $0.6 million and $0.9 million for the years ended December 31, 2023 and December 31, 2022, respectively.

The following table summarizes the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	2023 Compared to 2022 Increase (Decrease) Due to Change In:			2022 Compared to 2021 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$3,715	$6,019	$9,734	$2,212	$(2,426)	$(214)
Taxable investment securities	(254)	480	226	479	650	1,129
Tax-exempt investment securities	(20)	(3)	(23)	(18)	(6)	(24)
Federal Home Loan Bank stock	1	39	40	12	7	19
Federal funds sold	47	26	73	0	22	22
Interest-bearing deposits in banks	(3)	1,562	1,559	(48)	392	344
Total interest-earning assets	3,486	8,123	11,609	2,637	(1,361)	1,276
Interest expense on:
Demand deposits	(88)	227	139	24	61	85
Savings deposits	119	3,684	3,803	46	559	605
Time deposits	676	6,350	7,026	(93)	116	23
Borrowings	(110)	342	232	344	249	593
Total interest-bearing liabilities	597	10,603	11,200	321	985	1,306
Increase (decrease) in net interest income	$2,889	$(2,480)	$409	$2,316	$(2,346)	$(30)

Note: Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates.

Interest income increased by $11.6 million, comparing the 2023 to 2022. Of the increase, $8.1 million was attributable to higher average yields on interest-earning assets, while $3.5 million was attributable to growth in average loan volume comparing the two periods. The increase in average yield was attributable to the rise in market interest rates that began in 2022 and continued in 2023. The increase in interest income associated with loan volume increases was attributable to loan growth during 2023 of $47.9 million, or 6.2%.

The increase in interest income was mostly offset by an increase in interest expense of $11.2 million, comparing 2023 to 2022. Of the increase, $10.6 million was attributable to the rise in market interest rates, while $0.6 million was attributable to growth in interest-bearing liabilities, primarily time deposits. During the latter half of 2022 and throughout 2023, the Company focused a portion of its deposit marketing efforts on growth in time deposits of various maturities in an effort to increase the predictability of funding cash flows. Additionally in 2023, the Company utilized wholesale brokered deposits to a larger extent in order to enhance the Company’s on-balance sheet liquidity position. Efforts to enhance the Company’s on-balance sheet liquidity were taken primarily as precautionary measures in the wake of liquidity events that impacted the banking industry during 2023.

The rising market interest rate environment has had, and continues to have, a significant impact on the Company and the banking industry in general. Beginning in March 2022 and through July 2023, the FRB raised the federal funds rate by a total of 525 basis points. While the Company has generally been positioned to benefit from the rising interest rate environment, the Company’s net interest margin declined during 2023 as the cost of interest-bearing liabilities increased at a faster pace than income earned on interest-earning assets. Further, in connection with the liquidity events that have occurred in the banking industry, competition for deposits has intensified significantly. This increased competition, coupled with the volatility of the industry, has introduced additional uncertainty into the market. Should market interest rates continue to rise or reduce at significant levels, the Company’s net interest income could be negatively impacted.

Provision for Credit Losses

The provision for credit losses was $0.3 million for the year ended December 31, 2023, compared to $3.3 million for the year ended December 31, 2022. The decrease in 2023 compared to 2022 was primarily the result of the cessation of business strategy at ALC, which has led to significantly reduced net charge-offs as ALC’s loans have paid down. Net charge-offs on ALC loans totaled $0.2 million, during the year ended December 31, 2023, compared to $1.9 million, during the year ended December 31, 2022.

While the Company experienced improved charge-off metrics during 2023, compared to 2022, the timing of charge-offs, economic developments, and other factors that could impact the provision for credit losses cannot be fully predicted with certainty. Sustained levels of high inflation, combined with the recent rapid rise in market interest rates, could negatively impact the Company’s borrowers, which could lead to increased provisions for credit losses in the future.

Effective January 1, 2023, the Company adopted the CECL model to account for credit losses on financial instruments, including loans and leases, unfunded commitments and held-to-maturity securities. The adoption of the CECL model resulted in a transition adjustment totaling $2.4 million, increasing the Company’s allowance for credit losses on loans and leases by $2.1 million, and establishing an allowance for unfunded commitments of $0.3 million. As of December 31, 2023, the Company’s allowance for credit losses was 1.28% of total loans, compared to 1.22% as of December 31, 2022. While management believes that the allowance for credit losses on loans and leases, as well as the allowance for credit losses on unfunded commitments, was sufficient to absorb life-of-loan credit losses based on circumstances existing as of the balance sheet date, combined with reasonable and supportable forecasts, the determination of the allowance is complex and requires judgment by management about the effects of matters that are inherently uncertain. Changing economic circumstances or forecasts, or changes in management’s judgments and estimates, could result in additional provision for credit losses in future periods.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$1,197	$1,154	$43	3.7%
Bank-owned life insurance	471	451	20	4.4%
Net loss on sale and prepayment of investment securities	—	(83)	83	NM
Gain on sales of premises and equipment and other assets	17	301	(284)	(94.4)%
Lease income	949	864	85	9.8%
ATM fee income	415	532	(117)	(22.0)%
Other income	332	232	100	43.1%
Total non-interest income	$3,381	$3,451	$(70)	(2.0)%

NM: Not Meaningful

The Company’s non-interest income decreased by $0.1 million comparing 2023 to 2022, due primarily to gains on the sale of premises and equipment that occurred in 2022, but were not repeated in 2023, as well as reductions in ATM fee income. In recent periods, the Company’s sources of non-interest revenue have not fluctuated significantly, with the exception of nonrecurring increases or decreases that have occurred from time to time due to gains or losses on sales of assets or other nonrecurring sources. The majority of the Company’s sources of non-interest income are relatively stable and are not expected to change significantly in the near term. However, non-interest revenues earned from service charges and other fees on deposit accounts have generally declined in recent years for a number of reasons, including a changing regulatory environment associated with these types of revenues. Management continues to evaluate opportunities to add non-interest revenue streams and grow existing streams; however, significant growth in non-interest income is not expected in the near term.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$16,076	$16,418	$(342)	(2.1)%
Net occupancy and equipment	3,479	3,281	198	6.0%
Computer services	1,756	1,639	117	7.1%
Insurance expense and assessments	1,583	1,250	333	26.6%
Fees for professional services	1,105	1,060	45	4.2%
Postage, stationery and supplies	620	614	6	1.0%
Telephone/data communication	722	682	40	5.9%
Collection and recoveries	292	261	31	11.9%
Directors fees	471	479	(8)	(1.7)%
Software amortization	412	460	(48)	(10.4)%
Other real estate/foreclosure expense, net	68	(331)	399	(120.5)%
Other expense	2,557	2,259	298	13.2%
Total non-interest expense	$29,141	$28,072	$1,069	3.8%

The Company’s non-interest expense increased by 3.8% comparing 2023 to 2022. The majority of the increase resulted from nonrecurring gains on the sale of properties that reduced other real estate/foreclosure expense in 2022, but were not repeated in 2023, and an increase in FDIC and state assessments of approximately $0.3 million comparing 2023 to 2022. In addition, the Company has experienced increases in other expense categories commensurate with the inflationary environment. Such increases in certain categories of non-interest expense were partially offset by decreases in other categories, most notably salaries and employee benefits, which decreased by 2.1% comparing 2023 to 2022. The reduction in salaries and benefits expense resulted from the impact of the strategic initiatives undertaken by the Company beginning in the third quarter of 2021 to, among other things, improve the Company’s operating efficiency. These initiatives reduced the Company’s expense profile significantly in 2022 and, in some expense areas such as salaries and benefits, continued to benefit the Company during 2023. However, the current inflationary environment and tight labor market is expected to continue to put upward pressure on non-interest expenses. Accordingly, management will remain focused on efforts to streamline business processes in an effort to continue to improve the Company’s overall efficiency levels.

Provision for Income Taxes

The provision for income taxes was $2.8 million and $2.1 million for the years ended December 31, 2023 and 2022, respectively. The Company’s effective tax rate was 24.7% and 23.8%, respectively, for the same periods.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 3.9 years and 3.5 years as of December 31, 2023 and 2022, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity. As of December 31, 2023, available-for-sale securities totaled $135.6 million, or 99.2% of the total investment portfolio, compared to $130.8 million, or 98.6% of the total investment portfolio, as of December 31, 2022. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate notes, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of December 31, 2023, held-to-maturity securities totaled $1.1 million, or 0.8% of the total investment portfolio, compared to $1.9 million, or 1.4% of the total investment portfolio, as of December 31, 2022. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of states and political subdivisions.

Due to decreases in the interest rate environment during the fourth quarter of 2023 compared to 2022, as well as investment purchases in 2023 at higher yields, unrealized losses net of unrealized gains decreased, particularly within the Company’s available-for-sale portfolio. Unrealized losses net of unrealized gains in the available-for-sale portfolio totaled $9.3 million as of December 31, 2023, compared to $11.1 million as of December 31, 2022. Unrealized losses net of unrealized gains within the available-for-sale portfolio were recognized, net of tax, in accumulated other comprehensive loss.

As of December 31, 2023, the Company evaluated both the available-for-sale and held-to-maturity portfolios for credit loss in accordance with the revised accounting guidance of ASC 326: "Financial Instruments - Credit Losses" ("ASC 326"). Based on these evaluations, management concluded that no credit losses were included in either portfolio and that the unrealized losses in both portfolios resulted from the prevailing interest rate environment.

Investment Securities Maturity Schedule

The following tables summarize the carrying values and weighted average yield of the available-for-sale and held-to-maturity securities portfolios as of December 31, 2023, according to contractual maturity. Available-for-sale securities are stated at fair value. Held-to-maturity securities are stated at amortized cost. The calculations of the weighted average yields for each maturity category are based upon yield weighted by the respective costs of the securities.

	Available-for-Sale
	Stated Maturity as of December 31, 2023
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities available-for-sale:
Mortgage-backed securities:
Residential	$—	$—	$4,948	2.57%	$26,638	1.94%	$13,142	2.77%
Commercial	—	—	3,190	2.46%	2,769	3.01%	3,081	2.07%
Obligations of U.S. government-sponsored agencies	—	—	—	—	7,107	1.58%	4,174	2.82%
Obligations of states and political subdivisions	—	—	523	6.49%	1,035	3.00%	—	—
Corporate notes	—	—	—	—	14,957	2.18%	—	—
U.S. Treasury securities	12,895	5.18%	41,106	1.33%	—	0.00%	—	—
Total	$12,895	5.18%	$49,767	2.30%	$52,506	2.62%	$20,397	2.70%
Total securities with stated maturity							$135,565	2.59%

	Held-to-Maturity
	Stated Maturity as of December 31, 2023
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities held-to-maturity:
Mortgage-backed securities:
Residential	$—	—	$—	0.00%	$—	—	$—	—
Commercial	—	—	101	2.26%	337	1.28%	137	2.65%
Obligations of U.S. government-sponsored agencies	—	—	148	3.18%	323	3.00%	—	—
Obligations of states and political subdivisions	—	—	—	—	—	0.00%	58	3.00%
Total	$—	—	$249	2.81%	$660	2.12%	$195	2.76%
Total securities with stated maturity							$1,104	2.39%

Condensed Portfolio Maturity Schedule

Maturity Summary as of December 31, 2023	Dollar Amount	Portfolio Percentage
	(Dollars in Thousands)
Maturing in three months or less	$12,895	9.4%
Maturing after three months to one year	—	—
Maturing after one year to three years	34,254	25.1%
Maturing after three years to five years	15,763	11.5%
Maturing after five years to fifteen years	53,165	38.9%
Maturing in more than fifteen years	20,592	15.1%
Total	$136,669	100.0%

Loans and Leases

The Company's total loan portfolio increased by $47.9 million, or 6.2%, as of December 31, 2023, compared to December 31, 2022. The table below summarizes loan balances by portfolio category at the end of each of the most recent five years as of December 31, 2023:

	Year Ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$88,140	$53,914	$67,393	$37,377	$30,755
Secured by 1-4 family residential properties	76,200	87,995	72,670	88,936	104,440
Secured by multi-family residential properties	62,397	67,852	46,021	54,421	50,845
Secured by non-farm, non-residential properties	213,586	200,156	198,000	184,622	162,916
Commercial and industrial loans	60,515	73,546	73,865	81,562	90,954
Consumer loans:
Direct consumer	5,938	9,851	20,090	27,229	34,518
Branch retail	8,670	13,992	24,380	30,176	29,946
Indirect	306,345	266,567	205,931	141,521	46,631
Total loans	$821,791	$773,873	$708,350	$645,844	$551,005
Allowance for credit losses	10,507	9,422	8,320	7,470	5,762
Net loans	$811,284	$764,451	$700,030	$638,374	$545,243

Allowance for Credit Losses on Loans and Leases

The table below summarizes changes in the allowance for credit losses on loans and leases for each of the most recent five years as of December 31, 2023. For years ended December 31, 2022 and prior, information presented is as determined in accordance with ASC 310, Receivables, prior to the adoption of ASC 326:

	Year Ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in Thousands)
Balance at beginning of period	$9,422	$8,320	$7,470	$5,762	$5,055
Impact of adopting CECL accounting guidance	2,123	—	—	—	—
Charge-offs:
Real estate loans:
Construction, land development and other loan loans	—	—	(23)	—	—
Secured by 1-4 family residential properties	(97)	(40)	(12)	(61)	(101)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Commercial and industrial loans	—	—	(6)	—	—
Consumer loans:
Direct consumer	(571)	(1,958)	(1,230)	(1,621)	(2,000)
Branch retail	(445)	(633)	(377)	(374)	(425)
Indirect	(932)	(382)	(483)	(152)	(301)
Total charge-offs	(2,045)	(3,013)	(2,131)	(2,208)	(2,827)
Recoveries	965	807	971	971	820
Net charge-offs	(1,080)	(2,206)	(1,160)	(1,237)	(2,007)
Provision for credit losses	42	3,308	2,010	2,945	2,714
Ending balance	$10,507	$9,422	$8,320	$7,470	$5,762
Ending balance as a percentage of loans	1.28%	1.22%	1.17%	1.16%	1.05%
Net charge-offs as a percentage of average loans	0.14%	0.30%	0.16%	0.21%	0.38%

The adoption of CECL was most impactful on the Company’s consumer indirect loan portfolio due primarily to the extension of the loss estimate period to the estimated life of loans in this category. As of December 31, 2023, the estimated average remaining life of the indirect portfolio was approximately five years. In addition, the Company’s portfolios were impacted by current economic forecasts using data provided by the Federal Reserve on inflation, unemployment, and the forecasted movement of interest rates.

Allowance for Credit Losses on Unfunded Lending Commitments

In connection with the adoption of the CECL accounting model, the Company also recorded an allowance for credit losses on unfunded lending commitments. Unfunded lending commitments are off-balance sheet arrangements that represent unconditional commitments of the Company to lend to a borrower that are unfunded as of the balance sheet date. These may include unfunded loan commitments, standby letters of credit, and financial guarantees. The CECL accounting guidance requires that an estimate of expected credit loss be measured on commitments in which an entity is exposed to credit risk via a present contractual obligation to extend credit unless the obligation is unconditionally cancellable by the issuer. For the Company, unconditional lending commitments generally include unfunded term loan agreements, home equity lines of credit, lines of credit, and demand deposit account overdraft protection. As of December 31, 2023, the Company’s allowance for credit losses on unfunded commitments, which is recorded in other liabilities in the Company’s consolidated balance sheets, totaled $0.6 million. No allowance for credit losses on unfunded commitments was recorded by the Company in the four years prior to 2023.

Allocation of Allowance for Credit Losses on Loans and Leases

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for credit losses as of December 31, 2023 and 2022. The information presented as of December 31, 2022 is as determined in accordance with ASC 310, Receivables, prior to the adoption of ASC 326.

	2023			2022
	Allowance Allocation	Allowance as Percentage of Total Loans	Net Charge-offs as a Percentage of Average Loans	Allocation Allowance	Allowance as Percentage of Total Loans	Net Charge-offs as a Percentage of Average Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$565	0.64%	—	$517	0.96%	—
Secured by 1-4 family residential properties	591	0.78%	0.05%	832	0.95%	—
Secured by multi-family residential properties	415	0.66%	—	646	0.95%	—
Secured by non-farm, non-residential properties	1,425	0.67%	—	1,970	0.98%	—
Commercial and industrial loans	513	0.85%	—	919	1.25%	—
Consumer loans:
Direct consumer	64	1.06%	-0.06%	866	8.79%	10.34%
Branch retail	436	5.03%	1.82%	518	3.70%	2.81%
Indirect	6,498	2.12%	0.31%	3,154	1.18%	0.13%
Total	$10,507	1.28%	0.14%	$9,422	1.22%	0.30%

Summary of Loan Loss Experience

The following table summarizes the Company's loan loss experience for each of the two years presented. The information presented as of December 31, 2022 is as determined in accordance with ASC 310, Receivables, prior to the adoption of ASC 326:

	2023	2022
	(Dollars in Thousands)
Balance of allowance for credit losses at beginning of period	$9,422	$8,320
Impact of adopting CECL accounting guidance	2,123	—
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—
Secured by 1-4 family residential properties	(97)	(40)
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	—	—
Commercial and industrial loans	—	—
Consumer loans:
Direct consumer	(571)	(1,958)
Branch retail	(445)	(633)
Indirect	(932)	(382)
Total charge-offs	(2,045)	(3,013)
Recoveries:
Real estate loans:
Construction, land development and other land loans	—	2
Secured by 1-4 family residential properties	54	39
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	—	5
Commercial and industrial loans	—	—
Consumer loans:
Direct consumer	619	565
Branch retail	243	151
Indirect	49	45
Total recoveries	965	807
Net charge-offs	(1,080)	(2,206)
Provision for credit losses	42	3,308
Balance of allowance for credit losses at end of period	$10,507	$9,422

Nonperforming Assets

Nonperforming assets at the end of the five most recent years as of December 31, 2023 were as follows:

	Year Ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in Thousands)
Non-accrual loans	$2,400	$1,651	$2,008	$3,086	$3,723
Other real estate owned	602	686	2,149	949	1,078
Total	$3,002	$2,337	$4,157	$4,035	$4,801
Nonperforming assets as a percentage of total loans and other real estate	0.37%	0.30%	0.59%	0.62%	0.87%
Nonperforming assets as a percentage of total assets	0.28%	0.24%	0.43%	0.45%	0.61%
Non-accrual loans as a percentage of total loans	0.29%	0.21%	0.28%	0.48%	0.68%

The increase in nonperforming assets during 2023 resulted primarily from one commercial real estate loan that moved into non-accrual status during the year.

Summarized below is information concerning income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2023	2022
	(Dollars in Thousands)
Total loans accounted for on a non-accrual basis	$2,400	$1,651
Interest income that would have been recorded under original terms	107	60
Interest income reported and recorded during the year	50	29

Deposits

Deposits totaled $950.2 million as of December 31, 2023, compared to $870.0 million as of December 31, 2022. The growth in 2023 included an increase of $96.4 million in interest-bearing deposits, partially offset by a decrease of $16.2 million in noninterest-bearing deposits. The shift to interest-bearing deposits is consistent with deposit holders seeking to maximize interest earnings on their accounts amid the rising interest rate environment. The deposit growth in 2023 included growth of $20.2 million in wholesale brokered deposits that were acquired in order to further enhance the Company’s liquidity position following the bank failures that began during the first quarter of 2023. As of December 31, 2023, core deposits, which exclude time deposits of $250 thousand or more and all brokered deposits, totaled $819.5 million, or 86.2% of total deposits, compared to $778.1 million, or 89.4% of total deposits, as of December 31, 2022.

Core deposits have historically been the Company’s primary source of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs. Management anticipates that core deposits will continue to be the Company’s primary source of funding in the future. Management will continue to monitor core deposit levels closely to help ensure an adequate level of funding for the Company’s activities. However, various economic and competitive factors could affect this funding source in the future, including increased competition from other financial institutions in deposit gathering, national and local economic conditions, and interest rate policies adopted by the FRB and other central banks.

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

	2023		2022
	Average Amount	Rate	Average Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposit accounts	$160,598	—	$182,032	—
Interest-bearing demand deposit accounts	212,010	0.37%	246,124	0.26%
Savings deposits	229,238	2.18%	208,672	0.58%
Time deposits	305,848	2.80%	212,591	0.72%
Total deposits	$907,694	1.58%	$849,419	0.40%
Total interest-bearing deposits	$747,096	1.92%	$667,387	0.51%

Maturities of time deposits of greater than $250 thousand, as well as brokered deposits, outstanding as of December 31, 2023 and 2022 are summarized in the following table:

Maturities	December 31,
	2023	2022
	(Dollars in Thousands)
Three months or less	$12,167	$22,024
Over three through six months	26,032	1,976
Over six through twelve months	24,258	16,553
Over twelve months	68,213	52,244
Total	$130,670	$92,797

Maturities of time certificates of deposit of greater than $100 thousand and less than $250 thousand outstanding as of December 31, 2023 and 2022 are summarized as follows:

Maturities	December 31,
	2023	2022
	(Dollars in Thousands)
Three months or less	$7,521	$7,971
Over three through six months	9,257	5,968
Over six through twelve months	32,323	8,834
Over twelve months	46,788	45,156
Total	$95,889	$67,929

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and subordinated debt that are used by the Company as alternative sources of funds. As of December 31, 2023, these liabilities represented 2.5% of interest-bearing liabilities, compared to 4.2% as of December 31, 2022. The table below summarizes short- and long-term liabilities and related interest rate data as of and for the years ended December 31, 2023 and 2022.

	Short-Term Borrowings (Maturity Less Than One Year)	Long-Term Borrowings (Maturity One Year or Greater)
	(Dollars in Thousands)
Other interest-bearing liabilities outstanding at year-end:
2023	$10,000	$10,799
2022	$20,038	$10,726
Weighted average interest rate at year-end:
2023	5.46%	4.20%
2022	4.40%	4.20%
Maximum amount outstanding at any month end:
2023	$35,048	$10,799
2022	$48,095	$10,726
Average amount outstanding during the year:
2023	$15,438	$10,766
2022	$19,293	$10,689
Weighted average interest rate during the year:
2023	5.12%	4.20%
2022	2.44%	4.20%

Shareholders’ Equity

As of December 31, 2023, shareholders’ equity totaled $90.6 million, or 8.4% of total assets, compared to $85.1 million, or 8.6% of total assets, as of December 31, 2022. The increase in shareholders’ equity resulted from increased earnings, net of dividends paid, combined with valuation increases in the Company's available-for-sale investment portfolio that reduced accumulated other comprehensive loss. The increase in shareholders' equity during the year was partially offset by the CECL transition adjustment which reduced retained earnings by $1.8 million, net of tax, as well as the repurchase of common shares by the Company in accordance with its established share repurchase program.

During the year ended December 31, 2023 the Company completed repurchases of 137,500 shares of its common stock at a weighted average price of $10.34 per share, or $1.4 million in aggregate. The repurchased shares were allocated to treasury stock under the Company’s existing share repurchase program that was amended by the Board of Directors in each of December 2019 and April 2021 to allow the repurchase of additional shares. The Board has periodically extended the expiration date of the share repurchase program, most recently to December 31, 2024. Share repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate, subject to applicable regulatory requirements. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended at any time at the Company’s discretion. As of December 31, 2023, 459,313 shares remained available for repurchase under the program.

During the year ended December 31, 2023, the Company declared dividends totaling $0.20 per common share, or approximately $1.2 million in aggregate amount, compared to $0.14 per common share, or approximately $0.8 million in aggregate amount, during the year ended December 31, 2022. Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and the desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends.

Liquidity and Capital Resources

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $241.2 million as of December 31, 2023 and $212.5 million as of December 31, 2022. Investment securities forecasted to mature or reprice in one year or less were estimated to be $12.9 million and $7.1 million of the investment portfolio as of December 31, 2023 and 2022, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. The investment securities portfolio had an estimated average life of 3.9 years and 3.5 years as of December 31, 2023 and 2022, respectively. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Company had $10.0 million and $20.0 million in outstanding short-term borrowings under FHLB advances as of December 31, 2023 and 2022, respectively. In addition, on October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031. Net of unamortized debt issuance costs, the subordinated notes were recorded as long-term borrowings totaling $10.8 million and $10.7 million as of December 31, 2023 and 2022, respectively.

The Company had up to $279.4 million and $246.8 million in remaining unused credit from the FHLB (subject to available collateral) as of December 31, 2023 and 2022, respectively. In addition, the Company had $48.0 million and $45.0 million in unused established federal funds lines as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company also had access to both the FRB’s discount window and its Bank Term Funding Program (BTFP), the latter of which was established in 2023 following liquidity events that occurred in the banking industry. Both the discount window and the BTFP allowed borrowing on pledged collateral that includes eligible investment securities and, in certain circumstances, eligible loans. In response to heightened liquidity concerns in the banking industry, during 2023 management undertook measures designed to enhance the Company’s liquidity position. These procedures included holding higher levels of on-balance sheet cash, as well as enhancing the availability of off-balance sheet borrowing capacity. As part of these efforts, during the third quarter of 2023, the Company completed the establishment of additional borrowing capacity through the discount window, primarily via the pledging of the majority of the Company’s indirect loan portfolio to the FRB as collateral. Due to these efforts, the Company’s immediate borrowing capacity based on collateral pledged through the discount window increased to $161.7 million as of December 31, 2023, compared to $1.2 million as of December 31, 2022. The Company did not utilize the BTFP which represented a temporary program that allowed advances to be requested through March 11, 2024.

Although the liquidity events that occurred in 2023 strained the banking industry as a whole, the Company’s management remains confident in the stability of the Company’s core deposit base which has served as the Company’s primary funding source for many years. Excluding wholesale brokered deposits, as of December 31, 2023, the Company had over 29 thousand deposit accounts with an average balance of approximately $29.8 thousand per account. Estimated uninsured/uncollateralized deposits (calculated as deposit amounts per deposit holder in excess of $250 thousand, the maximum amount of federal deposit insurance, and excluding deposits secured by pledged assets) totaled $200.3 million, or 21.1% of total deposits, as of December 31, 2023, compared to $148.3 million, or 17.1% of total deposits, as of December 31, 2022.

The table below provides information on the Company’s on-balance sheet liquidity, as well as readily available off-balance sheet sources of liquidity as of both December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
	(Dollars in Thousands)
	(Unaudited)	(Unaudited)
Liquidity from cash and federal funds sold:
Cash and cash equivalents	$50,279	$30,152
Federal funds sold	9,475	1,768
Liquidity from cash and federal funds sold	59,754	31,920
Liquidity from pledgable investment securities:
Investment securities available-for sale, at fair value	135,565	130,795
Investment securities held-to-maturity, at amortized cost	1,104	1,862
Less: securities pledged	(41,375)	(54,717)
Less: estimated collateral value discounts	(11,129)	(7,833)
Liquidity from pledgable investment securities	84,165	70,107
Liquidity from unused lendable collateral (loans) at FHLB	21,696	18,215
Liquidity from unused lendable collateral (loans and securities) at FRB	161,729	1,198
Unsecured lines of credit with banks	48,000	45,000
Total readily available liquidity	$375,344	$166,440

The table calculates readily available sources of liquidity, including cash and cash equivalents, federal funds sold, and other liquidity sources. Certain of the measures have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”); however, management believes that the non-GAAP measures are beneficial to the reader as they enhance the overall understanding of the Company’s liquidity position and can be used as a supplement to GAAP-based measures of liquidity. Specifically, liquidity from pledgeable investment securities and total readily available liquidity are non-GAAP measures used by management and regulators to analyze a portion of the Company's liquidity. Pledgeable investment securities are considered by management as a readily available source of liquidity since the Company has the ability to pledge the securities with the FHLB or FRB to obtain immediate funding. Both available-for-sale and held-for-maturity securities may be pledged at fair value with the FHLB and through the FRB discount window. The amounts shown as liquidity from pledgeable investment securities represent total investment securities as recorded on the balance sheet, less reductions for securities already pledged and discounts expected to be taken by the lender to determine collateral value. The non-GAAP financial measures that are discussed in this Annual Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP.

Management believes that the Company has adequate sources of liquidity to cover its contractual obligations and commitments over the next twelve months.

Regulatory Capital

The Bank is subject to the revised capital requirements as described in the section captioned “Supervision and Regulation – Capital Adequacy” included in Part I, Item I of this report. Under these requirements, the Bank is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal banking regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can result in mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Bancshares and the Bank, and could impact Bancshares’ ability to pay dividends. As of both December 31, 2023 and 2022, the Bank exceeded all applicable minimum capital standards, and met applicable regulatory guidelines to be considered well-capitalized. No significant conditions or events have occurred since December 31, 2023 that management believes would affect the Bank’s classification as well-capitalized for regulatory purposes.

Refer to the section captioned “Regulatory Capital” included in Note 14, “Shareholders’ Equity,” in the Notes to the consolidated financial statements for an illustration of the Bank’s actual regulatory capital amounts and ratios under regulatory capital standards in effect as of December 31, 2023 and December 31, 2022. Additionally, refer to the section captioned “Dividend Restrictions” included in Note 14 for a discussion regarding restrictions that could materially influence the Bank’s, and therefore Bancshares’, ability to pay dividends.

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

As part of interest rate risk management, the Company may use derivative instruments in accordance with policies established by the Board of Directors. Derivative instruments may include the use of interest rate swaps or option products such as caps and floors. As of December 31, 2023, the Company held three forward interest rate swap contracts designated as fair value hedges that were intended to mitigate risk associated with rising interest rates by converting a portfolio of fixed rate loans to a variable rate. As of December 31, 2022, the Company held four forward interest rate swap contracts, designated as either cash flow hedges or fair value hedges, that were intended to mitigate risk associated with rising interest rates by converting floating interest rate payments to a fixed rate or by converting a pool of fixed rate loans to a variable rate. The net value of all interest rate swap contracts totaled a liability position of $0.1 million as of December 31, 2023, while the net value of all interest rate swap contracts totaled an asset position of $2.3 million as of December 31, 2022.

In both 2023 and 2022, the Company terminated certain interest rate swap contracts that had previously been in place, recording deferred gains of $2.1 million and $0.3 million in 2023 and 2022, respectively. The deferred gains are being accreted to net interest income over the remaining life of the original term of each swap. See Note 16, “Derivative Financial Instruments,” in the consolidated financial statements for additional information related to these derivative instruments.

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

Many of the Bank’s lending relationships, including those with commercial and consumer customers, contain both funded and unfunded elements. The unfunded component of these commitments is not recorded in the consolidated balance sheets. These commitments are further discussed in Note 18, “Guarantees, Commitments and Contingencies,” in the consolidated financial statements.

The following table summarizes the Company’s contractual obligations as of December 31, 2023:

	Payment Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(Dollars in Thousands)
Time deposits	$328,512	$173,648	$148,359	$6,477	$28
Commitments to extend credit	141,121	141,121	—	—	—
Subordinated notes (1)	12,155	385	770	—	11,000
FHLB advances	10,000	10,000	—	—	—
Operating leases	2,499	395	597	577	930
Standby letters of credit	669	669	—	—	—
Total	$494,956	$326,218	$149,726	$7,054	$11,958

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

Off-Balance Sheet Obligations

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources other than as described in Note 15 “Leases,” Note 16 “Derivative Financial Instruments” and Note 18 “Guarantees, Commitments and Contingencies” in the consolidated financial statements.

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a periodic basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of December 31, 2023, pre-tax net interest margin and net interest income are forecasted to change over timeframes of one year and two years under the 6 listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	1 Year	2 Years
+1%	12	10
+2%	23	17
+3%	30	20
-1%	(15)	(11)
-2%	(32)	(26)
-3%	(52)	(45)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	1 Year	2 Years
+1%	$1,349	$2,069
+2%	2,475	3,645
+3%	3,214	4,382
-1%	(1,574)	(2,336)
-2%	(3,466)	(5,660)
-3%	(5,617)	(9,680)

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2023.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As of December 31, 2023, the Company's internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us, as a non-accelerated filer, to provide only management’s report on internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of First US Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First US Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses.

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

Allowance for Credit Losses on Loans and Leases

As described in Notes 2 and 4 to the financial statements, the Company’s allowance for credit losses on loans and leases (“allowance”) was $10.5 million on loans and leases of $821.8 million as of December 31, 2023. As described in Note 2, the Company adopted ASC Topic 326, Financial Instruments – Credit Losses, effective January 1, 2023. The Company’s method of estimating the allowance includes the use of historic loss rates that are adjusted for reasonable and supportable forecasts, as well as other qualitative adjustments.

The Company measures the allowance on a pool basis when the loans and leases share similar risk characteristics. Loans and leases that do not share risk characteristics are evaluated on an individual basis. Historical loss rates are analyzed for and applied to their respective loan and lease pools over the expected remaining life of the pooled loans and leases. Historical loss rates are adjusted for significant qualitative factors that, in management’s judgment, reflect current conditions on loss recognition. Forecast factors are developed based on information obtained from external sources, as well as consideration of other internal information, and are included in the allowance method for a reasonable and supportable forecast period.

We have determined that the allowance is a critical audit matter. Auditing the allowance involved significant judgment and complex review in evaluating management’s estimates, such as the segmentation of loan and lease pools, the remaining life of loans and leases in a pool, economic conditions, and environmental and forecast factors. The use of different assumptions in developing and applying these estimates could result in a materially different amount for the allowance.

The primary procedures we performed to address this critical audit matter included substantively testing management’s process, which included:

•
Obtained an understanding and evaluated the appropriateness of the design and operation of the Company’s process for establishing the allowance, including the implementation of the expected credit loss method and the qualitative factor adjustments of the allowance.
•
Evaluated the classifications of loans and leases by pools, the estimated life of each pool, and the accuracy of historical loss data used in the allowance calculation.
•
Evaluated the reasonableness of management’s assumptions and judgments related to estimating the qualitative and economic forecast adjustments to the historical loss rates, including assessing the basis for the adjustments.
•
Tested the completeness and accuracy of data inputs and verified the mathematical accuracy of the allowance calculation, including the application of the qualitative factor adjustments.

/s/ Carr, Riggs & Ingram, LLC

We have served as the Company’s auditor since 2008.

Atlanta, Georgia

March 14, 2024

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$12,987	$11,844
Interest-bearing deposits in banks	37,292	18,308
Total cash and cash equivalents	50,279	30,152
Federal funds sold	9,475	1,768
Investment securities available-for-sale, at fair value	135,565	130,795
Investment securities held-to-maturity, at amortized cost	1,104	1,862
Federal Home Loan Bank stock, at cost	1,201	1,359
Loans and leases held for investment	821,791	773,873
Less allowance for credit losses on loans and leases	10,507	9,422
Net loans and leases held for investment	811,284	764,451
Premises and equipment, net of accumulated depreciation	24,398	24,439
Cash surrender value of bank-owned life insurance	16,702	16,399
Accrued interest receivable	3,976	3,011
Goodwill and core deposit intangible, net	7,606	7,801
Other real estate owned	602	686
Other assets	10,748	11,944
Total assets	$1,072,940	$994,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$153,591	$169,822
Interest-bearing	796,600	700,203
Total deposits	950,191	870,025
Accrued interest expense	2,030	607
Other liabilities	9,327	8,136
Short-term borrowings	10,000	20,038
Long-term borrowings	10,799	10,726
Total liabilities	982,347	909,532

Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,738,201 and 7,680,856 shares issued, respectively; 5,735,075 and 5,812,258 shares outstanding, respectively	75	75
Additional paid-in capital	14,972	14,510
Accumulated other comprehensive loss, net of tax	(6,431)	(7,241)
Retained earnings	109,959	104,460
Less treasury stock: 2,003,126 and 1,868,598 shares at cost, respectively	(27,982)	(26,669)
Total shareholders’ equity	90,593	85,135
Total liabilities and shareholders’ equity	$1,072,940	$994,667

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2023	2022
Interest income:
Interest and fees on loans	$47,749	$38,015
Interest on investment securities	2,871	2,668
Interest on deposits in banks	1,998	439
Other	188	75
Total interest income	52,806	41,197
Interest expense:
Interest on deposits	14,350	3,382
Interest on borrowings	1,106	874
Total interest expense	15,456	4,256
Net interest income	37,350	36,941
Provision for credit losses	319	3,308
Net interest income after provision for credit losses	37,031	33,633
Non-interest income:
Service and other charges on deposit accounts	1,197	1,154
Lease income	949	864
Other income, net	1,235	1,433
Total non-interest income	3,381	3,451
Non-interest expense:
Salaries and employee benefits	16,076	16,418
Net occupancy and equipment	3,479	3,281
Computer services	1,756	1,639
Insurance expense and assessments	1,583	1,250
Fees for professional services	1,105	1,060
Other expense	5,142	4,424
Total non-interest expense	29,141	28,072
Income before income taxes	11,271	9,012
Provision for income taxes	2,786	2,148
Net income	$8,485	$6,864
Basic net income per share	$1.42	$1.13
Diluted net income per share	$1.33	$1.06
Dividends per share	$0.20	$0.14

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

	Year Ended December 31,
	2023	2022
Net income	$8,485	$6,864
Other comprehensive loss:
Unrealized holding gains (losses) on securities available-for-sale arising during the year, net of tax (expense) benefit of $(438) and $2,844, respectively	1,322	(8,534)
Reclassification adjustment for net losses on securities available-for-sale realized in net income, net of tax expense of $- and $21, respectively	—	62
Unrealized holding (losses) gains on effective cash flow hedge derivatives arising during the year, net of tax benefit (expense) of $18 and $(480), respectively	(50)	1,437
Reclassification adjustments on cash flow hedge derivatives realized in net income, net of tax benefit (expense) of $154 and $(25), respectively	(462)	70
Other comprehensive gain (loss)	810	(6,965)
Total comprehensive income (loss)	$9,295	$(101)

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, December 31, 2021	6,172,378	$75	$14,163	$(276)	$98,428	$(22,326)	$90,064
Net income	—	—	—	—	6,864	—	6,864
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(8,472)	—	—	(8,472)
Net change in fair value of derivative instruments, net of tax	—	—	—	1,507	—	—	1,507
Dividends declared: $.14 per share	—	—	—	—	(832)	—	(832)
Impact of stock-based compensation plans, net	43,096	—	485	—	—	—	485
Reissuance of treasury stock as compensation	9,184	—	(138)	—	—	138	—
Common stock share repurchases	(412,400)	—	—	—	—	(4,481)	(4,481)
Balance, December 31, 2022	5,812,258	$75	$14,510	$(7,241)	$104,460	$(26,669)	$85,135
Net income	—	—	—	—	8,485	—	8,485
Impact of adopting current expected credit loss accounting model, net of tax	—	—	—	—	(1,811)	—	(1,811)
Net change in fair value of securities available-for-sale, net of tax	—	—	—	1,322	—	—	1,322
Net change in fair value of derivative instruments, net of tax	—	—	—	(512)	—	—	(512)
Dividends declared: $.20 per share	—	—	—	—	(1,175)	—	(1,175)
Impact of stock-based compensation plans, net	50,935	—	596	—	—	(25)	571
Reissuance of treasury stock as compensation	9,382	—	(134)	—	—	134	—
Common stock share repurchases	(137,500)	—	—	—	—	(1,422)	(1,422)
Balance, December 31, 2023	5,735,075	$75	$14,972	$(6,431)	$109,959	$(27,982)	$90,593

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$8,485	$6,864
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,581	1,614
Provision for credit losses	319	3,308
Deferred income tax expense (benefit)	133	(367)
Net loss on sale and prepayment of investment securities	—	83
Proceeds from settlement of derivative contracts	2,166	324
Reclassification of unrealized gains on terminated derivative contracts	(1,160)	—
Stock-based compensation expense	596	485
Net amortization of securities	28	195
Amortization of intangible assets	195	268
Net loss (gain) on premises and equipment and other real estate	621	(207)
Changes in assets and liabilities:
Increase in accrued interest receivable	(965)	(455)
(Increase) decrease in other assets	(1,208)	333
Increase in accrued interest expense	1,423	383
Increase (decrease) in other liabilities	853	(299)
Net cash provided by operating activities	13,067	12,529
Cash flows from investing activities:
Net increase in federal funds sold	(7,707)	(1,686)
Purchases of investment securities, available-for-sale	(14,891)	(39,255)
Proceeds from sales of investment securities, available-for-sale	—	8,531
Proceeds from maturities and prepayments of investment securities, available-for-sale	11,856	19,250
Proceeds from maturities and prepayments of investment securities, held-to-maturity	755	1,563
Net decrease (increase) in Federal Home Loan Bank stock	158	(489)
Net increase in loans	(49,650)	(69,935)
Proceeds from the sale of premises and equipment and other real estate	497	3,084
Purchases of premises and equipment	(1,464)	(1,262)
Net cash used in investing activities	(60,446)	(80,199)
Cash flows from financing activities:
Net increase in customer deposits	80,166	31,899
Net (decrease) increase in short-term borrowings	(10,038)	9,992
Net share-based compensation transactions	(25)	—
Repurchases of common stock	(1,422)	(4,481)
Dividends paid	(1,175)	(832)
Net cash provided by financing activities	67,506	36,578
Net increase (decrease) in cash and cash equivalents	20,127	(31,092)
Cash and cash equivalents, beginning of period	30,152	61,244
Cash and cash equivalents, end of period	$50,279	$30,152

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 AND 2022

1.
DESCRIPTION OF BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares” and, together with its subsidiary, the “Company”), is a bank holding company formed in 1983 registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancshares operates one banking subsidiary, First US Bank, an Alabama banking corporation (the “Bank”). Prior to its name change on October 11, 2016, Bancshares was known as United Security Bancshares, Inc. Bancshares and the Bank are headquartered in Birmingham, Alabama.

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

Previously, the Bank had two wholly owned subsidiaries: Acceptance Loan Company, Inc., an Alabama corporation (“ALC”), and FUSB Reinsurance, Inc., an Arizona corporation (“FUSB Reinsurance”). Both ALC and FUSB Reinsurance were dissolved in 2023, after all remaining assets and liabilities of these entities were transferred to the Bank. As used herein, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer to Bancshares and the Bank, as well as ALC and FUSB Reinsurance (for periods prior to their dissolution), collectively.

ALC was a finance company headquartered in Mobile, Alabama. The Bank will continue to manage the remaining loans from ALC’s portfolio, which totaled $10.5 million as of December 31, 2023, through final resolution. FUSB Reinsurance was designed to reinsure certain insurance policies sold to the Bank's and ALC's consumer loan customers.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Bancshares and the Bank (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated. The Company consolidates an entity if the Company has a controlling financial interest in the entity.

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

Material estimates that are particularly susceptible to significant changes in the near term relate to the accounting for the allowance for credit losses, the right-of-use asset and lease liability, the value of other real estate owned (“OREO”) and certain collateral-dependent loans, consideration related to goodwill impairment testing and deferred tax asset valuation. In connection with the determination of the allowance for credit losses and OREO, management generally obtains independent appraisals for significant properties, evaluates the overall portfolio characteristics and delinquencies and monitors economic conditions.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, instruments with an original maturity of less than 90 days from issuance and amounts due from banks.

Supplemental disclosures of cash flow information and non-cash transactions related to cash flows for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
	(Dollars in Thousands)
Cash paid during the year for:
Interest	$14,033	$3,873
Income taxes	2,375	2,855
Non-cash transactions:
Assets acquired in settlement of loans	1,178	907
Transfers of closed branch assets to OREO	—	391
Reissuance of treasury stock as compensation	134	138

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Other Miscellaneous Income

Other miscellaneous income includes mortgage fees, credit insurance income, wire transfer fees, safe deposit box fee income, check fees and other miscellaneous sources of income. The Company recognizes revenue associated with these sources of income in accordance with the satisfaction of the performance obligation based on the timing of the occurrence of a transaction or when service is provided.

Investment Securities

The investment portfolio consists of debt securities, including U.S. Treasury securities, obligations of U.S. government agencies, municipal bonds, residential and commercial mortgage-backed securities and corporate notes. Securities may be held in one of three portfolios: trading account securities, securities held-to-maturity or securities available-for-sale. Trading account securities are carried at estimated fair value, with unrealized gains and losses included in operations. The Company held no trading account securities as of December 31, 2023 or 2022. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held-to-maturity, management has the intent and the Company has the ability to hold such securities until maturity. Investment securities available-for-sale are carried at fair value, with any unrealized gains or losses excluded from operations and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income or loss. Investment securities available-for-sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes.

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

Loans and Leases Held for Investment

Loans and leases held for investment (“loans”) represent financial instruments that the Company has the intent and the ability to hold for the foreseeable future or until maturity or payoff. Loans are reported at amortized cost, net of the allowance for credit losses. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, fair value hedge accounting adjustments, and deferred loan fees and costs. Accrued interest receivable on loans and leases is reported separately on the Company’s consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Allowance for Credit Losses

On January 1, 2023, the Company adopted Accounting Standards Codification "Financial Instruments - Credit Losses" ("ASC 326"). ASC 326 replaced the previous "incurred loss" model for measuring credit losses on loans and leases, which required allowances for current known and inherent losses within the loan portfolio, with a current expected credit loss ("CECL") model. The CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. ASC 326 also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's loan portfolio. In addition, ASC 326 includes certain changes to the accounting for available-for-sale debt securities, including the requirement to present credit losses as an allowance rather than as a direct write-down, in certain circumstances.

The Company adopted ASC 326 using the modified retrospective method for financial assets measured at amortized cost and off-balance-sheet credit exposures. Upon adoption, the Company recognized an increase in the allowance for credit losses (including both loans and unfunded lending commitments) of $2.4 million, which included an after-tax cumulative effect decrease to retained earnings totaling $1.8 million. Operating results for periods after January 1, 2023 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards and the accounting policies. The revised accounting policies resulting from the adoption of ASC 326, as well as the accounting policies prior to January 1, 2023, are described below.

Allowance for Credit Losses on Loans and Leases

The allowance for credit losses on loans and leases is a contra-asset valuation account that is deducted from the amortized cost basis of the loans and leases held for investment to present the net amount expected to be collected. Loans are charged off against the allowance when management believes that the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. The allowance for credit losses on loans and leases is adjusted through the provision for (recovery of) credit losses.

Management estimates the allowance for credit losses by using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses. Adjustments to historical loss information are made for differences in loan-specific risk characteristics such as changes in economic and business conditions, underwriting standards, portfolio mix, and delinquency level. Considerations related to environmental conditions include reasonable and supportable current and forecasted data related to economic factors such as inflation, unemployment levels, and interest rates.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective pool evaluations. For individually evaluated loans, When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty as of the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for estimated selling costs as appropriate.

Expected credit losses are estimated over the contractual term of the loans and leases, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company, or management has a reasonable expectation at the reporting date that a loan modification will be made to a borrower experiencing financial difficulty.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Allowance for Credit Losses on Unfunded Lending Commitments

The Company estimates expected credit losses on unfunded lending commitments over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The following categories of off-balance sheet credit exposures have been identified: unfunded loan commitments, standby letters of credit, and financial guarantees (collectively, “unfunded lending commitments”). The allowance for credit losses on unfunded lending commitments is adjusted through the provision for (recovery of) credit losses. The estimate may include consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded, as well as reasonable practical expedients or industry practices to assist in the evaluation of estimated funding amounts. Management estimates the allowance balance by using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses. Adjustments to historical loss information are made for differences in loan-specific risk characteristics such as changes in economic and business conditions, underwriting standards, portfolio mix, and delinquency level. Considerations related to environmental conditions include reasonable and supportable current and forecasted data related to economic factors such as inflation, unemployment levels, and interest rates.

Allowance for Credit Losses on Investment Securities Held-to-Maturity

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

Allowance for Credit Losses on Investment Securities Available-for-Sale

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

Allowance for Loan and Lease Losses Prior to January 1, 2023

Prior to the adoption of ASC 326 on January 1, 2023, the allowance for loan and lease losses was calculated pursuant to the provisions of ASC 450-20, Loss Contingencies and ASC 310-10-35, Receivables. Under this guidance, loans were divided into homogeneous pools and probable losses for each pool were calculated based on historical loss data. The estimated probable losses for each pool also included qualitative adjustments to historical loss information based on environmental factors as of the balance sheet date. The allowance for loan and lease losses was increased by a provision for loan and lease losses, which was charged to expense, and reduced by charge-offs, net of recoveries by portfolio segment.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Investment Impairment Prior to January 1, 2023

Prior to the adoption of ASC 326 on January 1, 2023, impairment of investment securities was measured under ASC 320, Investments – Debt and Equity Securities. In accordance with ASC 320, all investment securities were evaluated for impairment individually. An investment security was considered impaired if the fair value of the security as of the balance sheet date was less than amortized cost. For each security determined to be impaired, an evaluation was made as to whether the impairment was other than temporary. The determination of whether a security was other than temporarily impaired required judgment related to whether or not there was intent to sell the security or whether it was more likely than not that the Company would be required to sell the security before recovery of its amortized cost basis. In addition, determinations were made as to whether a credit loss existed for each impaired security by comparing the present value of expected cash flows with the amortized cost basis.

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

Fair value hedge relationships mitigate exposure to the change in fair value of the hedged risk in an asset, liability, or firm commitment. Gains or losses attributable to the derivative instrument, as well as gains or losses attributable to changes in the fair value of the hedged item are recognized in interest income or interest expense in the same income statement line item with the hedged item in the period in which the change in fair value occurs. To the extent the changes in fair value of the derivative instrument do not offset the changes in the fair value of the hedged item, the difference is recognized in earnings. The corresponding adjustment to the hedged asset or liability is included in the basis of the hedged item, while the corresponding change in the fair value of the derivative instrument is recorded as an adjustment to other assets or other liabilities, as applicable. The Company has entered into certain fair value hedges using the portfolio-layer method, which allows the Company to hedge the interest rate risk of prepayable financial assets by designating as the hedged item a stated amount of a closed portfolio that is not expected to be affected by prepayments, defaults, or other factors impacting the timing and amount of cash flows.

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

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is generally computed by the straight-line method over the estimated useful lives of the assets or the expected lease terms for leasehold improvements, whichever is shorter. Useful lives for all premises and equipment range from three to forty years.

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

Other Real Estate Owned (OREO)

OREO consists of properties acquired through a foreclosure or in satisfaction of loans, as well as closed branches. These properties are carried at net realizable value, less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for credit losses. Gains or losses realized upon the sale of OREO and additional losses related to subsequent valuation adjustments are determined on a specific property basis and are included as a component of non-interest expense along with carrying costs.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Treasury Stock

Treasury stock purchases and sales are accounted for using the cost method.

Advertising Costs

Advertising costs for promoting the Company are minimal and expensed as incurred.

Reclassification

Certain amounts presented in the prior period consolidated financial statements and related notes have been reclassified to conform to the 2023 presentation. These reclassifications had no effect on the Company’s net income, financial position or net cash flow.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding (basic shares). Included in basic shares are stock equivalent shares that have been accrued as of the balance sheet date as deferred compensation for members of Bancshares’ Board of Directors under the Non-Employee Directors’ Deferred Compensation Plan (as defined below and discussed further in Note 12, "Deferred Compensation Plans"). Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period (dilutive shares). The dilutive shares consist of unexercised nonqualified stock option grants issued to employees and members of Bancshares’ Board of Directors pursuant to the Company’s Incentive Plan (as defined and discussed further in Note 13, "Stock Awards").

The following table reflects weighted average shares used to calculate basic and diluted net income per share for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Weighted average shares outstanding	5,851,702	5,969,575
Weighted average director deferred shares	112,857	114,483
Basic shares	5,964,559	6,084,058
Dilutive shares	411,900	419,650
Diluted shares	6,376,459	6,503,708

	Year Ended December 31,
	2023	2022
	(Dollars in Thousands, Except Per Share Data)
Net income	$8,485	$6,864
Basic net income per share	$1.42	$1.13
Diluted net income per share	$1.33	$1.06

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segment Reporting

In previous periods, the Company disclosed two reportable operating segments of Bancshares: the Bank and ALC. The reportable operating segments were determined using the internal management reporting system in place during those periods. Due to the legal dissolution of ALC during 2023, management's internal reporting system no longer includes two reportable operating segments as of December 31, 2023. Accordingly, no disclosure of separate reportable operating segments is included in this Annual Report on Form 10-K.

Accounting Policies Recently Adopted

Reference Rate Reform

ASU 2020-04 and ASU 2021-01, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." These ASUs provide temporary relief, in the form of optional expedients and exceptions, for applying GAAP to modifications of contracts, hedging relationships and other transactions affected by reference rate (e.g. LIBOR) reforms. Historically, the Company utilized LIBOR, among other indexes, as a reference rate for underwriting certain variable rate loans and interest rate hedging instruments. Since the issuance of this guidance, cessation of U.S. dollar LIBOR was extended to June 30, 2023. Accordingly, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of ASC Topic 848 from December 31, 2022 to December 31, 2024. The amendments in this update provide optional expedients designed to provide relief from accounting analysis and the impacts that may otherwise be required for modifications to agreements necessitated by reference rate reform. The optional expedients provided by the update include guidance related to modifications of contracts within the scope of ASC 310, Receivables, and ASC 470, Debt, that indicates the modifications should be accounted for by prospectively adjusting the effective interest rate. As of December 31, 2023, the Company had no remaining contracts referencing LIBOR for which the pricing had not been reset using a different reference rate. Due to the prospective nature of the implementation of the revised guidance, the adoption did not have a material impact on the Company’s consolidated financial statements.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Current Expected Credit Loss Accounting Guidance

ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." Issued in June 2016, ASU 2016-13 removed the thresholds that entities previously applied to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables and held-to-maturity debt securities. Known as the Current Expected Credit Loss (CECL) model, the revised guidance removed all recognition thresholds under previously used incurred loss models and required entities to recognize an allowance for lifetime expected credit losses. The standard also added disclosure requirements intended to enable users of the financial statements to understand credit risk in the portfolio and how management monitors credit quality, management’s estimate of expected credit losses, and changes in the estimate of credit losses during the period. In addition, the standard made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell. As originally issued, ASU 2016-13 was effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019, with institutions required to apply the changes through a cumulative-effect adjustment to their retained earnings balance as of the beginning of the first reporting period in which the guidance is effective. On October 16, 2019, the FASB approved a delay in the implementation of ASU 2016-13 by three years for smaller reporting companies, including the Company. The ASU became effective for the Company on January 1, 2023, and the Company recorded a cumulative-effect transition adjustment totaling $2.4 million, which included an after-tax cumulative effect decrease to retained earnings totaling $1.8 million. This adjustment increased the Company’s allowance for credit losses on loans and leases by $2.1 million, and established an allowance for unfunded commitments of $0.3 million.

The table below summarizes the impact on the allowance for credit losses on loans and leases of the adoption of ASC 326 on January 1, 2023:

	January 1, 2023 Adoption Date
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses on loans and leases:
Beginning balance, prior to adoption	$517	$832	$646	$1,970	$919	$866	$518	$3,154	$9,422
Impact of adoption	(94)	(39)	(85)	(147)	(20)	47	628	1,833	2,123
Ending balance, after adoption	$423	$793	$561	$1,823	$899	$913	$1,146	$4,987	$11,545

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.
INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of December 31, 2023 and 2022 were as follows:

	Available-for-Sale
	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$47,221	$580	$(3,073)	$44,728
Commercial	9,446	—	(406)	9,040
Obligations of U.S. government-sponsored agencies	11,849	158	(727)	11,280
Obligations of states and political subdivisions	1,621	—	(63)	1,558
Corporate notes	17,757	—	(2,800)	14,957
U.S. Treasury securities	56,999	—	(2,997)	54,002
Total	$144,893	$738	$(10,066)	$135,565

	Held-to-Maturity
	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$575	$—	$(22)	$553
Obligations of U.S. government-sponsored agencies	471	—	(34)	437
Obligations of states and political subdivisions	58	—	(7)	51
Total	$1,104	$—	$(63)	$1,041

	Available-for-Sale
	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$47,659	$2	$(3,704)	$43,957
Commercial	12,169	4	(480)	11,693
Obligations of U.S. government-sponsored agencies	5,116	—	(846)	4,270
Obligations of states and political subdivisions	2,166	—	(94)	2,072
Corporate notes	17,817	2	(1,898)	15,921
U.S. Treasury securities	56,956	—	(4,074)	52,882
Total	$141,883	$8	$(11,096)	$130,795

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

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of December 31, 2023 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$12,994	$12,895	$—	$—
Maturing after one to five years	53,070	49,767	249	241
Maturing after five to ten years	58,413	52,506	660	620
Maturing after ten years	20,416	20,397	195	180
Total	$144,893	$135,565	$1,104	$1,041

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2023 and 2022:

	Available-for-Sale
	December 31, 2023
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$94	$(1)	$35,584	$(3,072)
Commercial	600	(5)	8,408	(401)
Obligations of U.S. government-sponsored agencies	—	—	4,367	(727)
Obligations of states and political subdivisions	—	—	1,558	(63)
Corporate notes	771	(229)	14,186	(2,571)
U.S. Treasury securities	—	—	54,002	(2,997)
Total	$1,465	$(235)	$118,105	$(9,831)

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Held-to-Maturity
	December 31, 2023
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$553	$(22)
Obligations of U.S. government-sponsored agencies	—	—	436	(34)
Obligations of states and political subdivisions	—	—	52	(7)
Total	$—	$—	$1,041	$(63)

	Available-for-Sale
	December 31, 2022
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$19,876	$(952)	$23,903	$(2,752)
Commercial	9,720	(357)	1,247	(123)
Obligations of U.S. government-sponsored agencies	—	—	4,270	(846)
Obligations of states and political subdivisions	1,559	(41)	512	(53)
Corporate notes	6,845	(898)	8,075	(1,000)
U.S. Treasury securities	21,240	(698)	31,642	(3,376)
Total	$59,240	$(2,946)	$69,649	$(8,150)

	Held-to-Maturity
	December 31, 2022
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$1,125	$(41)	$—	$—
Obligations of U.S. government-sponsored agencies	215	(7)	356	(33)
Obligations of states and political subdivisions	73	(12)	—	—
Total	$1,413	$(60)	$356	$(33)

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2023, 108 available-for-sale debt securities had been in a loss position for more than 12 months, and three available-for-sale debt securities had been in a loss position for less than 12 months. As of December 31, 2022, 38 available-for-sale debt securities had been in a loss position for more than 12 months, and 86 available-for-sale debt securities had been in a loss position for less than 12 months. The increase in the number of debt securities in a loss position for greater than 12 months was due to the sustained higher interest rate environment during the years ended December 31, 2023 and 2022. As of December 31, 2023, the Company had the current intent and ability to retain its investments for a period of time that management believes to be sufficient to allow for any anticipated recovery of fair value. As of December 31, 2023, the losses for all available-for-sale securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Accordingly, no allowance for credit losses was considered necessary related to available-for-sale securities as of December 31, 2023. Furthermore, the Company did not recognize any other-than-temporary impairments as of December 31, 2022, in accordance with accounting guidance before the adoption of ASC 326.

Held-to-Maturity Considerations

Effective January 1, 2023, the Company adopted the CECL accounting model to evaluate credit losses in the held-to-maturity investment portfolio. Each quarter, management evaluates the portfolio on a collective basis by major security type to determine whether an allowance for credit losses is needed. Qualitative factors are used in the Company’s credit loss assessments, including current and forecasted economic conditions, the characteristics of the debt issuer, and the historic ability of the issuer to make contractual principal and interest payments. Specifically, with regard to mortgage-backed securities or obligations of U.S. government sponsored agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are either backed by the full faith and credit of the U.S. government or the agency. With regard to obligations of states and political subdivisions, management considers issuer bond ratings, historical loss rates for given bond ratings, and whether the issuers continue to make timely principal and interest payments under contractual terms of the securities. Based on these evaluations, no allowance for credit losses was recorded by the Company for the held-to-maturity investment portfolio upon adoption of the CECL accounting model or as of December 31, 2023. Furthermore, the Company did not recognize any other-than-temporary impairments as of December 31, 2022, in accordance with accounting guidance before the adoption of ASC 326.

Pledged Securities

Investment securities with a carrying value of $41.4 million and $54.7 million as of December 31, 2023 and 2022, respectively, were pledged to secure public deposits and for other purposes.

4.
LOANS AND LEASES

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

As of December 31, 2023 and 2022, the composition of the loan portfolio by portfolio segment was as follows:

	December 31, 2023	December 31, 2022
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$88,140	$53,914
Secured by 1-4 family residential properties	76,200	87,995
Secured by multi-family residential properties	62,397	67,852
Secured by non-farm, non-residential properties	213,586	200,156
Commercial and industrial loans (1)	60,515	73,546
Consumer loans:
Direct	5,938	9,851
Branch retail	8,670	13,992
Indirect	306,345	266,567
Total loans	821,791	773,873
Allowance for credit losses	10,507	9,422
Net loans	$811,284	$764,451

(1)
Includes equipment financing leases, totaling $12.6 million and $10.3 million as of December 31, 2023 and 2022, respectively.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 53.6% and 53.0% of the portfolio was concentrated in loans secured by real estate as of December 31, 2023 and 2022, respectively.

Loans with a carrying value of $98.6 million and $100.2 million were pledged as collateral to secure Federal Home Loan Bank ("FHLB") borrowings as of December 31, 2023 and 2022, respectively. In addition, loans with a carrying value of $294.4 million were pledged to secure borrowings with the Federal Reserve Bank ("FRB") as of December 31, 2023. No loans were pledged to the FRB as of December 31, 2022. Measures were undertaken by management in 2023 to pledge loans to the FRB in order to provide additional borrowing capacity to the Company in response to heightened liquidity concerns in the banking industry.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of December 31, 2023 and 2022 were $1.4 million and $0.2 million, respectively. During the year ended December 31, 2023, a line of credit agreement with a related party with an available balance of $0.1 million expired and was not renewed at the direction of the borrower. During the year ended December 31, 2023, there were new loans of $1.3 million to these parties, and no repayments made by active related parties. During the year ended December 31, 2022, there were no new loans to these parties, and repayments by active related parties were $0.1 million.

Allowance for Credit Losses

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

Allowance for Credit Losses on Loans and Leases

Determining the appropriateness of the allowance for credit losses on loans and leases is complex and requires judgment by management about the effects of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, or particular segments of the portfolio, in the context of factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods. The level of the allowance is influenced by loan and lease volumes and mix, historical credit loss experience, average remaining life of portfolio segments, asset quality characteristics, delinquency status, and other conditions including reasonable and supportable forecasts of economic conditions and qualitative adjustment factors based on management’s understanding of various attributes that could impact life-of-loan losses as of the balance sheet date. The methodology to estimate losses includes two basic components: (1) an asset-specific component for individual loans that do not share similar risk characteristics with other loans, and (2) a pooled component for estimated expected credit losses for loans that share similar risk characteristics.

Loans that do not share risk characteristics with other loans are evaluated on an individual basis. The process for determining whether a loan should be evaluated on an individual basis begins with a determination of credit rating. All loans graded substandard or worse with a total commitment of $0.5 million or more are evaluated on an individual basis. At management's discretion, other loans may be evaluated, including loans less than $0.5 million, if management determines that the loans exhibit unique risk characteristics. For loans individually evaluated, the allowance is based primarily on the fair value of the underlying collateral, less any costs to sell, as applicable, utilizing independent third-party appraisals, and assessment of borrower guarantees. The fair value is compared to the amortized cost basis of the loan to determine if an allowance for credit losses should be recognized.

For estimating the component of the allowance for credit losses that share similar risk characteristics, loans are segregated into pooled loan categories that share risk characteristics. Loans are designated into pooled categories based on product types, business lines, collateral, and other risk characteristics. For all pooled loan categories, the Company uses a loss-rate methodology to calculate estimated life-of-loan and lease credit losses. This methodology focuses on historical credit loss rates applied over the estimated weighted average remaining life of each loan pool, adjusted by qualitative factors, to estimate life-of-loan losses for each pool. The qualitative factors utilized include, among others, reasonable and supportable forecasts of economic data, including inflation and unemployment levels, as well as interest rates.

The Company’s cumulative-effect adjustment upon the adoption of CECL increased the Company’s allowance for credit losses on loans and leases by $2.1 million. Subsequent to January 1, 2023, the Company recorded additional increases to the allowance for credit losses on loans and leases totaling $42 thousand which were included in the provision for credit losses in the Company’s consolidated statement of operations during the year ended December 31, 2023.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present changes in the allowance for credit losses on loans and leases by portfolio segment during the year ended December 31, 2023:

	As of and for the Year Ended December 31, 2023
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance, prior to the adoption of ASC 326	$517	$832	$646	$1,970	$919	$866	$518	$3,154	$9,422
Impact of adopting ASC 326	(94)	(39)	(85)	(147)	(20)	47	628	1,833	2,123
Charge-offs	—	(97)	—	—	—	(571)	(445)	(932)	(2,045)
Recoveries	—	54	—	—	—	619	243	49	965
Provision for (recovery of) credit losses	142	(159)	(146)	(398)	(386)	(897)	(508)	2,394	42
Ending balance	$565	$591	$415	$1,425	$513	$64	$436	$6,498	$10,507

The following table presents changes in the allowance for loan and lease losses by portfolio segment during the year ended December 31, 2022, as determined in accordance with ASC 310, prior to the adoption of ASC 326.

	As of and for the Year Ended December 31, 2022
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$628	$690	$437	$1,958	$860	$1,004	$304	$2,439	$8,320
Charge-offs	—	(40)	—	—	—	(1,958)	(633)	(382)	(3,013)
Recoveries	2	39	—	5	0	565	151	45	807
Provision for (recovery of) loan and lease losses	(113)	143	209	7	59	1,255	696	1,052	3,308
Ending balance	$517	$832	$646	$1,970	$919	$866	$518	$3,154	$9,422

The following table details the allowance for loan and lease losses and recorded investment in loans by loan classification and by impairment evaluation as of December 31, 2022, as determined in accordance with ASC 310, prior to the adoption of ASC 326:

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents impaired loans as of December 31, 2022 as determined under ASC 310 prior to the adoption of ASC 326. Impaired loans generally included nonaccrual loans and other loans deemed to be impaired but that continued to accrue interest. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement.

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

Allowance for Credit Losses on Unfunded Lending Commitments

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

The Company’s cumulative-effect adjustment upon the adoption of CECL included a reserve for unfunded commitments of $0.3 million. Subsequent to January 1, 2023, the Company recorded additional increases to the reserve for unfunded commitments totaling $0.3 million which were included in the provision for credit losses in the Company's consolidated

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

statement of operations during the year ended December 31, 2023. As of December 31, 2023, the reserve, which is recorded in other liabilities on the Company’s consolidated balance sheets, totaled $0.6 million. No reserve for unfunded commitments was recorded by the Company as of December 31, 2022.

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
•
Doubtful (Risk Grade 8): Loans classified as doubtful have all of the weaknesses found in substandard loans, with the added characteristic that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable or improbable. Serious problems exist such that partial loss of principal is likely; however, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Such pending factors may include proposed merger, acquisition or liquidation procedures, capital injection, perfection of liens on additional collateral and refinancing plans. Loans classified as doubtful may include loans to borrowers that have demonstrated a history of failing to live up to agreements. The Company did not have any loans classified as Doubtful (Risk Grade 8) as of December 31, 2023 or 2022.
•
Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Company did not have any loans classified as Loss (Risk Grade 9) as of December 31, 2023 or 2022.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below illustrate the carrying amount of loans by credit quality indicator and year of origination as of December 31, 2023:

		December 31, 2023
		Loans at Amortized Cost Basis by Origination Year
		2023	2022	2021	2020	2019	Prior	Total
		(Dollars in Thousands)
Commercial:

Construction, land development and other land loans	Pass	$7,913	$37,068	$41,800	$804	$—	$555	$88,140
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$7,913	$37,068	$41,800	$804	$—	$555	$88,140

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by multi-family residential properties	Pass	$407	$29,683	$5,950	$5,676	$7,063	$13,618	$62,397
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$407	$29,683	$5,950	$5,676	$7,063	$13,618	$62,397

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by non-farm, non-residential properties	Pass	$26,521	$36,141	$23,551	$56,404	$18,127	$46,261	$207,005
	Special Mention	—	532	1,776	344	—	1,448	4,100
	Substandard	—	—	—	152	—	2,329	2,481
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$26,521	$36,673	$25,327	$56,900	$18,127	$50,038	$213,586

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans and leases	Pass	$10,948	$6,187	$14,586	$2,593	$1,565	$22,614	$58,493
	Special Mention	—	159	782	174	38	—	1,153
	Substandard	—	116	191	59	260	243	869
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$10,948	$6,462	$15,559	$2,826	$1,863	$22,857	$60,515

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Total commercial	Pass	$45,789	$109,079	$85,887	$65,477	$26,755	$83,048	$416,035
	Special Mention	—	691	2,558	518	38	1,448	5,253
	Substandard	—	116	191	211	260	2,572	3,350
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
		$45,789	$109,886	$88,636	$66,206	$27,053	$87,068	$424,638

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		December 31, 2023
		Loans at Amortized Cost Basis by Origination Year
		2023	2022	2021	2020	2019	Prior	Total
		(Dollars in Thousands)
Consumer:

Secured by 1-4 family residential properties	Performing	$4,230	$20,172	$14,986	$6,675	$8,950	$20,334	$75,347
	Non-performing	—	—	—	—	—	853	853
	Subtotal	$4,230	$20,172	$14,986	$6,675	$8,950	$21,187	$76,200

	Current period gross charge-offs	$—	$—	$—	$—	$—	$97	$97

Direct	Performing	$2,383	$1,157	$1,485	$575	$225	$113	$5,938
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$2,383	$1,157	$1,485	$575	$225	$113	$5,938

	Current period gross charge-offs	$2	$5	$316	$118	$42	$88	$571

Branch retail	Performing	$—	$—	$2,160	$2,696	$1,572	$2,242	$8,670
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$—	$—	$2,160	$2,696	$1,572	$2,242	$8,670

	Current period gross charge-offs	$—	$—	$108	$140	$57	$140	$445

Indirect	Performing	$88,688	$89,376	$66,147	$50,883	$5,485	$5,712	$306,291
	Non-performing	—	—	54	—	—	—	54
	Subtotal	$88,688	$89,376	$66,201	$50,883	$5,485	$5,712	$306,345

	Current period gross charge-offs	$6	$235	$332	$270	$39	$50	$932

Total consumer	Performing	$95,301	$110,705	$84,778	$60,829	$16,232	$28,401	$396,246
	Non-performing	—	—	54	—	—	853	907
		$95,301	$110,705	$84,832	$60,829	$16,232	$29,254	$397,153

	Current period gross charge-offs	$8	$240	$756	$528	$138	$375	$2,045

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2022, presented in accordance with ASC 310, prior to the adoption of ASC 326.

	December 31, 2022
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$53,914	$—	$—	$53,914
Secured by multi-family residential properties	67,852	—	—	67,852
Secured by non-farm, non-residential properties	197,004	651	2,501	200,156
Commercial and industrial loans	70,500	—	3,046	73,546
Total	$389,270	$651	$5,547	$395,468
As a percentage of total loans	98.43%	0.17%	1.40%	100.00%

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2022
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$86,871	$1,124	$87,995
Consumer loans:
Direct	9,805	46	9,851
Branch retail	13,960	32	13,992
Indirect	266,496	71	266,567
Total	$377,132	$1,273	$378,405
As a percentage of total loans	99.66%	0.34%	100.00%

The following table provides an aging analysis of past due loans by class as of December 31, 2023:

	As of December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$88,140	$88,140	$—
Secured by 1-4 family residential properties	820	177	23	1,020	75,180	76,200	—
Secured by multi-family residential properties	—	—	—	—	62,397	62,397	—
Secured by non-farm, non-residential properties	—	—	1,302	1,302	212,284	213,586	—
Commercial and industrial loans	89	34	147	270	60,245	60,515	—
Consumer loans:
Direct	42	—	—	42	5,896	5,938	—
Branch retail	39	1	—	40	8,630	8,670
Indirect	316	33	54	403	305,942	306,345	—
Total	$1,306	$245	$1,526	$3,077	$818,714	$821,791	$—
As a percentage of total loans	0.15%	0.03%	0.19%	0.37%	99.63%	100.00%

The following table provides an aging analysis of past due loans by class as of December 31, 2022:

	As of December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$53,914	$53,914	$—
Secured by 1-4 family residential properties	801	87	78	966	87,029	87,995	—
Secured by multi-family residential properties	—	—	—	—	67,852	67,852	—
Secured by non-farm, non-residential properties	137	—	—	137	200,019	200,156	—
Commercial and industrial loans	61	—	300	361	73,185	73,546	—
Consumer loans:
Direct	251	50	30	331	9,520	9,851	—
Branch retail	258	85	32	375	13,617	13,992
Indirect	186	55	71	312	266,255	266,567	—
Total	$1,694	$277	$511	$2,482	$771,391	$773,873	$—
As a percentage of total loans	0.21%	0.04%	0.07%	0.32%	99.68%	100.00%

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below presents the amortized cost of loans on nonaccrual status and loans past due 90 days or more and still accruing interest as of December 31, 2023. Also presented is the balance of loans on nonaccrual status at December 31, 2023 for which there was no related allowance for credit losses recorded.

	Loans on Non-Accrual Status
	December 31, 2023
	(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	891	462	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,302	1,314	—
Commercial and industrial loans	152	77	—
Consumer loans:
Direct	—	—	—
Branch retail	—	—	—
Indirect	55	—	—
Total loans	$2,400	$1,853	$—

The following table provides an analysis of nonaccruing loans by portfolio segment as of December 31, 2022, presented in accordance with ASC 310, prior to the adoption of ASC 326.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the amortized cost basis of collateral dependent loans as of December 31, 2023, which loans are individually evaluated to determine credit losses:

	December 31, 2023
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	485	—	485
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,333	—	2,333
Commercial and industrial	—	112	112
Direct consumer	—	—	—
Total loans individually evaluated	$2,818	$112	$2,930

The following table details the average recorded investment and the amount of interest income recognized and received for the year ended December 31, 2022, respectively, related to impaired loans as determined under ASC 310 prior to the adoption of ASC 326:

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

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

From time to time, the Company may modify the terms of loan agreements with borrowers that are experiencing financial difficulties. Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modifications in 2023 resulted in the permanent reduction of the recorded investment in the loan.

During the year ended December 31, 2023, the Company did not modify any loans to borrowers experiencing financial difficulty, and there were no payment defaults on loans that were modified in the previous twelve months.

Troubled Debt Restructurings Prior to the Adoption of ASC 326

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were no loans modified with concessions granted during the year ended December 31, 2022. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of December 31, 2022, the Company did not have any non-accruing loans that were previously restructured and that remained on non-accrual status. For the year ended December 31, 2022, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides the number of loans remaining in each loan category that the Company had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of December 31, 2022, as determined under ASC 310 prior to the adoption of ASC 326.

	December 31, 2022
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	1	$23	$12
Secured by non-farm, non-residential properties	2	621	612
Commercial loans	1	71	22
Total	4	$715	$646

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.
OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity during the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(Dollars in Thousands)
Beginning balance	$686	$2,149
Additions (1)	—	411
Sales proceeds	(15)	(2,232)
Gross gains	1	386
Gross losses	(6)	(27)
Net gains	(5)	359
Impairment	(64)	(1)
Ending balance	$602	$686

(1)
Additions to other real estate owned (“OREO”) may include transfers from loans, transfers from closed branches, and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are the result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was zero and $20.0 thousand as of December 31, 2023 and 2022, respectively. In addition, the Company did not hold any consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of both December 31, 2023 and 2022.

Repossessed Assets

In addition to the other real estate and other assets acquired in foreclosure, the Company also acquires assets through the repossession of the underlying collateral of loans in default. The following table summarizes repossessed asset activity during the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(Dollars in Thousands)
Beginning balance	$83	$154
Transfers from loans	1,178	887
Sales proceeds	(453)	(506)
Gross gains	—	—
Gross losses	(535)	(452)
Net losses	(535)	(452)
Impairment	—	—
Ending balance	$273	$83

Repossessed assets are included in other assets in the Company’s consolidated balance sheets.

6.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the fair value of goodwill is lower than its carrying amount, goodwill must be written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill totaled

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$7.4 million as of both December 31, 2023 and 2022. Goodwill impairment was neither indicated nor recorded during the years ended December 31, 2023 or 2022.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. No write-downs of core deposit premiums were recorded by the Company during the years ended December 31, 2023 and 2022.

The Company’s goodwill and other intangible assets (carrying basis and accumulated amortization) as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
	(Dollars in Thousands)	(Dollars in Thousands)
Goodwill	$7,435	$7,435
Core deposit intangible assets:
Gross carrying amount	2,048	2,048
Accumulated amortization	(1,877)	(1,682)
Core deposit intangible, net	171	366
Total	$7,606	$7,801

The Company’s estimated remaining amortization expense on intangible assets as of December 31, 2023 was as follows:

Amortization Expense
(Dollars in Thousands)
2024	122
2025	49
Total	$171

The net carrying amount of the Company’s core deposit assets is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use and eventual disposition. That assessment is based on the carrying amount of the intangible assets subject to amortization at the date on which it is tested for recoverability. Intangible assets subject to amortization are tested by the Company for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

7.
PREMISES AND EQUIPMENT

Premises and equipment and applicable depreciable lives are summarized as follows:

	December 31,
	2023	2022
	(Dollars in Thousands)
Land	$5,390	$5,390
Premises	24,798	24,880
Furniture, fixtures and equipment	16,065	15,792
Construction in progress	159	—
Total cost of premises and equipment	46,412	46,062
Less accumulated depreciation	(22,014)	(21,623)
Total premises and equipment, net	$24,398	$24,439

Depreciation expense of $1.6 million was recorded in both 2023 and 2022.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.
DEPOSITS

As of December 31, 2023, the scheduled maturities of the Company’s time deposits were as follows:

(Dollars in Thousands)
2024	$173,298
2025	129,099
2026	19,610
2027	3,801
2028 and after	2,704
Total	$328,512

Time deposits greater than $250 thousand totaled $48.0 million and $29.5 million as of December 31, 2023 and 2022, respectively. Included in deposits, the Company held brokered certificates of deposit totaling $82.7 million as of December 31, 2023 and $62.5 million as of December 31, 2022. Deposits from related parties held by the Company totaled $4.9 million and $4.1 million as of December 31, 2023 and 2022, respectively.

9.
BORROWINGS

Short-Term Borrowings

Short-term borrowings may consist of federal funds purchased, securities sold under repurchase agreements, and short-term FHLB advances with original maturities of one year or less.

•
Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the FRB. As of both December 31, 2023 and 2022, there were no federal funds purchased outstanding.

•
Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of December 31, 2023 and 2022 totaled zero and $38 thousand, respectively.

•
Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of December 31, 2023 and 2022, the Bank had $10.0 million and $20.0 million in outstanding FHLB advances with original maturities of less than one year, respectively.

Long-Term Borrowings

FHLB Advances

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both December 31, 2023 and 2022, the Company did not have any long-term FHLB advances outstanding.

Subordinated Debt

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031 (the “Notes”). The Notes bear interest at a rate of 3.50% per annum for the first five years; then the interest rate will be reset quarterly to a benchmark interest rate per annum which,

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

subject to certain conditions provided in the Notes, will be equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 275 basis points. The Company has used and expects to continue to use, the net proceeds for general corporate purposes, which may include the repurchase of the Company’s common stock, and to support organic growth plans, including the maintenance of capital ratios. Following receipt of the net proceeds of the Notes, the Company invested $5.0 million into capital surplus of the Bank. Net of unamortized debt issuance costs, the Notes were recorded as long-term borrowings totaling $10.8 million and $10.7 million, as of December 31, 2023 and 2022, respectively.

	2023	2022
	(Dollars in Thousands)
Balance at year-end	$10,799	$10,726
Average balance during the year	$10,766	$10,689
Maximum month-end balance during the year	$10,799	$10,726
Average rate paid during the year, including amortization of debt issuance costs	4.20%	4.20%
Weighted average remaining maturity (in years)	7.75	8.75

Available Credit

As an additional funding source, the Company has available unused lines of credit with correspondent banks, the Federal Reserve and the FHLB. Certain of these funding sources are subject to underlying collateral availability. As of December 31, 2023 and 2022, the Company’s available unused lines of credit consisted of the following:

Available Unused Lines of Credit	Collateral Requirements	December 31, 2023	December 31, 2022
Correspondent banks	None	$48.0 million	$45.0 million
FHLB advances (1)	Subject to collateral	$279.4 million	$246.8 million
FRB (2)	Subject to collateral	$161.7 million	$1.2 million

(1)
These amounts represent the total remaining credit the Company has from the FHLB, but this credit can only be utilized to the extent that underlying collateral exists. The total lendable collateral value of assets pledged (including loans and investment securities) associated with FHLB advances and letters of credit totaled $61.7 million and $68.2 million as of December 31, 2023 and 2022, respectively. The Company’s collateral exposure with the FHLB in the form of advances and letters of credit was $40.0 million and $50.0 million as of December 31, 2023 and 2022, respectively, leaving an excess of collateral of $21.7 million and $18.2 million available to utilize for additional credit as of the respective dates. The Company also has the ability to pledge additional assets to increase the availability of borrowings.
(2)
As of December 31, 2023, the Company had access to both the FRB's discount window and its Bank Term Funding Program (BTFP), the latter of which was established during the first quarter of 2023 in response to the liquidity events that occurred in the banking industry. Both the discount window and the BTFP allowed borrowing on pledged collateral that includes eligible investment securities and, in certain circumstances, eligible loans; however, advances under the BTFP could only be requested until March 11, 2024. In response to the heightened liquidity concerns in the banking industry, in 2023, the Company completed the establishment of additional borrowing capacity through the discount window, primarily via the pledging of the majority of the Company’s indirect loan portfolio as collateral. The discount window allows borrowing under 90-day terms The amounts shown in the table represent the Company's unused borrowing capacity as of the applicable date based on collateral pledged to the FRB's discount window. No collateral was pledged by the Company under the BTFP as of December 31, 2023.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.
INCOME TAXES

The consolidated provisions for income taxes for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
	(Dollars in Thousands)
Federal
Current	$2,121	$2,025
Deferred	70	(291)
Total federal	2,191	1,734
State
Current	532	490
Deferred	63	(76)
Total state	595	414
Total	$2,786	$2,148

The consolidated tax expense differed from the amount computed by applying the Company’s federal statutory income tax rate of 21.0% in 2023 and 2022 as described in the following table:

	2023	2022
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$2,368	$1,892
Increase (decrease) resulting from:
Tax-exempt interest	(55)	(76)
Bank-owned life insurance	(64)	(62)
State income tax expense, net of federal income taxes	406	329
Apportionment and state rate changes	13	(6)
Other	118	71
Total	$2,786	$2,148

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are presented below:

	2023	2022
	(Dollars in Thousands)
Deferred tax assets:
Allowance for credit losses	$2,719	$2,333
Deferred compensation	817	895
Deferred commissions and fees	372	407
Unrealized loss on securities available-for-sale	2,332	2,715
Other	1,000	905
Total gross deferred tax assets	7,240	7,255
Deferred tax liabilities:
Premises and equipment	1,284	1,288
Core deposit intangible	42	91
Limited partnerships	96	94
Unrealized gain on cash flow hedges	188	301
Other	288	341
Total gross deferred tax liabilities	1,898	2,115
Net deferred tax asset, included in other assets	$5,342	$5,140

The Company did not have any federal or state net operating loss carryforwards as of December 31, 2023 or December 31, 2022. The Company files income tax returns with the federal government and several states. The majority of its income is attributable to the states of Alabama and Tennessee. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the states in which it filed for the years ended December 31, 2020 through 2023.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2023, the Company had no unrecognized tax benefits related to federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2023. As of December 31, 2023, the Company had accrued no interest and no penalties related to uncertain tax positions.

11.
EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allows participants to defer a portion of their compensation on a pre-tax basis, subject to the statutory annual contribution limit. For 2023 and 2022, the Company made “safe harbor” contributions on behalf of participants in the form of a match that was equal to 100% of each participant’s elective deferrals, up to a maximum of 4% of the participant’s eligible compensation. The 401(k) Plan also allows the Company to make discretionary matching contributions on behalf of participants equal to 2% of each participant’s elective deferrals. No discretionary match was made in 2023 or 2022. The Company’s matching contributions to the 401(k) Plan totaled $0.4 million in both 2023 and 2022.

Participants can elect to invest up to 20% of incoming contributions (measured at the time of investment) in the 401(k) Plan in the form of Company stock. The 401(k) Plan held 170,910 and 184,987 shares of Company stock as of December 31, 2023 and 2022, respectively. These shares are allocated to participants in the 401(k) Plan and, accordingly, are included in the earnings per share calculations.

12.
DEFERRED COMPENSATION PLANS

The Company has entered into separate supplemental retirement compensation benefits agreements with certain non-employee directors and former executive officers. These agreements are structured as nonqualified retirement plans for federal income tax purposes. The Company’s obligation under these agreements is accrued as deferred compensation in accordance with the terms of the individual contracts over the required service period to the date the employee is eligible to receive benefits. The Company’s deferred compensation obligation under these agreements totaled $2.9 million and $3.1 million as of December 31, 2023 and 2022, respectively.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of December 31, 2023 and 2022, a total of 113,042 shares and 114,190 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

13.
STOCK AWARDS

In 2013, Bancshares’ shareholders authorized the Company, under the direction of the Compensation Committee of the Board of Directors, to provide share-based compensation awards to eligible employees, directors and consultants of the Company and its affiliates pursuant to the 2013 Incentive Plan. Available award types included stock options, stock appreciation rights, restricted stock and restricted stock units, and performance share awards. The 2013 Incentive Plan, as amended in 2019, expired in March 2023. In April 2023, Bancshares’ shareholders approved the 2023 Incentive Plan, which authorizes the Compensation Committee to grant substantially the same types of share-based awards to eligible employees, directors and consultants. Collectively, the 2013 Incentive Plan and the 2023 Incentive Plan are herein referred to as the Company’s “Incentive Plan.” In accordance with the Incentive Plan, shares of common stock available for issuance pursuant to the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Since the origination of the Incentive Plan, through December 31, 2023, only stock options and restricted stock have been granted. Stock-based compensation expense related to stock awards totaled $0.5 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Options

Stock option awards have been granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms. The Company recognizes the cost of services received in exchange for stock option awards based on the grant date fair value of the award, with compensation expense recognized on a straight-line basis over the award’s vesting period. The fair value of outstanding awards was determined using the Black-Scholes option pricing model at the date of grant. The Company did not grant any stock option awards during the years ended December 31, 2023 and 2022.

The following table summarizes the Company’s stock option activity for the periods presented.

	Year Ended
	December 31, 2023		December 31, 2022
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of year	419,650	$9.79	420,250	$9.79
Granted	—	—	—	—
Exercised	500	8.00	—	—
Forfeited	7,250	10.82	600	10.86
Options outstanding, end of year	411,900	$9.77	419,650	$9.79
Options exercisable, end of year	411,900	$9.77	416,249	$9.77

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was approximately $0.5 million as of December 31, 2023 and $0.1 million as of December 31, 2022.

Restricted Stock

During the years ended December 31, 2023 and 2022, 57,300 shares and 45,938 shares, respectively, of restricted stock were granted. Awards granted to employees had a three-year vesting period, while awards granted to non-employee directors had a one-year vesting period. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

14.
SHAREHOLDERS’ EQUITY

Dividends are paid at the discretion of the Company’s Board of Directors, based on the Company’s operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are the Company’s primary source of funds for the payment of dividends to shareholders. In addition, federal and state regulatory agencies have the authority to prevent the Company from paying a dividend to shareholders. During the year ended December 31, 2023, the Company declared dividends totaling $1.2 million, or $0.20 per share, compared to $0.8 million, or $0.14 per share, during the year ended December 31, 2022.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Regulatory Capital

The Bank is subject to the revised capital requirements as described in the section captioned “Supervision and Regulation – Capital Adequacy” included in Part I, Item I of this report. Under these requirements, the Bank is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Bank and Bancshares, and could impact Bancshares’ ability to pay dividends. The Bank’s minimum risk-based capital requirements include the fully implemented capital conservation buffer of 2.50%. As of both December 31, 2023 and 2022, the Bank exceeded all applicable minimum capital standards. In addition, the Bank met applicable regulatory guidelines to be considered well-capitalized as of both December 31, 2023 and 2022. To be categorized in this manner, the Bank maintained common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the tables below. In addition, the Bank was not subject to any written agreement, order, capital directive or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific level for any capital measures.

The following tables provide the Bank’s actual regulatory capital amounts and ratios under regulatory capital standards in effect (Basel III) at December 31, 2023 and 2022:

	2023
	Actual Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	$98,220	10.88%	7.00%	6.50%
Tier 1 capital (to risk-weighted assets)	98,220	10.88%	8.50%	8.00%
Total capital (to risk-weighted assets)	109,296	12.11%	10.50%	10.00%
Tier 1 leverage (to average assets)	98,220	9.36%	4.00%	5.00%

	2022
	Actual Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	$92,853	11.07%	7.00%	6.50%
Tier 1 capital (to risk-weighted assets)	92,853	11.07%	8.50%	8.00%
Total capital (to risk-weighted assets)	102,275	12.19%	10.50%	10.00%
Tier 1 leverage (to average assets)	92,853	9.39%	4.00%	5.00%

No significant conditions or events have occurred since December 31, 2023 that management believes have affected the Bank’s classification as “well-capitalized.” Because of the size of the Company’s balance sheet, there is currently no requirement for separate reporting of capital amounts and ratios for Bancshares. Accordingly, such amounts and ratios are not included.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

15.
LEASES

The Company is involved in a number of operating leases, primarily for branch locations. Branch leases have remaining lease terms ranging from one year to nine years, some of which include options to extend the leases for up to five years, and some of which include an option to terminate the lease within one year. The Bank also leases certain office facilities to third parties and classifies these leases as operating leases.

The following table provides a summary of the components of lease income and expense, as well as the reporting location in the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022:

		Year Ended
	Location	December 31, 2023	December 31, 2022
		(Dollars in Thousands)
Operating lease income (1)	Lease income	$949	$864
Operating lease expense (2)	Net occupancy and equipment	$460	$434

(1)
Operating lease income includes rental income from owned properties.
(2)
Includes short-term lease costs. For the years ended December 31, 2023 and 2022, short-term lease costs were nominal in amount.

The following table provides supplemental lease information for operating leases on the Consolidated Balance Sheets as of December 31, 2023 and 2022:

	Location	December 31, 2023	December 31, 2022
		(Dollars in Thousands)	(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$2,019	$1,883
Operating lease liabilities	Other liabilities	$2,055	$1,961
Weighted-average remaining lease term (in years)		6.37	5.03
Weighted-average discount rate		4.10%	3.30%

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides supplemental lease information for the Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31, 2023	December 31, 2022
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$455	$427

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of December 31, 2023:

Minimum Rental Payments
(Dollars in Thousands)
2024	$395
2025	295
2026	302
2027	308
2028	269
2029 and thereafter	930
Total future minimum lease payments	$2,499
Less: Imputed interest	444
Total	$2,055

16.
DERIVATIVE FINANCIAL INSTRUMENTS

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

Hedges Terminated in 2023

In February 2023, the Company voluntarily terminated four interest rate swap agreements each with notional amounts of $10.0 million, or an aggregate amount of $40.0 million. Two of the swaps were previously designated as cash flow hedges, while two were previously designated as fair value hedges. The termination of the cash flow hedges resulted in a net unrealized gain totaling $1.1 million. The unrealized gain was initially recorded in accumulated other comprehensive income, net of tax, and is being reclassified to reduce interest expense over the original terms of the swap contracts. The termination of the fair value hedges resulted in an unrealized gain totaling $1.0 million which is being reclassified to increase interest income over the original terms of the swap contracts.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Consolidated Balance Sheets on a net basis as of December 31, 2023 and 2022.

	As of December 31, 2023		As of December 31, 2022
		Estimated Fair Value		Estimated Fair Value
	Notional Amount	Gain (Loss) (1)	Notional Amount	Gain (Loss) (1)
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to fixed rate commercial real estate loans	$—	$—	$20,000	$1,101
Interest rate swaps related to fixed rate indirect consumer loans	30,000	(119)		—
Total fair value hedges		(119)		1,101
Cash flow hedges:
Interest rate swaps related to variable-rate money market deposit accounts	—	—	20,000	1,205
Total cash flow hedges		—		1,205
Total hedges designated as hedging instruments, net		$(119)		$2,306

(1) Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities in the consolidated balance sheets.

The following table presents the net effects of derivative hedging instruments on the Company’s Consolidated Statements of Operations for the years ended December 31, 2023 and 2022. The effects, which include the reclassification of unrealized gains on terminated swap contracts, are presented as either an increase or decrease to income before income taxes in the relevant caption of the Company’s Consolidated Statements of Operations.

	Location in the	Year Ended December 31,
	Consolidated Statements	2023	2022
	of Operations	(Dollars in Thousands)
Interest income	Interest and fees on loans	$869	$75
Interest expense	Interest on deposits	496	(5)
Interest expense	Interest on short-term borrowings	144	56
	Net increase to income before income taxes	$1,509	$126

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.
OTHER OPERATING INCOME AND EXPENSE

Other operating income for the years ended December 31, 2023 and 2022 consisted of the following:

	Year Ended December 31,
	2023	2022
	(Dollars in Thousands)
Bank-owned life insurance	$471	$451
ATM fee income	415	532
Net loss on sale and prepayment of investment securities	—	(83)
Gain on sales of premises and equipment and other assets	17	301
Other income	332	232
Total	$1,235	$1,433

Other operating expense for the years ended December 31, 2023 and 2022 consisted of the following:

	Year Ended December 31,
	2023	2022
	(Dollars in Thousands)
Postage, stationery and supplies	$620	$614
Telephone/data communication	722	682
Collection and recoveries	292	261
Directors fees	471	479
Software amortization	412	460
Other real estate/foreclosure expense, net	68	(331)
Other expense	2,557	2,259
Total	$5,142	$4,424

18.
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

	December 31,
	2023	2022
	(Dollars in Thousands)
Standby letters of credit	$—	$—
Standby performance letters of credit	$669	$556
Commitments to extend credit	$141,121	$186,169

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of December 31, 2023 and December 31, 2022, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In accordance with the adoption of ASC 326 on January 1, 2023, the Company recorded an allowance for credit losses on unfunded lending commitments of $0.3 million. The allowance, which is included in other liabilities in the Company’s balance sheet, totaled $0.6 million as of December 31, 2023. Additional discussion related to the calculation of the allowance for credit losses on unfunded lending commitments is included in Note 4, "Loans and Leases".

Self-Insurance

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates a liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies' incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both December 31, 2023 and December 31, 2022. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the years ended December 31, 2023 or 2022.

Fair Value Measurements on a Recurring Basis

Securities Available-for-Sale

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. Level 2 securities include government sponsored agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. Level 2 fair values are obtained from quoted prices of securities with similar characteristics. In certain cases, where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022.

	Fair Value Measurements as of December 31, 2023 Using
	Totals At December 31, 2023	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$44,728	$—	$44,728	$—
Commercial	9,040	—	9,040	—
Obligations of U.S. government-sponsored agencies	11,280	—	11,280	—
Obligations of states and political subdivisions	1,558	—	1,558	—
Corporate notes	14,957		14,957	—
U.S. Treasury securities	54,002	54,002	—	—
Other liabilities - derivatives	119	—	119	—

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Fair Value Measurements as of December 31, 2022 Using
	Totals At December 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$43,957	$—	$43,957	$—
Commercial	11,693	—	11,693	—
Obligations of U.S. government-sponsored agencies	4,270	—	4,270	—
Obligations of states and political subdivisions	2,072	—	2,072	—
Corporate notes	15,921		14,921	1,000
U.S. Treasury securities	52,882	52,882	—	—
Other assets - derivatives	2,306	—	2,306	—

Fair Value Measurements on a Non-recurring Basis

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest payments due under the contractual terms of the loan agreement. These loans are evaluated separately in accordance with the Company’s policies for calculating the allowance for credit losses on loans and leases. The fair value of impaired loans with specific allocations of the allowance for credit losses on loans and leases is typically based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Appraised values are discounted by management for estimated costs to sell and may be discounted further based on management’s knowledge of the collateral, changes in market conditions since the most recent appraisal and/or management’s knowledge of the borrower and the borrower’s business. Such adjustments are usually significant and typically result in Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge of the borrower’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

As of both December 31, 2023 and 2022, included within OREO were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Bank and ALC that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the balances of impaired loans, OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of December 31, 2023 and 2022:

	Fair Value Measurements as of December 31, 2023 Using
	Totals At December 31, 2023	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$51	$—	$—	$51
OREO and other assets held-for-sale	602	—	—	602

	Fair Value Measurements as of December 31, 2022 Using
	Totals At December 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$108	$—	$—	$108
OREO and other assets held-for-sale	686	—	—	686

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following tables present information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2023 and 2022. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of December 31, 2023 and 2022 are both included. Following the tables is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value December 31, 2023	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$51	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	9.5%

OREO and other assets held-for-sale	$602	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	9.5%

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Level 3 Significant Unobservable Input Assumptions
	Fair Value December 31, 2022	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$108	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	(9.5)%

OREO and other assets held-for-sale	$686	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	(9.5)%

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

Other Assets Held-for-Sale

Assets designated as held-for-sale that are under a binding contract are valued based on the contract price. If no sales contract is pending for a specific property, management establishes a comparability adjustment to the appraised value based on historical activity, considering proceeds for properties sold versus the corresponding appraised value. Increases or decreases in realization for properties sold impact the comparability adjustment for similar assets remaining on the balance sheet. There were no other assets held for sale as of December 31, 2023.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2023 and 2022 were as follows:

	December 31, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$50,279	$50,279	$50,279	$—	$—
Investment securities available-for-sale	135,565	135,565	54,002	81,563	—
Investment securities held-to-maturity	1,104	1,041	—	1,041	—
Federal funds sold	9,475	9,475	—	9,475	—
Federal Home Loan Bank stock	1,201	1,201	—	—	1,201
Loans, net of allowance for credit losses	811,284	773,800	—	—	773,800
Liabilities:
Deposits	950,191	882,746	—	882,746	—
Short-term borrowings	10,000	10,000	—	10,000	—
Long-term borrowings	10,799	9,814		9,814
Other liabilities - derivatives	119	119	—	119	—

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$30,152	$30,152	$30,152	$—	$—
Investment securities available-for-sale	130,795	130,795	52,882	76,913	1,000
Investment securities held-to-maturity	1,862	1,769	—	1,769	—
Federal funds sold	1,768	1,768	—	1,768	—
Federal Home Loan Bank stock	1,359	1,359	—	—	1,359
Loans, net of allowance for loan losses	764,451	730,961	—	—	730,961
Other assets - derivatives	2,306	2,306	—	2,306	—
Liabilities:
Deposits	870,025	788,161	—	788,161	—
Short-term borrowings	20,038	20,038	—	220,038	—
Long-term borrowings	10,726	9,702		9,702

20.
FIRST US BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Balance Sheets

	Year Ended December 31,
	2023	2022
	(Dollars in Thousands)
Assets:
Cash on deposit	$1,856	$2,855
Investment in subsidiaries	99,395	93,414
Other assets	343	78
Total assets	$101,594	$96,347
Liabilities:
Other liabilities	$201	$485
Long-term borrowings	10,799	10,726
Shareholders’ equity	90,594	85,136
Total liabilities and shareholders’ equity	$101,594	$96,347

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Operations

	Year Ended December 31,
	2023	2022
	(Dollars in Thousands)
Income:
Dividend income, First US Bank	$3,460	$3,463
Total income	3,460	3,463
Expense	1,362	1,320
Gain before equity in undistributed income of subsidiaries	2,098	2,143
Equity in undistributed income of subsidiaries	6,387	4,721
Net income	$8,485	$6,864

Statements of Cash Flows

	Year Ended December 31,
	2023	2022
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$8,485	$6,864
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of undistributed income of subsidiaries	(6,387)	(4,721)
Change in other assets and liabilities	(475)	135
Net cash provided by operating activities	1,623	2,278
Cash flows from financing activities:
Net share-based compensation transactions	(25)	—
Dividends paid	(1,175)	(832)
Treasury stock repurchases	(1,422)	(4,481)
Net cash provided by (used in) in financing activities	(2,622)	(5,313)
Net increase (decrease) in cash	(999)	(3,035)
Cash at beginning of year	2,855	5,890
Cash at end of year	$1,856	$2,855

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21.
QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,
	2023				2022
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands)
Interest income	$13,945	$13,902	$12,999	$11,960	$11,621	$10,670	$9,525	$9,381
Interest expense	4,835	4,419	3,676	2,526	1,730	1,155	699	672
Net interest income	9,110	9,483	9,323	9,434	9,891	9,515	8,826	8,709
Provision for credit losses	(434)	184	300	269	527	1,165	895	721
Net interest income after provision for credit losses	9,544	9,299	9,023	9,165	9,364	8,350	7,931	7,988
Non-interest:
Income	916	837	799	829	678	1,088	856	829
Expense	7,401	7,319	7,151	7,270	7,106	7,032	6,878	7,056
Income before income taxes	3,059	2,817	2,671	2,724	2,936	2,406	1,909	1,761
Provision for income taxes	782	704	648	652	708	546	494	400
Net income after taxes	$2,277	$2,113	$2,023	$2,072	$2,228	$1,860	$1,415	$1,361

Earnings per common share:
Basic earnings	$0.38	$0.35	$0.34	$0.35	$0.37	$0.31	$0.23	$0.22
Diluted earnings	$0.36	$0.33	$0.31	$0.33	$0.35	$0.29	$0.22	$0.20

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2023, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of December 31, 2023, that Bancshares’ disclosure controls and procedures are effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified.

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 beginning on page 51 and is incorporated herein by reference.

Item 9B. Other Information.

a)
None.
b)
Rule 10b5-1 Trading Arrangements

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the three months ended December 31, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes, as of December 31, 2023, the securities that were authorized for issuance under the First US Bancshares, Inc. 2023 Incentive Plan (the “2023 Incentive Plan”) and Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”).

The 2023 Incentive Plan was approved by Bancshares' shareholders in 2023 to succeed the 2013 Incentive Plan. It provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards and performance compensation awards to our employees, consultants and directors through its termination date in 2033. The 2023 Incentive Plan allows for 605,000 stock-based awards, plus the number of shares underlying any award granted under the 2013 Incentive Plan that expires, terminates, or is cancelled or forfeited.

The Deferral Plan permits non-employee directors to defer their directors’ fees and receive the adjusted value of the deferred amounts in cash and/or in Bancshares’ common stock and was approved by Bancshares’ shareholders in 2004 and amended and restated by the Board of Directors effective July 1, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (2)
	(a)	(b)		(c)
Equity compensation plans approved by shareholders	524,942	$9.80	(3)	619,686
Equity compensation plans not approved by shareholders	—	—		—
Total	524,942	$9.80	(3)	619,686

(1)
Includes 411,900 shares subject to outstanding stock options originally awarded under the 2013 Incentive Plan and 113,042 shares to be issued under the Deferral Plan. Does not include 86,443 unvested time-based restricted stock awards outstanding under the 2013 Plan and the 2023 Plan as of December 31, 2023.
(2)
Includes 605,000 shares available for issuance pursuant to future awards under the 2023 Incentive Plan, plus the number of eligible shares underlying awards granted under the 2013 Incentive Plan that were forfeited during the year ended December 31, 2023. Does not include shares reserved for future issuance under the Deferral Plan.
(3)
Does not include amounts deferred pursuant to the Deferral Plan, as there is no exercise price associated with these deferred amounts.

The other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

•
Management’s Annual Report on Internal Control over Financial Reporting;
•
Report of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC (PCAOB ID 213);
•
Consolidated Balance Sheets – December 31, 2023 and 2022;
•
Consolidated Statements of Operations – Years Ended December 31, 2023 and 2022;
•
Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2023 and 2022;
•
Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2023 and 2022;
•
Consolidated Statements of Cash Flows – Years Ended December 31, 2023 and 2022; and
•
Notes to Consolidated Financial Statements – Years Ended December 31, 2023 and 2022.
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

4.1

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 18, 2020)

10.1

Amended and Restated Executive Employment Agreement, dated December 19, 2013 (effective as of January 1, 2014), by and among United Security Bancshares, Inc., First United Security Bank and James F. House (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on December 19, 2013)*

10.2

Amended and Restated Change in Control Agreement dated March 1, 2022, by and among First US Bancshares, Inc., First US Bank and Thomas S. Elley (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on March 4, 2022)*

10.3

Second Amended and Restated Change in Control Agreement dated March 1, 2022, by and among First US Bancshares, Inc., First US Bank, and William C. Mitchell (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-14549), filed on March 4, 2022)*

10.4

Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., First United Security Bank and Beverly J. Dozier (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 11, 2016)*

10.5

Amended and Restated Change in Control Agreement dated March 3, 2023, by and among First US Bancshares, Inc., First US Bank and Eric H. Mabowitz (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 10, 2023)*

10.6

Form of Director Indemnification Agreement between United Security Bancshares, Inc. and its directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on October 30, 2009)*

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

10.11	Form of Restricted Stock Award Agreement (Employees – Three-Year Vesting) (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 18, 2020)*

10.12

Form of Restricted Stock Award Agreement (Non-Employee Directors – One-Year Vesting) (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 18, 2020)*

10.13

First United Security Bank Director Retirement Agreement dated October 17, 2002, with John C. Gordon (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 14, 2002)*

10.13A

First Amendment to the First United Security Bank Director Retirement Agreement for John C. Gordon, dated November 20, 2008 (incorporated by reference to Exhibit 10.13A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.13B

Second Amendment to the First United Security Bank Director Retirement Agreement for John C. Gordon, dated January 25, 2017 (incorporated by reference to Exhibit 10.15B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

10.14

First United Security Bank Director Retirement Agreement dated October 16, 2002, with William G. Harrison (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 21, 2003)*

10.14A

First Amendment to the First United Security Bank Director Retirement Agreement for William G. Harrison, dated November 20, 2008 (incorporated by reference to Exhibit 10.14A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.14B

Second Amendment to the First United Security Bank Director Retirement Agreement for William G. Harrison, dated January 25, 2017 (incorporated by reference to Exhibit 10.16B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

10.15

First United Security Bank Director Retirement Agreement dated October 17, 2002, with Jack Meigs (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 14, 2002)*

10.15A

First Amendment to the First United Security Bank Director Retirement Agreement for Jack Meigs, dated November 20, 2008 (incorporated by reference to Exhibit 10.16A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.15B

Second Amendment to the First United Security Bank Director Retirement Agreement for Jack Meigs, dated January 25, 2017 (incorporated by reference to Exhibit 10.17B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

10.16

First United Security Bank Director Retirement Agreement dated October 17, 2002, with Bruce N. Wilson (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 14, 2002)*

10.16A

First Amendment to the First United Security Bank Director Retirement Agreement for Bruce N. Wilson, dated November 20, 2008 (incorporated by reference to Exhibit 10.21A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.16B

Second Amendment to the First United Security Bank Director Retirement Agreement for Bruce N. Wilson, dated January 25, 2017 (incorporated by reference to Exhibit 10.19B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

10.17

First United Security Bank Director Retirement Agreement, dated November 17, 2011, with Andrew C. Bearden, Jr. (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 30, 2012)*

10.18

First United Security Bank Director Retirement Agreement, dated November 30, 2011, with J. Lee McPhearson (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 30, 2012)*

10.19	First US Bancshares, Inc. Non-Employee Director Fee Schedule (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on August 11, 2021)*

10.20A	Real Estate Sales Agreement, dated April 20, 2015 (incorporated by reference to Exhibit 10.1A to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.20B	First Amendment to Real Estate Sales Agreement, dated May 26, 2015 (incorporated by reference to Exhibit 10.1B to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.20C	Second Amendment to Real Estate Sales Agreement, dated August 25, 2015 (incorporated by reference to Exhibit 10.1C to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.20D	Third Amendment to Real Estate Sales Agreement, dated September 17, 2015 (incorporated by reference to Exhibit 10.1D to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.20E	Fourth Amendment to Real Estate Sales Agreement, dated October 17, 2015 (incorporated by reference to Exhibit 10.1E to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.21

Form of Subordinated Note Purchase Agreement, dated October 1, 2021, by and among First US Bancshares, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on October 4, 2021)

10.22	2023 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on January 25, 2023)*

10.23	First US Bancshares, Inc. 2023 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549) filed on April 28, 2023)*

10.24

First US Bancshares, Inc. Non-Employee Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 8, 2023)*

10.25	2024 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on February 12, 2024)*

21	Subsidiaries of First US Bancshares, Inc.

23	Consent of Carr, Riggs & Ingram, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Policy for the Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2024.

FIRST US BANCSHARES, INC.

By:	/s/ James F. House
James F. House
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James F. House	President, Chief Executive Officer and Director	March 14, 2024
James F. House	(Principal Executive Officer)

/s/ Thomas S. Elley	Senior Executive Vice President, Treasurer, Assistant Secretary, Chief Financial Officer and Principal Accounting Officer	March 14, 2024
Thomas S. Elley	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Stephen Briggs	Director	March 14, 2024
Robert Stephen Briggs

/s/ Sheri S. Cook	Director	March 14, 2024
Sheri S. Cook

/s/ John C. Gordon	Director	March 14, 2024
John C. Gordon

/s/ David P. Hale	Director	March 14, 2024
David P. Hale

/s/ Marlene M. McCain	Director	March 14, 2024
Marlene M. McCain

/s/ J. Lee McPhearson	Director	March 14, 2024
J. Lee McPhearson

/s/ Jack W. Meigs	Director	March 14, 2024
Jack W. Meigs

/s/ Aubrey S. Miller	Director	March 14, 2024
Aubrey S. Miller

/s/ Donna D. Smith	Director	March 14, 2024
Donna D. Smith

/s/ Bruce N. Wilson	Director	March 14, 2024
Bruce N. Wilson