Form 10-Q
period 2024-03-31
FIRST US BANCSHARES, INC.
filed 2024-05-10
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2024
Common Stock, $0.01 par value	5,788,672 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations, performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties. Certain factors that could affect the accuracy of such forward-looking statements and cause actual results to differ materially from those projected in such forward-looking statements are identified in the Company’s filings with the Securities and Exchange Commission (“SEC”), and forward-looking statements contained herein or in other public statements of the Company or its senior management should be considered in light of those factors. Such factors may include adverse developments in the financial services industry; the effects of any government shutdown; loan losses may be greater than anticipated; our ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations; the increased lending risks associated with commercial real estate lending; liquidity risks; the impact of national and local market conditions on the Company’s business and operations; strong competition in the banking industry; the impact of changes in interest rates and monetary policy on the Company’s performance and financial condition; the impact of technological changes in the banking and financial service industries and potential information system failures; cybersecurity and data privacy threats; the costs of complying with extensive governmental regulation; the risk that internal controls and procedures might fail or be circumvented; the impact of changing tax laws on the Company’s financial results; the potential impact of climate change and related legislative and regulatory initiatives; the possibility that acquisitions may not produce anticipated results and result in unforeseen integration difficulties; the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas; the volatility of our stock price and our dependence on the soundness of other financial institutions; and other risk factors described from time to time in the Company’s public filings, including, but not limited to, the Company’s most recent Annual Report on Form 10-K. Relative to the Company’s dividend policy, the payment of cash dividends is subject to the discretion of the Board of Directors and will be determined in light of then-current conditions, including the Company’s earnings, leverage, operations, financial conditions, capital requirements and other factors deemed relevant by the Board of Directors. In the future, the Board of Directors may change the Company’s dividend policy, including the frequency or amount of any dividend, in light of then-existing conditions.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash and due from banks	$18,557	$12,987
Interest-bearing deposits in banks	41,685	37,292
Total cash and cash equivalents	60,242	50,279
Federal funds sold	5,532	9,475
Investment securities available-for-sale, at fair value	125,380	135,565
Investment securities held-to-maturity, at amortized cost	983	1,104
Federal Home Loan Bank stock, at cost	1,494	1,201
Loans and leases held for investment	822,941	821,791
Less allowance for credit losses on loans and leases	10,436	10,507
Net loans and leases held for investment	812,505	811,284
Premises and equipment, net of accumulated depreciation	25,041	24,398
Cash surrender value of bank-owned life insurance	16,788	16,702
Accrued interest receivable	4,148	3,976
Goodwill and core deposit intangible, net	7,569	7,606
Other real estate owned	572	602
Other assets	10,287	10,748
Total assets	$1,070,541	$1,072,940
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$142,944	$153,591
Interest-bearing	800,324	796,600
Total deposits	943,268	950,191
Accrued interest expense	1,714	2,030
Other liabilities	7,416	9,327
Short-term borrowings	15,000	10,000
Long-term borrowings	10,817	10,799
Total liabilities	978,215	982,347
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,794,911 and 7,738,201 shares issued, respectively; 5,787,441 and 5,735,075 shares outstanding, respectively	75	75
Additional paid-in capital	15,122	14,972
Accumulated other comprehensive loss, net of tax	(6,621)	(6,431)
Retained earnings	111,777	109,959
Less treasury stock: 2,007,470 and 2,003,126 shares at cost, respectively	(28,027)	(27,982)
Total shareholders’ equity	92,326	90,593
Total liabilities and shareholders’ equity	$1,070,541	$1,072,940

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)
Interest income:
Interest and fees on loans	$12,853	$10,982
Interest on investment securities	865	683
Interest on deposits in banks	452	238
Other	107	57
Total interest income	14,277	11,960
Interest expense:
Interest on deposits	5,099	2,137
Interest on borrowings	138	389
Total interest expense	5,237	2,526
Net interest income	9,040	9,434
Provision for credit losses	—	269
Net interest income after provision for credit losses	9,040	9,165
Non-interest income:
Service and other charges on deposit accounts	299	285
Lease income	257	231
Other income, net	309	313
Total non-interest income	865	829
Non-interest expense:
Salaries and employee benefits	4,088	4,222
Net occupancy and equipment	894	835
Computer services	443	421
Insurance expense and assessments	391	327
Fees for professional services	341	245
Other expense	990	1,220
Total non-interest expense	7,147	7,270
Income before income taxes	2,758	2,724
Provision for income taxes	651	652
Net income	$2,107	$2,072
Basic net income per share	$0.36	$0.35
Diluted net income per share	$0.34	$0.33
Dividends per share	$0.05	$0.05

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)
Net income	$2,107	$2,072
Other comprehensive income (loss):
Unrealized holding losses on securities available-for-sale arising during period, net of tax benefit of $24, and $105, respectively	(73)	(313)
Unrealized holding losses arising during the period on effective cash flow hedge derivatives, net of tax benefit of $0 and $18, respectively	—	(50)
Reclassification adjustments on cash flow hedge derivatives realized in net income, net of tax benefit of $39 and $37, respectively	(117)	(110)
Other comprehensive loss	(190)	(473)
Total comprehensive income	$1,917	$1,599

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the three months ended March 31, 2024 and 2023 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, December 31, 2022	5,812,258	$75	$14,510	$(7,241)	$104,460	$(26,669)	$85,135
Net income	—	—	—	—	2,072	—	2,072
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(313)	—	—	(313)
Net change in fair value of derivative instruments, net of tax	—	—	—	(160)	—	—	(160)
Dividends declared: $.05 per share	—	—	—	—	(294)	—	(294)
Impact of stock-based compensation plans, net	54,608	—	153	—	—	(25)	128
Impact of adopting current expected credit loss accounting model, net of tax		—	—	—	(1,811)		(1,811)
Balance, March 31, 2023	5,866,866	$75	$14,663	$(7,714)	$104,427	$(26,694)	$84,757

Balance, December 31, 2023	5,735,075	$75	$14,972	$(6,431)	$109,959	$(27,982)	$90,593
Net income					2,107		2,107
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(73)	—	—	(73)
Net change in fair value of derivative instruments, net of tax	—	—	—	(117)	—	—	(117)
Dividends declared: $.05 per share	—	—	—	—	(289)	—	(289)
Impact of stock-based compensation plans, net	52,366	—	150	—	—	(45)	105
Balance, March 31, 2024	5,787,441	$75	$15,122	$(6,621)	$111,777	$(28,027)	$92,326

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net income	$2,107	$2,072
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	391	412
Provision for credit losses	—	269
Deferred income tax expense (benefit)	395	(427)
Proceeds from settlement of derivative contracts	—	2,166
Reclassification of unrealized gains on terminated derivative contracts	(313)	(227)
Stock-based compensation expense	157	153
Net (accretion) amortization of securities	(36)	16
Amortization of intangible assets	37	55
Net loss on premises and equipment and other real estate	374	249
Changes in assets and liabilities:
Increase in fair value of derivatives not designated as hedging instruments	(75)	—
Increase in cash surrender value of bank owned life insurance	(86)	(73)
(Increase) decrease in accrued interest receivable	(172)	113
Decrease (increase) in other assets	136	(448)
(Decrease) increase in accrued interest expense	(316)	234
Decrease in other liabilities	(1,774)	(979)
Net cash provided by operating activities	825	3,585
Cash flows from investing activities:
Net decrease in federal funds sold	3,943	1,505
Purchases of investment securities, available-for-sale	(5,791)	—
Proceeds from maturities and prepayments of investment securities, available-for-sale	15,915	3,355
Proceeds from maturities and prepayments of investment securities, held-to-maturity	121	179
Net increase in Federal Home Loan Bank stock	(293)	(231)
Net increase in loans	(1,820)	(2,610)
Proceeds from the sale of premises and equipment and other real estate	294	128
Purchases of premises and equipment	(967)	(139)
Net cash provided by investing activities	11,402	2,187
Cash flows from financing activities:
Net (decrease) increase in deposits	(6,923)	27,860
Net increase in short-term borrowings	5,000	4,962
Net share-based compensation transactions	(52)	(25)
Dividends paid	(289)	(294)
Net cash (used in) provided by financing activities	(2,264)	32,503
Net increase in cash and cash equivalents	9,963	38,275
Cash and cash equivalents, beginning of period	50,279	30,152
Cash and cash equivalents, end of period	$60,242	$68,427
Supplemental disclosures:
Cash paid for:
Interest	$5,553	$2,292
Income taxes	765	1,020
Non-cash transactions:
Assets acquired in settlement of loans	364	490

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
GENERAL

First US Bancshares, Inc., a Delaware corporation (“Bancshares” and, together with its subsidiary, the “Company”), is a bank holding company formed in 1983 registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancshares operates one wholly owned banking subsidiary, First US Bank, an Alabama banking corporation (the “Bank”). Bancshares and the Bank are headquartered in Birmingham, Alabama. Previously, the Bank operated two wholly owned subsidiaries, Acceptance Loan Company and FUSB Reinsurance, Inc., both of which were legally dissolved in 2023, and all remaining assets and liabilities of these entities were transferred to the Bank prior to December 31, 2023.

The Bank conducts a general commercial banking business and offers banking services such as demand, savings, individual retirement account and time deposits, personal and commercial loans, safe deposit box services and remote deposit capture. The Bank operates and serves its customers through 15 full-service banking offices located in Birmingham, Butler, Calera, Centreville, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill, Virginia; as well as loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area. The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals. The Bank also performs indirect lending through third-party retailers and currently conducts this lending in 17 states, including Alabama, Arkansas, Florida, Georgia, Indiana, Iowa, Kansas, Kentucky, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia. The Bank is the Company’s only reportable operating segment upon which management makes decisions regarding how to allocate resources and assess performance.

The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2024. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2023 (the "Company's 2023 Form 10-K").

2.
BASIS OF PRESENTATION

Reclassification

Certain amounts in the prior period consolidated financial statements and the notes to the prior period consolidated financial statements have been reclassified to conform to the 2024 presentation. These reclassifications had no effect on the Company’s results of operations, financial position or net cash flow.

Summary of Significant Accounting Policies

Certain significant accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s 2023 Form 10-K.

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

The following table reflects the weighted average shares used to calculate basic and diluted net income per share for the periods presented.

	Three Months Ended
	March 31,
	2024	2023
Weighted average shares outstanding	5,760,962	5,839,562
Weighted average director stock equivalent shares	113,519	114,783
Basic shares	5,874,481	5,954,345
Dilutive shares	402,650	419,650
Diluted shares	6,277,131	6,373,995

	Three Months Ended
	March 31,
	2024	2023
	(Dollars in Thousands, Except Per Share Data)
Net income	$2,107	$2,072
Basic net income per share	$0.36	$0.35
Diluted net income per share	$0.34	$0.33

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

Accounting Standards Not Yet Adopted

The following table provides a description of recent accounting standards that have not yet been adopted as of March 31, 2024.

Standard	Description	Required Date of Adoption	Effect on Financial Statements or other significant matters
ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative

This Update incorporates into the Codification 14 of the 27 disclosures referred by the SEC in Release No. 33-10532, Disclosure Update and Simplification. This update clarifies and improves the disclosure and presentation requirements of a variety of Topics in the Codification to align with the SEC's regulations.

		The date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective.	The adoption of this guidance is not likely to have a material impact. Management will continue to evaluate through date of adoption.

ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures

The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.

		January 1, 2025	The adoption of this guidance is not likely to have a material impact. Management will continue to evaluate through date of adoption.

3.
INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of March 31, 2024 and December 31, 2023 were as follows:

	Available-for-Sale
	March 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$45,179	$460	$(3,086)	$42,553
Commercial	14,610	3	(334)	14,279
Obligations of U.S. government-sponsored agencies	11,645	84	(720)	11,009
Obligations of states and political subdivisions	1,610	—	(65)	1,545
Corporate notes	17,752	—	(2,909)	14,843
U.S. Treasury securities	44,009	—	(2,858)	41,151
Total	$134,805	$547	$(9,972)	$125,380

	Held-to-Maturity
	March 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$468	$—	$(20)	$448
Obligations of U.S. government-sponsored agencies	462	—	(36)	426
Obligations of states and political subdivisions	53	—	(6)	47
Total	$983	$—	$(62)	$921

	Available-for-Sale
	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$47,221	$580	$(3,073)	$44,728
Commercial	9,446	—	(406)	9,040
Obligations of U.S. government-sponsored agencies	11,849	158	(727)	11,280
Obligations of states and political subdivisions	1,621	—	(63)	1,558
Corporate notes	17,757	—	(2,800)	14,957
U.S. Treasury securities	56,999	—	(2,997)	54,002
Total	$144,893	$738	$(10,066)	$135,565

	Held-to-Maturity
	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$575	$—	$(22)	$553
Obligations of U.S. government-sponsored agencies	471	—	(34)	437
Obligations of states and political subdivisions	58	—	(7)	51
Total	$1,104	$—	$(63)	$1,041

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of March 31, 2024 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$3,989	$3,878	$—	$—
Maturing after one to five years	50,154	46,853	184	176
Maturing after five to ten years	54,852	48,970	618	579
Maturing after ten years	25,810	25,679	181	166
Total	$134,805	$125,380	$983	$921

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following tables reflect gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2024 and December 31, 2023.

	Available-for-Sale
	March 31, 2024
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$190	$(5)	$33,610	$(3,081)
Commercial	5,780	(12)	7,883	(322)
Obligations of U.S. government-sponsored agencies	—	—	4,372	(720)
Obligations of states and political subdivisions	—	—	1,545	(65)
Corporate notes	—	—	14,843	(2,909)
U.S. Treasury securities	—	—	41,151	(2,858)
Total	$5,970	$(17)	$103,404	$(9,955)

	Held-to-Maturity
	March 31, 2024
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$448	$(20)
Obligations of U.S. government-sponsored agencies	—	—	426	(36)
Obligations of states and political subdivisions	—	—	47	(6)
Total	$—	$—	$921	$(62)

	Available-for-Sale
	December 31, 2023
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$94	$(1)	$35,584	$(3,072)
Commercial	600	(5)	8,408	(401)
Obligations of U.S. government-sponsored agencies	—	—	4,367	(727)
Obligations of states and political subdivisions	—	—	1,558	(63)
Corporate notes	771	(229)	14,186	(2,571)
U.S. Treasury securities	—	—	54,002	(2,997)
Total	$1,465	$(235)	$118,105	$(9,831)

	Held-to-Maturity
	December 31, 2023
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$553	$(22)
Obligations of U.S. government-sponsored agencies	—	—	437	(34)
Obligations of states and political subdivisions	—	—	51	(7)
Total	$—	$—	$1,041	$(63)

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

As of March 31, 2024, 102 available-for-sale debt securities had been in a loss position for more than 12 months, and five available-for-sale debt securities had been in a loss position for less than 12 months. As of December 31, 2023, 108 available-for-sale debt securities had been in a loss position for more than 12 months, and three available-for-sale debt securities had been in a loss position for less than 12 months. The increase in the number of debt securities in a loss position for greater than 12 months was due to the sustained higher interest rate environment during the three months ended March 31, 2024. As of March 31, 2024, the Company had the current intent and ability to retain its investments for a period of time that management believes to be sufficient to allow for any anticipated recovery of fair value. As of March 31, 2024 and December 31, 2023, the losses for all available-for-sale securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Accordingly, no allowance for credit losses was considered necessary related to available-for-sale securities as of March 31, 2024 or December 31, 2023.

Held-to-Maturity Considerations

Effective January 1, 2023, the Company adopted the CECL accounting model to evaluate credit losses in the held-to-maturity investment portfolio. Each quarter, management evaluates the portfolio on a collective basis by major security type to determine whether an allowance for credit losses is needed. Qualitative factors are used in the Company’s credit loss assessments, including current and forecasted economic conditions, the characteristics of the debt issuer, and the historic ability of the issuer to make contractual principal and interest payments. Specifically, with regard to mortgage-backed securities or obligations of U.S. government sponsored agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are either backed by the full faith and credit of the U.S. government or the agency. With regard to obligations of states and political subdivisions, management considers issuer bond ratings, historical loss rates for given bond ratings, and whether the issuers continue to make timely principal and interest payments under contractual terms of the securities. Based on these evaluations, no allowance for credit losses was recorded by the Company for the held-to-maturity investment portfolio as of March 31, 2024 or December 31, 2023.

Pledged Securities

Investment securities with a carrying value of $47.2 million and $41.4 million as of March 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes.
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

Branch retail – This portfolio segment includes loans secured by collateral purchased by consumers at retail stores with whom the Company previously had an established relationship to provide financing for the retail products sold if applicable underwriting standards were met. The collateral securing these loans generally includes personal property items such as furniture, ATVs and home appliances. Loans in this category are no longer being funded, and therefore, the portfolio balance will continue to decrease.

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

As of March 31, 2024 and December 31, 2023, the composition of the loan portfolio by portfolio segment was as follows:

	March 31, 2024	December 31, 2023
Real estate loans:
Construction, land development and other land loans	$102,282	$88,140
Secured by 1-4 family residential properties	74,361	76,200
Secured by multi-family residential properties	62,145	62,397
Secured by non-farm, non-residential properties	212,465	213,586
Commercial and industrial loans and leases (1)	57,112	60,515
Consumer loans:
Direct	5,590	5,938
Branch retail	7,794	8,670
Indirect	301,192	306,345
Total loans	822,941	821,791
Allowance for credit losses on loans and leases	10,436	10,507
Net loans	$812,505	$811,284

(1)
Includes equipment financing leases, which totaled $12.5 million and $12.6 million as of March 31, 2024 and December 31, 2023, respectively.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 54.8% and 53.6% of the portfolio was concentrated in loans secured by real estate as of March 31, 2024 and December 31, 2023, respectively.

Loans with a carrying value of $97.3 million and $98.6 million were pledged as collateral to secure Federal Home Loan Bank (“FHLB”) borrowings as of March 31, 2024 and December 31, 2023, respectively. In addition, loans with a carrying value of $288.4 million and $294.4 million were pledged to secure borrowings with the Federal Reserve Bank ("FRB") as of March 31, 2024 and December 31, 2023, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments were $1.4 million as of both March 31, 2024 and December 31, 2023. During the three months ended March 31, 2024, there were no new loans to these parties and no repayments made. During the year ended December 31, 2023, there were new loans of $1.3 million to these parties, and no repayments made by active related parties.

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

Allowance for Credit Losses on Loans and Leases

The Company records the allowance for credit losses on loans and leases as a contra-asset valuation account that is deducted from the amortized cost basis of loans and leases held for investment. Loans are charged off against the allowance when management believes that the uncollectibility of a loan balance is confirmed. Recoveries of previously charged off loans are also recorded to the allowance when collected. As of each quarter-end date, the Company evaluates the appropriateness of the allowance for credit losses on loans and leases and adjusts the allowance through the provision for (recovery of) credit losses.

Determining the appropriateness of the allowance for credit losses on loans and leases is complex and requires judgment by management about the effects of matters that are inherently uncertain. The level of the allowance is influenced by loan and lease volumes and mix, historical credit loss experience, estimated remaining life of portfolio segments, asset quality characteristics, delinquency status, and other conditions including reasonable and supportable forecasts of economic conditions and qualitative adjustment factors based on management’s understanding of various attributes that could impact life-of-loan losses as of the balance sheet date. The methodology to estimate losses includes two basic components: (1) an asset-specific component for individual loans that do not share similar risk characteristics with other loans, and (2) a pooled component for estimated expected credit losses for loans that share similar risk characteristics.

Loans that do not share risk characteristics with other loans are evaluated on an individual basis. The process for determining whether a loan should be evaluated on an individual basis begins with a determination of credit rating. All loans graded by management as substandard or worse with a total commitment of $0.5 million or more are evaluated on an individual basis. At management's discretion, other loans may be evaluated, including loans less than $0.5 million, if management determines that the loans exhibit unique risk characteristics. For loans individually evaluated, the allowance is based primarily on the fair value of the underlying collateral, less any estimated costs to sell, as applicable, utilizing independent third-party appraisals, and assessment of borrower guarantees. The fair value is compared to the amortized cost basis of the loan to determine if an allowance for credit losses should be recognized.

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

As of each quarter-end date, the Company estimates expected credit losses on unfunded lending commitments over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded lending commitments is recorded in other liabilities, and adjustments to the allowance are recorded through the provision for (recovery of) credit losses.

Summary of Allowances for Credit Losses

The following tables present changes in the allowance for credit losses on loans and leases, as well as unfunded lending commitments, during the three months ended March 31, 2024 and 2023:

	As of and for the Three Months Ended March 31, 2024
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses on loans and leases:
Beginning balance	$565	$591	$415	$1,425	$513	$64	$436	$6,498	$10,507
Charge-offs	—	(2)	—	—	—	(22)	(22)	(344)	(390)
Recoveries	—	23	—	—	—	100	54	30	207
Provision for (recovery of) credit losses	95	(80)	(15)	(75)	(24)	(74)	(161)	446	112
Allowance for credit losses on loans and leases	$660	$532	$400	$1,350	$489	$68	$307	$6,630	$10,436

Allowance for credit losses on unfunded lending commitments:
Beginning balance	$450	$1	$9	$2	$102	$5	$—	$—	$569
Provision for (recovery of) credit losses on unfunded lending commitments	(100)	(1)	(1)	4	—	(14)	—	—	(112)
Allowance for credit losses on unfunded lending commitments	$350	$—	$8	$6	$102	$(9)	$—	$—	$457

	As of and for the Three Months Ended March 31, 2023
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses on loans and leases:
Beginning balance	$517	$832	$646	$1,970	$919	$866	$518	$3,154	$9,422
Impact of adopting CECL accounting guidance	(94)	(39)	(85)	(147)	(20)	47	628	1,833	2,123
Charge-offs	—	(8)	—	—	—	(215)	(155)	(156)	(534)
Recoveries	—	16	—	—	—	198	77	28	319
Provision for (recovery of) credit losses on loans and leases	97	(32)	(52)	(61)	(117)	(4)	—	438	269
Allowance for credit losses on loans and leases	$520	$769	$509	$1,762	$782	$892	$1,068	$5,297	$11,599

Allowance for credit losses on unfunded lending commitments:
Beginning balance	$—	$—	$—	$—	$—	$—	$—	$—	$—
Impact of adopting CECL accounting guidance	172	39	3	2	—	68	8	—	292
Provision for (recovery of) credit losses on unfunded lending commitments	—	—	—	—	—	—	—	—	—
Allowance for credit losses on unfunded lending commitments	$172	$39	$3	$2	$—	$68	$8	$—	$292

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
•
Doubtful (Risk Grade 8): Loans classified as doubtful have all of the weaknesses found in substandard loans, with the added characteristic that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable or improbable. Serious problems exist such that partial loss of principal is likely; however, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Such pending factors may include proposed merger, acquisition or liquidation procedures, capital injection, perfection of liens on additional collateral and refinancing plans. Loans classified as doubtful may include loans to borrowers that have demonstrated a history of failing to live up to agreements. The Company did not have any loans classified as Doubtful (Risk Grade 8) as of March 31, 2024 or December 31, 2023.
•
Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Company did not have any loans classified as Loss (Risk Grade 9) as of March 31, 2024 or December 31, 2023.

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

The tables below illustrate the carrying amount of loans and leases by credit quality indicator and year of origination as of March 31, 2024:

		March 31, 2024
		Loans at Amortized Cost Basis by Origination Year
		2024	2023	2022	2021	2020	Prior	Total
		(Dollars in Thousands)
Commercial:

Construction, land development and other land loans	Pass	$1,088	$8,391	$47,121	$44,385	$785	$512	$102,282
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$1,088	$8,391	$47,121	$44,385	$785	$512	$102,282

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by multi-family residential properties	Pass	$64	$404	$29,669	$5,909	$5,662	$20,437	$62,145
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$64	$404	$29,669	$5,909	$5,662	$20,437	$62,145

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by non-farm, non-residential properties	Pass	$70	$27,290	$36,186	$24,554	$55,913	$64,971	$208,984
	Special Mention	—	—	314	494	341	406	1,555
	Substandard	—	—	—	72	150	1,704	1,926
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$70	$27,290	$36,500	$25,120	$56,404	$67,081	$212,465

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans and leases	Pass	$1,117	$10,577	$4,901	$14,224	$2,798	$22,741	$56,358
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	114	95	51	494	754
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$1,117	$10,577	$5,015	$14,319	$2,849	$23,235	$57,112

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Total commercial	Pass	$2,339	$46,662	$117,877	$89,072	$65,158	$108,661	$429,769
	Special Mention	—	—	314	494	341	406	1,555
	Substandard	—	—	114	167	201	2,198	2,680
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
		$2,339	$46,662	$118,305	$89,733	$65,700	$111,265	$434,004

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

		March 31, 2024
		Loans at Amortized Cost Basis by Origination Year
		2024	2023	2022	2021	2020	Prior	Total
		(Dollars in Thousands)
Consumer:

Secured by 1-4 family residential properties	Performing	$1,227	$4,109	$18,852	$14,765	$6,596	$27,989	$73,538
	Non-performing	—	—	—	—	—	823	823
	Subtotal	$1,227	$4,109	$18,852	$14,765	$6,596	$28,812	$74,361

	Current period gross charge-offs	$—	$—	$—	$—	$—	$2	$2

Direct	Performing	$706	$2,008	$990	$1,155	$454	$277	$5,590
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$706	$2,008	$990	$1,155	$454	$277	$5,590

	Current period gross charge-offs	$—	$—	$—	$20	$2	$—	$22

Branch retail	Performing	$—	$—	$—	$1,863	$2,466	$3,465	$7,794
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$—	$—	$—	$1,863	$2,466	$3,465	$7,794

	Current period gross charge-offs	$—	$—	$—	$4	$1	$17	$22

Indirect	Performing	$8,815	$84,771	$85,681	$63,593	$48,029	$10,230	$301,119
	Non-performing	—	—	—	54	19	—	73
	Subtotal	$8,815	$84,771	$85,681	$63,647	$48,048	$10,230	$301,192

	Current period gross charge-offs	$—	$—	$83	$99	$109	$53	$344

Total consumer	Performing	$10,748	$90,888	$105,523	$81,376	$57,545	$41,961	$388,041
	Non-performing	—	—	—	54	19	823	896
		$10,748	$90,888	$105,523	$81,430	$57,564	$42,784	$388,937

	Current period gross charge-offs	$—	$—	$83	$123	$112	$72	$390

The tables below illustrate the carrying amount of loans and leases by credit quality indicator and year of origination as of December 31, 2023:

		December 31, 2023
		Loans at Amortized Cost Basis by Origination Year
		2023	2022	2021	2020	2019	Prior	Total
		(Dollars in Thousands)
Commercial:

Construction, land development and other land loans	Pass	$7,913	$37,068	$41,800	$804	$—	$555	$88,140
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$7,913	$37,068	$41,800	$804	$—	$555	$88,140

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by multi-family residential properties	Pass	$407	$29,683	$5,950	$5,676	$7,063	$13,618	$62,397
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$407	$29,683	$5,950	$5,676	$7,063	$13,618	$62,397

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by non-farm, non-residential properties	Pass	$26,521	$36,141	$23,551	$56,404	$18,127	$46,261	$207,005
	Special Mention	—	532	1,776	344	—	1,448	4,100
	Substandard	—	—	—	152	—	2,329	2,481
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$26,521	$36,673	$25,327	$56,900	$18,127	$50,038	$213,586

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans	Pass	$10,948	$6,187	$14,586	$2,593	$1,565	$22,614	$58,493
	Special Mention	—	159	782	174	38	—	1,153
	Substandard	—	116	191	59	260	243	869
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$10,948	$6,462	$15,559	$2,826	$1,863	$22,857	$60,515

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Total commercial	Pass	$45,789	$109,079	$85,887	$65,477	$26,755	$83,048	$416,035
	Special Mention	—	691	2,558	518	38	1,448	5,253
	Substandard	—	116	191	211	260	2,572	3,350
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
		$45,789	$109,886	$88,636	$66,206	$27,053	$87,068	$424,638

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

		December 31, 2023
		Loans at Amortized Cost Basis by Origination Year
		2023	2022	2021	2020	2019	Prior	Total
		(Dollars in Thousands)
Consumer:

Secured by 1-4 family residential properties	Performing	$4,230	$20,172	$14,986	$6,675	$8,950	$20,334	$75,347
	Non-performing	—	—	—	—	—	853	853
	Subtotal	$4,230	$20,172	$14,986	$6,675	$8,950	$21,187	$76,200

	Current period gross charge-offs	$—	$—	$—	$—	$—	$97	$97

Direct consumer	Performing	$2,383	$1,157	$1,485	$575	$225	$113	$5,938
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$2,383	$1,157	$1,485	$575	$225	$113	$5,938

	Current period gross charge-offs	$2	$5	$316	$118	$42	$88	$571

Branch retail	Performing	$—	$—	$2,160	$2,696	$1,572	$2,242	$8,670
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$—	$—	$2,160	$2,696	$1,572	$2,242	$8,670

	Current period gross charge-offs	$—	$—	$108	$140	$57	$140	$445

Indirect consumer	Performing	$88,688	$89,376	$66,147	$50,883	$5,485	$5,712	$306,291
	Non-performing	—	—	54	—	—	—	54
	Subtotal	$88,688	$89,376	$66,201	$50,883	$5,485	$5,712	$306,345

	Current period gross charge-offs	$6	$235	$332	$270	$39	$50	$932

Total consumer:	Performing	$95,301	$110,705	$84,778	$60,829	$16,232	$28,401	$396,246
	Non-performing	—	—	54	—	—	853	907
		$95,301	$110,705	$84,832	$60,829	$16,232	$29,254	$397,153

	Current period gross charge-offs	$8	$240	$756	$528	$138	$375	$2,045

The following table provides an aging analysis of past due loans by class as of March 31, 2024:

	As of March 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$102,282	$102,282	$—
Secured by 1-4 family residential properties	727	—	20	747	73,614	74,361	—
Secured by multi-family residential properties	—	—	—	—	62,145	62,145	—
Secured by non-farm, non-residential properties	—	—	1,289	1,289	211,176	212,465	—
Commercial and industrial loans	37	—	169	206	56,906	57,112	—
Consumer loans:			—
Direct	21	—	—	21	5,569	5,590	—
Branch retail	9	29	—	38	7,756	7,794	—
Indirect	277	82	73	432	300,760	301,192	—
Total	$1,071	$111	$1,551	$2,733	$820,208	$822,941	$—
As a percentage of total loans	0.13%	0.01%	0.19%	0.33%	99.67%	100.00%

The following table provides an aging analysis of past due loans by class as of December 31, 2023:

	As of December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$88,140	$88,140	$—
Secured by 1-4 family residential properties	820	177	23	1,020	75,180	76,200	—
Secured by multi-family residential properties	—	—	—	—	62,397	62,397	—
Secured by non-farm, non-residential properties	—	—	1,302	1,302	212,284	213,586	—
Commercial and industrial loans	89	34	147	270	60,245	60,515	—
Consumer loans:
Direct	42	—	—	42	5,896	5,938	—
Branch retail	39	1	—	40	8,630	8,670	—
Indirect	316	33	54	403	305,942	306,345	—
Total	$1,306	$245	$1,526	$3,077	$818,714	$821,791	$—
As a percentage of total loans	0.15%	0.03%	0.19%	0.37%	99.63%	100.00%

The tables below present the amortized cost of loans on nonaccrual status and loans past due 90 days or more and still accruing interest as of March 31, 2024 and December 31, 2023. Also presented is the balance of loans on nonaccrual status at March 31, 2024 and December 31, 2023 for which there was no related allowance for credit losses recorded.

	Loans on Non-Accrual Status
	March 31, 2024
	(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	859	439	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,289	1,289	—
Commercial and industrial loans	172	51	—
Consumer loans:			—
Direct	—	—	—
Branch retail	—	—	—
Indirect	73	—	—
Total loans	$2,393	$1,779	$—

	Loans on Non-Accrual Status
	December 31, 2023
	(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	891	462	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,302	1,314	—
Commercial and industrial loans	152	77	—
Consumer loans:			—
Direct	—	—	—
Branch retail	—	—	—
Indirect	55	—	—
Total loans	$2,400	$1,853	$—

The following tables present the amortized cost basis of collateral dependent loans as of March 31, 2024 and December 31, 2023, which loans are individually evaluated to determine credit losses:

	March 31, 2024
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	468	—	468
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,705	—	1,705
Commercial and industrial	—	99	99
Direct consumer	—	—	—
Total loans individually evaluated	$2,173	$99	$2,272

	December 31, 2023
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	485	—	485
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,333	—	2,333
Commercial and industrial	—	112	112
Direct consumer	—	—	—
Total loans individually evaluated	$2,818	$112	$2,930

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

From time to time, the Company may modify the terms of loan agreements with borrowers that are experiencing financial difficulties. Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modifications in 2024 or 2023 resulted in the permanent reduction of the recorded investment in the loan.

During the three months ended March 31, 2024 and the year ended December 31, 2023, the Company did not modify any loans to borrowers experiencing financial difficulty, and there were no payment defaults on loans that were modified in the previous twelve months.
5.
OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
	(Dollars in Thousands)
Beginning balance	$602	$686
Additions (1)	—	—
Sales proceeds	—	—
Gross gains	—	—
Gross losses	—	—
Net gains	—	—
Impairment	(30)	(69)
Ending balance	$572	$617

(1)
Additions to other real estate owned (“OREO”) may include transfers from loans, transfers from closed branches, and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was zero and $20 thousand as of March 31, 2024 and March 31, 2023, respectively. In addition, the Company held $20 thousand and zero in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of March 31, 2024 and 2023, respectively.

Repossessed Assets

The Company also acquires assets through the repossession of the underlying collateral of loans in default. The following table summarizes repossessed asset activity as of the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
	(Dollars in Thousands)
Beginning balance	$435	$83
Transfers from loans	364	490
Sales proceeds	(294)	(128)
Gross gains	—	—
Gross losses	(344)	(180)
Net losses	(344)	(180)
Impairment	—	—
Ending balance	$161	$265

Repossessed assets are included in Other Assets in the Company’s condensed consolidated balance sheets.

6.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the fair value of goodwill is lower than its carrying amount, goodwill must be written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill totaled $7.4 million as of both March 31, 2024 and December 31, 2023. Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2024 or the year ended December 31, 2023.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. No write-downs of core deposit premiums were recorded by the Company during the three months ended March 31, 2024 or the year ended December 31, 2023.

The Company’s goodwill and other intangible assets (carrying basis and accumulated amortization) as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
	(Dollars in Thousands)
Goodwill	$7,435	$7,435
Core deposit intangible:
Gross carrying amount	2,048	2,048
Accumulated amortization	(1,914)	(1,877)
Core deposit intangible, net	134	171
Total	$7,569	$7,606

The Company’s estimated remaining amortization expense on intangible assets as of March 31, 2024 was as follows:

Amortization Expense
(Dollars in Thousands)
2024	$85
2025	49
Total	$134

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

•
Federal funds purchased, which represent unsecured lines of credit that generally mature within one to 90 days, are available to the Bank through arrangements with correspondent banks and the FRB. As of both March 31, 2024 and December 31, 2023, there were no federal funds purchased outstanding.
•
Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. There were no securities sold under repurchase agreements as of both March 31, 2024 and December 31, 2023.
•
Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of March 31, 2024 and December 31, 2023, the Bank had $15.0 million and $10.0 million, respectively, in outstanding FHLB advances with original maturities of less than one year.

Long-Term Borrowings

FHLB Advances

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both March 31, 2024 and December 31, 2023, the Company did not have any long-term FHLB advances outstanding.

Subordinated Debt

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031 (the “Notes”). The Notes bear interest at a rate of 3.50% per annum for the first five years, after which the interest rate will be reset quarterly to a benchmark interest rate per annum which, subject to certain conditions provided in the Notes, will be equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 275 basis points. The Company used the net proceeds of the Notes for general corporate purposes, which included repurchasing of the Company’s common stock, and supporting organic growth plans, including the maintenance of the Bank's capital ratios. Net of unamortized debt issuance costs, the Notes were recorded as long-term borrowings totaling $10.8 million and $10.7 million as of March 31, 2024 and December 31, 2023, respectively. The table below provides additional information related to the Notes as of and for the three months ended March 31, 2024 and 2023.

	March 31,	March 31,
	2024	2023
	(Dollars in Thousands)
Balance at period-end	$10,817	$10,744
Average balance during the period	$10,811	$10,738
Maximum month-end balance during the period	$10,817	$10,744
Average rate paid during the period, including amortization of debt issuance costs	4.20%	4.20%
Weighted average remaining maturity (in years)	7.50	8.50

Available Credit

As an additional funding source, the Company has available unused lines of credit with correspondent banks, the FRB and the FHLB. Certain of these funding sources are subject to underlying collateral. As of March 31, 2024 and December 31, 2023, the Company’s available unused lines of credit consisted of the following:

Available Unused Lines of Credit	Collateral Requirements	March 31, 2024	December 31, 2023
Correspondent banks	None	$48.0 million	$48.0 million
FHLB advances (1)	Subject to collateral	$276.8 million	$279.4 million
FRB (2)	Subject to collateral	$158.8 million	$161.7 million

(1)
These amounts represent the total remaining credit the Company has from the FHLB, but this credit can only be utilized to the extent that underlying collateral exists. The total lendable collateral value of assets pledged (including loans and investment securities) associated with FHLB advances and letters of credit totaled $60.9 million and $61.7 million as of March 31, 2024 and December 31, 2023, respectively. The Company’s collateral exposure with the FHLB in the form of advances and letters of credit was $45.0 million and $40.0 million as of March 31, 2024 and December 31, 2023, respectively, leaving an excess of collateral of $15.9 million and $21.7 million, respectively, available to utilize for additional credit as of the respective dates. The Company also has the ability to pledge additional assets to increase the availability of borrowings.

(2)
The Company has access to the FRB's discount window, which allows borrowing on pledged collateral that includes eligible investment securities and loans under 90-day terms. The amounts shown in the table represent the Company's unused borrowing capacity as of the applicable date based on collateral pledged to the FRB's discount window.
8.
INCOME TAXES

The provision for income taxes was $0.7 million for the both the three months ended March 31, 2024 and 2023, respectively. The Company’s effective tax rate was 23.6% and 23.9%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $5.0 million and $5.3 million as of March 31, 2024 and December 31, 2023, respectively. The net deferred tax asset, which is included on the interim condensed consolidated balance sheet in other assets, is impacted by changes in the fair value of securities available-for-sale and cash flow hedges, changes in net operating loss carryforwards, changes in the allowance for credit losses, and other book-to-tax temporary differences. The net deferred tax asset increased by $0.6 million as a result of the cumulative effect adjustment to adopt ASC 326, effective January 1, 2023.

9.
DEFERRED COMPENSATION PLANS

Supplemental Retirement Benefits

The Company has entered into supplemental retirement compensation benefits agreements with certain directors and former executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $2.9 million as of both March 31, 2024 and December 31, 2023.

Non-Employee Directors' Deferred Compensation Plan

Non-employee directors may elect to defer payment of all or any portion of their director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock, as applicable. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of March 31, 2024 and December 31, 2023, a total of 114,949 and 113,042 shares of Bancshares common stock, respectively, were being held as stock equivalents in connection with the Deferral Plan. All deferred fees and shares of Bancshares common stock are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity as additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

10.
STOCK AWARDS

In 2013, Bancshares’ shareholders authorized the Company, under the direction of the Compensation Committee of the Board of Directors, to provide share-based compensation awards to eligible employees, directors and consultants of the Company and its affiliates pursuant to the 2013 Incentive Plan. Available award types included stock options, stock appreciation rights, restricted stock and restricted stock units, and performance share awards. The 2013 Incentive Plan, as amended in 2019, expired in March 2023. In April 2023, Bancshares’ shareholders approved the 2023 Incentive Plan, which authorizes the Compensation Committee to grant substantially the same types of share-based awards to eligible employees, directors and consultants. Collectively, the 2013 Incentive Plan and the 2023 Incentive Plan are herein referred to as the Company’s “Incentive Plan.” In accordance with the Incentive Plan, shares of common stock available for issuance pursuant to the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Since the origination of the Incentive Plan, through March 31, 2024, only stock options and restricted stock have been granted. Stock-based compensation expense related to stock awards totaled $0.1 million for both the three months ended March 31, 2024 and 2023, respectively.

Stock Options

Stock option awards have been granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms. The Company recognizes the cost of services received in exchange for stock option awards based on the grant date fair value of the award, with compensation expense recognized on a straight-line basis over the award’s vesting period. The fair value of outstanding awards was determined using the Black-Scholes option pricing model. The Company did not grant any stock option awards during the three months ended March 31, 2024 or 2023.

The following table summarizes the Company’s stock option activity for the periods presented.

	Three Months Ended
	March 31, 2024		March 31, 2023
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	411,900	$9.77	419,650	$9.79
Granted	—	—	—	—
Exercised	8,750	8.09	—	—
Expired	500	8.00	—	—
Forfeited	—	—	—	—
Options outstanding, end of period	402,650	$9.81	419,650	$9.79
Options exercisable, end of period	402,650	$9.81	419,650	$9.79

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was $0.2 million and zero as of March 31, 2024 and 2023, respectively.

Restricted Stock

During the three months ended March 31, 2024 and 2023, 55,300 shares and 57,300 shares, respectively, of restricted stock were granted. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

11.
LEASES

The Company is involved in a number of operating leases, primarily for branch locations. Branch leases have remaining lease terms ranging from one year to nine years, some of which include options to extend the leases for up to five years, and some of which include an option to terminate the lease within one year. The Company also leases certain office facilities to third parties and classifies these leases as operating leases.

The following table provides a summary of the components of lease income and expense, as well as the reporting location in the interim condensed consolidated statements of operations, for the three months ended March 31, 2024 and 2023:

	Location in the Condensed	Three Months Ended
	Consolidated Statements of Operations	March 31, 2024	March 31, 2023
		(Dollars in Thousands)
Operating lease income (1)	Lease income	$257	$234
Operating lease expense (2)	Net occupancy and equipment	$156	$108

(1)
Operating lease income includes rental income from owned properties
(2)
Includes short-term lease costs. For the three months ended March 31, 2024 and 2023, short-term lease costs were nominal in amount.

The following table provides supplemental lease information for operating leases on the interim condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023:

	Location in the Condensed
	Consolidated Balance Sheet	March 31, 2024	December 31, 2023
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$1,940	$2,019
Operating lease liabilities	Other liabilities	$1,980	$2,055
Weighted-average remaining lease term (in years)		6.12	6.37
Weighted-average discount rate		4.10%	4.10%

The following table provides supplemental lease information for the interim condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$98	$107

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of March 31, 2024:

Minimum Rental Payments
(Dollars in Thousands)
2024	$297
2025	295
2026	302
2027	308
2028	269
2029 and thereafter	930
Total future minimum lease payments	$2,401
Less: Imputed interest	421
Total operating lease liabilities	$1,980

12.
DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative instruments to minimize unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company’s interest rate risk management strategy generally involves modifying the repricing characteristics of certain assets and liabilities to mitigate negative impacts on net interest margin and/or cash flow. Derivative instruments utilized by the Company generally include interest rate swap contracts or option contracts, such as caps and floors. The fair values of derivative instruments are carried in the Company’s consolidated balance sheets as assets and/or liabilities. The Company does not use derivatives for speculative purposes and generally enters into transactions that have a qualifying hedge relationship. When hedge accounting is used, derivatives are classified as either cash flow hedges or fair value hedges. The Company may also enter into derivative contracts that are not designated as hedges in order to mitigate economic risks or risks associated with volatility in connection with customer derivative transactions.

As of March 31, 2024, the Company had active hedges in place that were receiving hedge accounting treatment, as well as derivative instruments that were not receiving hedge accounting treatment. In addition, the Company’s net interest income continued to benefit from certain derivative contracts that were terminated in prior periods, but that were originally designated for hedge accounting purposes. In accordance with original hedge relationship, unrealized gains recorded upon termination are being reclassified to interest income or interest expense over the original terms of the derivative contracts.

Active Hedges

In June 2023, the Company entered into three forward interest rate swap contracts on a pool of fixed rate indirect consumer loans. Each of the three contracts has a $10.0 million notional amount, or $30 million in aggregate. The interest rate swaps were designated as derivative instruments in fair value hedges with the objective of effectively converting a pool of fixed rate indirect consumer loans to a variable rate throughout the hedge durations in accordance with the portfolio layer method. Under the contractual arrangements, for each swap, the Company pays a fixed interest rate and receives a variable interest rate based on the SOFR, on the notional amounts, with monthly net settlements. The three swap contracts are scheduled to terminate at different maturity dates, including December 1, 2025, December 1, 2026, and June 1, 2027. As of both March 31, 2024 and December 31, 2023, the hedge relationships for all three swaps were designated effective, and accordingly, changes in the fair value of the contracts were included as adjustment to the underlying fixed rate consumer loans.

Hedges Terminated in 2023

In February 2023, the Company voluntarily terminated four interest rates swap contracts, each with notional amounts of $10.0 million, or an aggregate amount of $40.0 million. Two of the swaps were previously designated as cash flow hedges, while two were previously designated as fair value hedges. The termination of the cash flow hedges resulted in a net unrealized gain totaling $1.1 million. The unrealized gain was initially recorded in accumulated other comprehensive income, net of tax, and is being reclassified to reduce interest expense over the original terms of the swap contracts. Remaining unrealized gains associated with these terminated cash flow hedges totaled $0.5 million and $0.7 million as of March 31, 2024 and December 31, 2023, respectively. The termination of the fair value hedges resulted in an unrealized gain totaling $1.0 million which is being reclassified to increase interest income over the original terms of the swap contracts. Remaining unrealized gains associated with the fair value hedges totaled $0.3 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively.

Hedge Terminated in 2022

In May 2022, the Company voluntarily terminated one interest rate swap contract with a notional amount of $10.0 million. The swap was previously designated as a cash flow hedge. The termination resulted in a net unrealized gain of $0.3 million. The unrealized gain was initially recorded in accumulated other comprehensive income, net of tax, and is being reclassified to reduce interest expense over the original term of the swap contract. Remaining unrealized gains associated with this terminated cash flow hedge totaled $48 thousand and $84 thousand as of March 31, 2024 and December 31, 2023, respectively.

Derivatives Not Designated as Hedging Instruments

In March 2024, the Company entered into two interest rate floor contracts, each with a notional amount of $25 million, or $50 million in aggregate. The interest rate floor contracts were not designated as hedging instruments, and accordingly, changes in the fair value of the contracts are being recorded as non-interest income or expense. Both of the derivative contracts are intended to mitigate the Company’s risk of loss associated with shifts downward in the SOFR. One of the contracts will provide cash flow to the Company in the event the SOFR decreases below 4.0% before the contract’s designated termination date of March 27, 2025, while the other contract will provide cash flow to the Company in the event the SOFR decreases below 3.0% prior to the contract’s designated termination date of March 27, 2026.

Presentation

The table below reflects the notional amount and fair value of active derivative instruments included on the Company’s consolidated balance sheets on a net basis as of March 31, 2024 and December 31, 2023.

	As of March 31, 2024		As of December 31, 2023
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
	Amount	Gain (Loss) (1)	Amount	Gain (Loss) (1)
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to fixed rate indirect consumer loans	$30,000	$273	$30,000	$(119)
Total fair value hedges		273		(119)
Total derivatives designated as hedging instruments, net		273		(119)
Derivatives not designated as hedging instruments:
Interest rate floors	$50,000	75	$—	—
Total derivatives not designated as hedging instruments, net		$75		$—

(1)
Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities in the consolidated balance sheets.

The following table presents the net effects of derivative instruments on the Company’s interim condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023. The effects, which include the reclassification of unrealized gains on terminated swap contracts, are presented as either an increase or decrease to income before income taxes in the relevant caption of the Company’s interim condensed consolidated statements of operations.

Location in the Condensed		Three Months Ended
Consolidated Statements of Operations		March 31, 2024	March 31, 2023
		(Dollars in Thousands)
Interest income	Interest and fees on loans	$260	$168
Interest expense	Interest on deposits	120	136
Interest expense	Interest on borrowings	36	36
Non-interest expense	Other non-interest expense	(24)	-
	Net increase (decrease) to income before income taxes	$392	$340

13.
OTHER OPERATING INCOME AND EXPENSE

Other Operating Income

Other operating income for the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(Dollars in Thousands)
Bank-owned life insurance	$131	$114
ATM fee income	85	112
Other income	93	87
Total	$309	$313

Other Operating Expense

Other operating expense for the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(Dollars in Thousands)
Postage, stationery and supplies	$178	$161
Telephone/data communication	192	169
Collection and recoveries	26	91
Directors fees	96	95
Software amortization	90	124
Other real estate/foreclosure expense, net	31	6
Other expense	377	574
Total	$990	$1,220

Other expense for the three months ended March 31, 2024 was reduced by $0.2 million associated with recovery of check fraud losses that were incurred during the fourth quarter of 2023.

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

	March 31, 2024	December 31, 2023
	(Dollars in Thousands)
Standby letters of credit	$—	$—
Standby performance letters of credit	$651	$669
Commitments to extend credit	$125,335	$141,121

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of March 31, 2024 and December 31, 2023, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

At each quarter end date, the Company calculates an allowance for unfunded lending commitments, including those described in the table above. The Company's allowance for unfunded commitments totaled $0.5 million and $0.6 million as of March 31, 2024 and December 31, 2023, respectively. Additional discussion related to the calculation of the allowance for unfunded commitments is included in Note 4, "Loans and Leases".

Self-Insurance

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates a liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies' incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both March 31, 2024 and December 31, 2023. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the three months ended March 31, 2024 or the year ended December 31, 2023.

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

Interest Rate Derivative Contracts

Interest rate derivative contracts are used by the Company to mitigate risk associated with changes in interest rates. The fair value of these contracts is based on information obtained from third-party financial institutions. This information is periodically evaluated by the Company and, as necessary, corroborated against other third-party valuations. The Company classifies these derivative assets within Level 2 of the valuation hierarchy.

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

	Fair Value Measurements as of March 31, 2024 Using
	Totals At March 31, 2024	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$42,553	$—	$42,553	$—
Commercial	14,279	—	14,279	—
Obligations of U.S. government-sponsored agencies	11,009	—	11,009	—
Obligations of states and political subdivisions	1,545	—	1,545	—
Corporate notes	14,843	—	14,843	—
U.S. Treasury securities	41,151	41,151	—	—
Interest rate derivative contracts:
Other assets - interest rate swaps	273	—	273	—
Other assets - interest rate floors	75	—	75	—

	Fair Value Measurements as of December 31, 2023 Using
	Totals At December 31, 2023	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$44,728	$—	$44,728	$—
Commercial	9,040	—	9,040	—
Obligations of U.S. government-sponsored agencies	11,280	—	11,280
Obligations of states and political subdivisions	1,558	—	1,558	—
Corporate notes	14,957		14,957	—
U.S. Treasury securities	54,002	54,002	—	—
Interest rate derivative contracts:
Other liabilities - interest rate swaps	119	—	119	—

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

As of March 31, 2024 and December 31, 2023, included within OREO were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Company that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

The following table presents the balances of impaired loans, OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023:

	Fair Value Measurements as of March 31, 2024 Using
	Totals At March 31, 2024	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$—	$—	$—	$—
OREO and other assets held-for-sale	572	—	—	572

	Fair Value Measurements as of December 31, 2023 Using
	Totals At December 31, 2023	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$51	$—	$—	$51
OREO and other assets held-for-sale	602	—	—	602

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following tables present information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2024 and December 31, 2023. The tables includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of March 31, 2024 and December 31, 2023 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value March 31, 2024	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$—	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	9.5%

OREO and other assets held-for-sale	$572	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	9.5%

	Level 3 Significant Unobservable Input Assumptions
	Fair Value December 31, 2023	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$51	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	9.5%

OREO and other assets held-for-sale	$602	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	9.5%

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

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$60,242	$60,242	$60,242	$—	$—
Investment securities available-for-sale	125,380	125,380	41,151	84,229	—
Investment securities held-to-maturity	983	921	—	921	—
Federal funds sold	5,532	5,532	—	5,532	—
Federal Home Loan Bank stock	1,494	1,494	—	—	1,494
Loans, net of allowance for credit losses	812,505	771,776	—	—	771,776
Other assets - interest rate swaps	273	273	—	273	—
Other assets - interest rate floors	75	75	—	75	—
Liabilities:
Deposits	943,268	873,743	—	873,743	—
Short-term borrowings	15,000	15,000	—	15,000	—
Long-term borrowings	10,817	9,560	—	9,560	—

	December 31, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$50,279	$50,279	$50,279	$—	$—
Investment securities available-for-sale	135,565	135,565	54,002	81,563	—
Investment securities held-to-maturity	1,104	1,041	—	1,041	—
Federal funds sold	9,475	9,475	—	9,475	—
Federal Home Loan Bank stock	1,201	1,201	—	—	1,201
Loans, net of allowance for loan and lease losses	811,284	773,800	—	—	773,800
Liabilities:
Deposits	950,191	882,746	—	882,746	—
Short-term borrowings	10,000	10,000	—	10,000	—
Long-term borrowings	10,799	9,814		9,814
Other liabilities - interest rate swaps	119	119		119

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares” and, together with its subsidiary, the “Company”), is a bank holding company formed in 1983 registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancshares operates one wholly owned banking subsidiary, First US Bank, an Alabama banking corporation (the “Bank”). Bancshares and the Bank are headquartered in Birmingham, Alabama. Previously, the Bank operated two wholly owned subsidiaries, Acceptance Loan Company and FUSB Reinsurance, Inc., both of which were legally dissolved in 2023, and all remaining assets and liabilities of these entities were transferred to the Bank prior to December 31, 2023.

The Bank conducts a general commercial banking business and offers banking services such as demand, savings, individual retirement account and time deposits, personal and commercial loans, safe deposit box services and remote deposit capture. The Bank operates and serves its customers through 15 full-service banking offices located in Birmingham, Butler, Calera, Centreville, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill, Virginia; as well as loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area. The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals. The Bank also performs indirect lending through third-party retailers and currently conducts this lending in 17 states, including Alabama, Arkansas, Florida, Georgia, Indiana, Iowa, Kansas, Kentucky, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia. The Bank is the Company’s only reportable operating segment upon which management makes decisions regarding how to allocate resources and assess performance.

Delivery of the best possible financial services to customers remains an overall operational focus of the Company. The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 154 full-time equivalent employees (as of March 31, 2024), to ensure customer satisfaction and convenience.

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with critical accounting estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general banking practices. A description of the Company's critical accounting estimates, which significantly affect the determination of the Company’s consolidated financial position, results of operations and cash flows, is set forth in Part II, Item 7 - Critical Accounting Estimates in the Company's 2023 Form 10-K.

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of March 31, 2024 to December 31, 2023, while comparing income and expense for the three months ended March 31, 2024 and 2023. All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's 2023 Form 10-K. As used in the following discussion, the words “we,” “us,” “our” and the “Company” refer to Bancshares and its consolidated subsidiaries, unless the context indicates otherwise.

RECENT MARKET CONDITIONS

During the three months ended March 31, 2024, the banking industry continued to be impacted by economic volatility that has persisted since early 2023. Following a reduction in January 2024, the U.S. inflation rate increased in the latter two months of the quarter and remained elevated over the Federal Reserve Bank’s (“FRB”) long run target of 2%. Throughout the first quarter of 2024, the FRB maintained the target federal funds rate in a range from 5.25% to 5.50% where it has remained since July 2023. Recent economic indicators suggested that economic activity in the U.S. continued to expand at a solid pace during the first quarter of 2024 and job gains remained strong. In assessing monetary policy, FRB officials continued to indicate a commitment to maintaining the federal funds target range until greater confidence is gained that inflation is moving sustainably toward 2%.

U.S. Treasury rates increased notably during the first quarter of 2024 due to changing sentiment in interest rate expectations, and as of March 31, 2024, the U.S. Treasury curve remained inverted. Competitive pressures in the banking industry also remained elevated due to the higher interest rate environment, particularly with respect to deposit pricing. The elevated interest rate environment, combined with higher inflation levels sustained for a longer period of time, could put additional strain on borrowers, as well as the Company’s own costs of goods and services, including the cost of salaries and benefits. These uncertainties, combined with ongoing geopolitical uncertainty, provide a difficult operating environment throughout the banking industry. Management continues to carefully navigate the Company’s course through these challenges, and believes the Company is well positioned to respond effectively in multiple operating environments. However, additional inflationary pressure, higher interest rates, and a fiercely competitive environment could put downward pressure on the Company’s positioning and results of operations.

EXECUTIVE OVERVIEW

The Company earned net income of $2.1 million, or $0.34 per diluted common share, during the three months ended March 31, 2024, compared to $2.1 million, or $0.33 per diluted common share, for the three months ended March 31, 2023.

Summarized condensed consolidated statements of operations are included below for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,	March 31,
	2024	2023
	(Dollars in Thousands, Except Per Share Data)
Interest income	$14,277	$11,960
Interest expense	5,237	2,526
Net interest income	9,040	9,434
Provision for credit losses	—	269
Net interest income after provision for credit losses	9,040	9,165
Non-interest income	865	829
Non-interest expense	7,147	7,270
Income before income taxes	2,758	2,724
Provision for income taxes	651	652
Net income	$2,107	$2,072
Basic net income per share	$0.36	$0.35
Diluted net income per share	$0.34	$0.33
Dividends per share	$0.05	$0.05

The discussion that follows summarizes the most significant activity that drove changes in the Company’s operating results during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Net Interest Income and Margin

Net interest income decreased by $0.4 million, or 4.2%, comparing the three months ended March 31, 2024 to the three months ended March 31, 2023.The reduction in net interest income resulted from net interest margin compression that totaled 48 basis points as interest-bearing liabilities repriced at a faster pace than interest-bearing assets comparing the two periods. While margin compression has persisted since the first quarter of 2023, it slowed substantially in the first quarter of 2024 due to continued repricing of earning assets at more favorable rates, combined with growth in average earning assets and efforts to hold deposit expense at reasonable levels. Net interest margin was 3.65% in the first quarter of 2024, compared to 3.67% in the fourth quarter of 2023, and 4.13% in first quarter of 2023.

Provision for Credit Losses

No net provision for credit losses was recorded during the three months ended March 31, 2024, compared to $0.3 million during the three months ended March 31, 2023. The Company’s determination that no net credit loss provisioning was required during the first quarter of 2024 was due to modest overall loan growth during the quarter, combined with a decrease in both unfunded lending commitments and indirect loan fundings. The indirect portfolio generally requires higher allowances for credit losses than most other loan categories in the Company’s portfolio. As of March 31, 2024, the Company’s allowance for credit losses on loans and leases as a percentage of total loans was 1.27%, compared to 1.28% as of December 31, 2023.

Non-interest Income

Non-interest income remained relatively consistent, totaling $0.9 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.

Non-interest Expense

Non-interest expense totaled $7.1 million for the three months ended March 31, 2024, compared to $7.3 million for the three months ended March 31, 2023. The decrease comparing the two periods resulted from the recovery of check fraud losses, combined with an overall reduction in salaries and benefits due to reductions in staffing levels attained through strategic initiatives implemented by the Company in prior years.

Total Assets

As of March 31, 2024, the Company’s assets totaled $1,070.5 million, compared to $1,072.9 million as of December 31, 2023, a decrease of 0.2%.

Loans

Total loans increased by $1.2 million, or 0.1%, as of March 31, 2024, compared to December 31, 2023. The loan volume increase was driven primarily by growth in multi-family construction lending, which was partially offset by reductions in other loan categories.

Asset Quality

Nonperforming assets, including loans in non-accrual status and OREO, totaled $3.0 million as of both March 31, 2024 and December 31, 2023. As a percentage of total assets, nonperforming assets totaled 0.28% as of both March 31, 2024 and December 31, 2023. Annualized net charge-offs as a percentage of average loans during the first quarter of 2024 totaled 0.09%, compared to 0.11% during the corresponding period of 2023.

Deposit Growth

Deposits totaled $943.3 million as of March 31, 2024, compared to $950.2 million as of December 31, 2023. The decrease was due primarily to reductions in non-interest bearing and interest-bearing direct deposit accounts, partially offset by increases in interest-bearing time deposits. The shift to interest-bearing time deposits is consistent with deposit holders seeking to maximize interest earnings, a condition that has persisted in the current interest rate environment. The increase in interest-bearing time deposits was partially offset by a reduction in wholesale brokered time deposits of $5.5 million during the three months ended March 31, 2024. Core deposits, which exclude time deposits of $250 thousand or more and all wholesale brokered deposits, totaled $807.3 million, or 85.6% of total deposits, as of March 31, 2024, compared to $819.5 million, or 86.2% of total deposits, as of December 31, 2023.

Deployment of Funds

As of March 31, 2024, the Company held cash and federal funds sold balances totaling $65.8 million, or 6.1% of total assets, compared to $59.8 million, or 5.6% of total assets, as of December 31, 2023. Investment securities, including both the available-for-sale and held-to-maturity portfolios, totaled $126.4 million as of March 31, 2024, compared to $136.7 million as of December 31, 2023. The decrease in investment securities resulted from the maturity of U.S. treasury bonds that occurred late in the first quarter. Subsequent to March 31, 2024, these funds were reinvested in higher yielding securities. As of March 31, 2024, the expected average life of securities in the investment portfolio was 4.2 years, compared to 3.9 years as of December 31, 2023. In the current elevated interest rate environment, management continues to seek opportunities to reconfigure the investment portfolio with higher yielding assets as cash flows become available.

Shareholders’ Equity

Shareholders’ equity increased by $1.7 million, or 1.9%, as of March 31, 2024, compared to December 31, 2023. The increase in shareholders’ equity during the first quarter resulted primarily from earnings, net of dividends paid. In addition, the rising interest rate environment, particularly during the latter part of the first quarter of 2024, led to a decrease in valuations of investment securities and drove an overall increase in accumulated other comprehensive loss of $0.2 million during the quarter. Securities valuation decreases were, in part, mitigated by the maturity of lower interest rate securities that totaled $13.0 million during the three months ended March 31, 2024.

Cash Dividends

The Company declared cash dividends totaling $0.05 per share on its common stock during both the three months ended March 31, 2024 and 2023.

Regulatory Capital

During the three months ended March 31, 2024, the Bank continued to maintain capital ratios at higher levels than required to be considered a “well-capitalized” institution under applicable banking regulations. As of March 31, 2024, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 11.11%. Its total capital ratio was 12.32%, and its Tier 1 leverage ratio was 9.37%.

Liquidity

As of March 31, 2024, the Company continued to maintain excess funding capacity sufficient to provide adequate liquidity for loan growth, capital expenditures and ongoing operations. The Company benefits from a strong core deposit base, a liquid investment securities portfolio and access to funding from a variety of sources, including federal funds lines with other banking institutions, Federal Home Loan Bank (FHLB) advances, the discount window of the Federal Reserve Bank (FRB), and brokered deposits.

Interest Rate Risk Management

During the three months ended March 31, 2024, the Company purchased $50 million notional in interest rate floors to assist in mitigating a portion of the Company’s risk in down rate scenarios.

Anticipated Banking Center Growth

As part of the Company’s overall growth strategy, progress was made during the three months ended March 31, 2024 toward the anticipated opening of a new banking center in the Bearden area of Knoxville, Tennessee that will replace the Bank’s existing Knoxville-Bearden location. It is anticipated that the new location, which is expected to open during the second quarter of 2024, will provide more favorable exposure to potential customers, while at the same time improving access to most of the Bank’s existing customers in the area. In addition, during the three months ended March 31, 2024, the Company purchased a banking center office in Daphne, Alabama from another financial institution. This location is expected to serve as the Bank’s initial deposit gathering facility in the Daphne/Mobile area. It is anticipated that the location will open to the public in the fourth quarter of 2024. As of March 31, 2024, both the anticipated Knoxville and Daphne banking centers had received all necessary regulatory approvals.

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

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three months ended March 31, 2024 and 2023. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
ASSETS
Interest-earning assets:
Total loans (1)	$821,984	$12,853	6.29%	$770,871	$10,982	5.78%
Taxable investment securities	133,689	862	2.59%	129,840	680	2.12%
Tax-exempt investment securities	1,030	3	1.17%	1,059	3	1.15%
Federal Home Loan Bank stock	914	18	7.92%	1,634	28	6.95%
Federal funds sold	6,607	89	5.42%	2,591	29	4.54%
Interest-bearing deposits in banks	33,004	452	5.51%	20,526	238	4.70%
Total interest-earning assets	997,228	14,277	5.76%	926,521	11,960	5.24%

Noninterest-earning assets	67,790			62,818
Total	$1,065,018			$989,339

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand deposits	$201,261	252	0.50%	$227,382	195	0.35%
Savings deposits	260,420	1,884	2.91%	193,878	553	1.16%
Time deposits	336,822	2,963	3.54%	270,780	1,389	2.08%
Total interest-bearing deposits	798,503	5,099	2.57%	692,040	2,137	1.25%
Noninterest-bearing demand deposits	149,613	—	—	166,548	—	—
Total deposits	948,116	5,099	2.16%	858,588	2,137	1.01%
Borrowings	14,545	138	3.82%	37,221	389	4.24%
Total funding costs	962,661	5,237	2.19%	895,809	2,526	1.14%

Other noninterest-bearing liabilities	10,712			9,693
Shareholders’ equity	91,645			83,837
Total	$1,065,018			$989,339

Net interest income (2)		$9,040			$9,434
Net interest margin			3.65%			4.13%

(1)

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $2.4 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively.

(2)	Loan fees are included in interest amounts presented. Loan fees totaled $0.1 million for both the three months ended March 31, 2024 and 2023.

The following tables summarize the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Compared to			Compared to
	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:			Due to Change In:
	Volume	Average Yield/Rate	Net	Volume	Average Yield/Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$728	$1,143	$1,871	$942	$1,193	$2,135
Taxable investment securities	20	162	182	(2)	197	195
Tax-exempt investment securities	—	—	—	(7)	(2)	(9)
Federal Home Loan Bank stock	(12)	2	(10)	7	13	20
Federal funds sold	45	15	60	—	29	29
Interest-bearing deposits in banks	145	69	214	(19)	228	209
Total interest-earning assets	926	1,391	2,317	921	1,658	2,579
Interest expense on:
Demand deposits	(22)	79	57	(12)	81	69
Savings deposits	190	1,141	1,331	(2)	415	413
Time deposits	339	1,235	1,574	71	1,069	1,140
Borrowings	(237)	(14)	(251)	125	107	232
Total interest-bearing liabilities	270	2,441	2,711	182	1,672	1,854
Increase (decrease) in net interest income	$656	$(1,050)	$(394)	$739	$(14)	$725

Interest income increased by $2.3 million, comparing the three months ended March 31, 2024 to the three months ended March 31, 2023. Of the increase, $1.4 million was attributable to higher average yields on interest-earning assets, while $0.9 million was attributable to growth in interest-earning assets comparing the two periods. The increase in average yield was attributable to the rise in market interest rates that began in 2022, continued in 2023 and held relatively consistent in 2024.

The increase in interest income was offset by an increase in interest expense of $2.7 million, comparing the three months ended March 31, 2024 to the three months ended March 31, 2023. Of the increase, $2.4 million was attributable to the rise in market interest rates, while $0.3 million was attributable to growth in interest-bearing liabilities, primarily savings and time deposits.

The rising market interest rate environment has had, and continues to have, a significant impact on the Company and the banking industry in general. Beginning in March 2022 and through July 2023, the FRB raised the federal funds rate by a total of 525 basis points. Statements by FRB officials have indicated that the FRB remains committed to maintaining the federal funds rate at this level until greater confidence is gained that inflation is moving sustainably toward the FRB’s long-run goal of 2%. Due to the pace of interest rate increases that occurred in the period from March 2022 to July 2023, the Company’s net interest margin declined in 2023 as the cost of interest-bearing liabilities increased at a faster pace than interest-earning assets. While net interest margin continued to decline during the three months ended March 31, 2024, the pace of decline slowed to two basis points comparing the first quarter of 2024 to the fourth quarter of 2023. While this slowing of margin compression is notable, the sustained higher interest rate environment has continued to intensify competition for deposits within the Company’s service territories during the first three months of 2024. This increased competition, coupled with continued economic volatility, adds uncertainty into the market. Should market interest rates continue to increase or decrease at significant levels, the Company’s net interest income could be negatively impacted.

Provision for Credit Losses

No provision for credit losses was recorded during the three months ended March 31, 2024, compared to a provision $0.3 million during the three months ended March 31, 2023. The calculation of the provision for credit losses included a recovery of previously recorded credit losses on unfunded lending commitments that was fully offset by provisioning for credit losses on loans and leases. The Company’s determination that no net credit loss provisioning was required during the three months ended March 31, 2024 was due to modest overall loan growth during the quarter, combined with a decrease in both unfunded lending commitments and indirect loan fundings. The indirect portfolio generally requires higher allowances for credit losses than most other loan categories in the Company’s portfolio. As of March 31, 2024, the Company’s allowance for credit losses on loans and leases as a percentage of total loans was 1.27%, compared to 1.28% as of December 31, 2023.

Net charge-offs were relatively consistent, totaling $0.2 million for both the three months ended March 31, 2024 and 2023. However, the ongoing timing of charge-offs, economic developments, and other factors that could impact the provision for credit losses cannot be fully predicted with certainty. Sustained levels of high inflation, combined with the recent rapid rise in market interest rates, could negatively impact the Company’s borrowers, which could lead to increased provisions for credit losses in the future.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$299	$285	$14	4.9%
Bank-owned life insurance	131	114	17	14.9%
Lease income	257	231	26	11.3%
ATM fee income	85	112	(27)	(24.1)%
Other income	93	87	6	6.9%
Total non-interest income	$865	$829	$36	4.3%

The Company’s non-interest income increased by $36 thousand comparing the three months ended March 31, 2024 to the three months ended March 31, 2023.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$4,088	$4,222	$(134)	(3.2)%
Net occupancy and equipment	894	835	59	7.1%
Computer services	443	421	22	5.2%
Insurance expense and assessments	391	327	64	19.6%
Fees for professional services	341	245	96	39.2%
Postage, stationery and supplies	178	161	17	10.6%
Telephone/data communications	192	169	23	13.6%
Collection and recoveries	26	91	(65)	(71.4)%
Directors fees	96	95	1	1.1%
Software amortization	90	124	(34)	(27.4)%
Other real estate/foreclosure expense, net	31	6	25	416.7%
Other expense	377	574	(197)	(34.3)%
Total non-interest expense	$7,147	$7,270	$(123)	(1.7)%

Non-interest expense totaled $7.1 million during the three months ended March 31, 2024, compared to $7.3 million during the three months ended March 31, 2023. The decrease comparing the corresponding periods resulted from the recovery of check fraud losses, combined with an overall reduction in salaries and benefits resulting from reductions in staff levels attained through strategic initiatives implemented by the Company in prior years. These reductions were partially offset by increases in certain other categories as shown above.

Provision for Income Taxes

The provision for income taxes was $0.7 million for both the three months ended March 31, 2024 and 2023, respectively, and the Company’s effective tax rate was 23.6% and 23.9%, respectively, for the same periods.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 4.2 years and 3.9 years as of March 31, 2024 and December 31, 2023, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity. As of March 31, 2024, available-for-sale securities totaled $125.4 million, or 99.2% of the total investment portfolio, compared to $135.6 million, or 99.2% of the total investment portfolio, as of December 31, 2023. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate bonds, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of March 31, 2024, held-to-maturity securities totaled $1.0 million, or 0.8% of the total investment portfolio, compared to $1.1 million, or 0.8% of the total investment portfolio, as of December 31, 2023. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Despite the elevated interest rate environment, during the three months ended March 31, 2024, gross unrealized losses decreased modestly due primarily to the maturity of $15.9 million in the available-for-sale category. Gross unrealized losses in the available-for-sale portfolio totaled $10.0 million as of March 31, 2024, compared to $10.1 million as of December 31, 2023. Unrealized losses within the available-for-sale portfolio were recognized, net of tax, in accumulated other comprehensive loss.

As of March 31, 2024, the Company evaluated both the available-for-sale and held-to-maturity portfolios for credit losses and concluded that no credit losses were included in either portfolio and that the unrealized losses in both portfolios resulted from the prevailing interest rate environment.

Loans and Leases

The Company’s total loan portfolio increased by $1.2 million, or 0.1%, as of March 31, 2024, compared to December 31, 2023. The tables below summarize loan balances by portfolio category, as well as the allowance for credit losses, as of the end of each of the most recent five quarters as of March 31, 2024:

	Quarter Ended
	2024	2023
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$102,282	$88,140	$90,051	$91,231	$69,398
Secured by 1-4 family residential properties	74,361	76,200	83,876	85,101	86,622
Secured by multi-family residential properties	62,145	62,397	56,506	54,719	63,368
Secured by non-farm, non-residential properties	212,465	213,586	199,116	204,270	198,266
Commercial and industrial loans	57,112	60,515	59,369	60,568	65,708
Consumer loans:
Direct	5,590	5,938	6,544	7,593	8,435
Branch retail	7,794	8,670	9,648	10,830	12,222
Indirect	301,192	306,345	310,190	300,182	271,870
Total loans	822,941	821,791	815,300	814,494	775,889
Allowance for credit losses	10,436	10,507	11,380	11,536	11,599
Net loans	$812,505	$811,284	$803,920	$802,958	$764,290

Allowance for Credit Losses on Loans and Leases

The tables below summarize changes in the allowance for credit losses on loans and leases for each of the most recent five quarters as of March 31, 2024:

	Quarter Ended
	2024	2023
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Balance at beginning of period	$10,507	$11,380	$11,536	$11,599	$9,422
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	(2)	(1)	(41)	(47)	(8)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Direct	(22)	(50)	(106)	(200)	(215)
Branch retail	(22)	(86)	(93)	(111)	(155)
Indirect	(344)	(432)	(199)	(145)	(156)
Total charge-offs	(390)	(569)	(439)	(503)	(534)
Recoveries:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	23	14	16	7	16
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Direct	100	122	151	149	198
Branch retail	54	48	49	69	77
Indirect	30	9	7	5	28
Total recoveries	207	193	223	230	319
Net charge-offs	(183)	(376)	(216)	(273)	(215)
Impact of adopting CECL	—	—	—	—	2,123
Provision for credit losses	112	(497)	60	210	269
Ending balance	$10,436	$10,507	$11,380	$11,536	$11,599
Ending balance as a percentage of loans	1.27%	1.28%	1.40%	1.42%	1.49%
Net charge-offs as a percentage of average loans	0.09%	0.19%	0.10%	0.14%	0.11%

Allowance for Credit Losses on Unfunded Lending Commitments

Unfunded lending commitments are off-balance sheet arrangements that represent unconditional commitments of the Company to lend to a borrower that are unfunded as of the balance sheet date. These may include unfunded loan commitments, standby letters of credit, and financial guarantees. The CECL accounting guidance requires that an estimate of expected credit loss be measured on commitments in which an entity is exposed to credit risk via a present contractual obligation to extend credit unless the obligation is unconditionally cancellable by the issuer. For the Company, unconditional lending commitments generally include unfunded term loan agreements, home equity lines of credit, lines of credit, and demand deposit account overdraft protection. As of March 31, 2024 and December 31, 2023, the Company’s reserve for unfunded commitments, which is recorded in other liabilities in the Company’s consolidated balance sheets, totaled $0.5 million and $0.6 million, respectively.

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of March 31, 2024 were as follows:

	Quarter Ended
	2024	2023
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Non-accrual loans	$2,393	$2,400	$2,432	$979	$1,214
Other real estate owned	572	602	617	617	617
Total	$2,965	$3,002	$3,049	$1,596	$1,831
Nonperforming assets as a percentage of total assets	0.28%	0.28%	0.29%	0.15%	0.18%

Allocation of Allowance for Credit Losses on Loans and Leases

While no portion of the allowance for credit losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for credit losses as of March 31, 2024 and December 31, 2023:

	As of and for the Three Months Ended			As of and for the Year Ended
	March 31, 2024			December 31, 2023
	Allowance Allocation	Allowance as Percentage of Total Loans	Net Charge-offs as a Percentage of Average Loans	Allowance Allocation	Allowance as Percentage of Total Loans	Net Charge-offs as a Percentage of Average Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$660	0.65%	—	$565	0.64%	—
Secured by 1-4 family residential properties	532	0.72%	-0.12%	591	0.78%	0.05%
Secured by multi-family residential properties	400	0.64%	—	415	0.66%	—
Secured by non-farm, non-residential properties	1,350	0.64%	—	1,425	0.67%	—
Commercial and industrial loans	489	0.86%	—	513	0.85%	—
Consumer loans:
Direct	68	1.22%	-5.53%	64	1.06%	-0.06%
Branch retail	307	3.94%	-1.65%	436	5.03%	1.82%
Indirect	6,630	2.20%	0.42%	6,498	2.12%	0.31%
Total allowance for credit losses	$10,436	1.27%	0.09%	$10,507	1.28%	0.14%

Deposits

Total deposits decreased to $943.3 million as of March 31, 2024, from $950.2 million as of December 31, 2023, a decrease of 0.7%. Core deposits, which exclude time deposits of $250 thousand or more and all brokered deposits, provide a relatively stable funding source that supports earning assets. Core deposits totaled $807.3 million, or 85.6% of total deposits, as of March 31, 2024, compared to $819.5 million, or 86.2% of total deposits, as of December 31, 2023.

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

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances, and subordinated debt that are used by the Company as an alternative source of funds. As of March 31, 2024, other interest-bearing liabilities totaled 3.1% of total interest-bearing liabilities, compared to 2.5% as of December 31, 2023.

Shareholders’ Equity

As of March 31, 2024, shareholders’ equity totaled $92.3 million, or 8.6% of total assets, compared to $90.6 million, or 8.4% of total assets, as of December 31, 2023. The increase in shareholders’ equity during the three months ended March 31, 2024 resulted primarily from earnings, net of dividends paid. In addition, the rising interest rate environment during the first quarter of 2024 led to a further decrease in valuations of available-for-sale investment securities and drove an overall increase in accumulated other comprehensive loss that partially offset the increase in shareholders’ equity.

During the both the three months ended March 31, 2024 and 2023, the Company declared dividends totaling $0.05 per common share, or approximately $0.3 million in aggregate amount. Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and the desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $266.1 million as of March 31, 2024 and $241.2 million as of December 31, 2023. Investment securities forecasted to mature or reprice in one year or less were estimated to be $9.0 million and $12.9 million of the investment portfolio as of March 31, 2024 and December 31, 2023, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. The investment securities portfolio had an estimated average life of 4.2 years and 3.9 years as of March 31, 2024 and December 31, 2023, respectively. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Company had $15.0 million and $10.0 million of outstanding borrowings under FHLB advances as of March 31, 2024 and December 31, 2023, respectively. In addition, on October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031. Net of unamortized debt issuance costs, the subordinated notes were recorded as long-term borrowings totaling $10.8 million as of both March 31, 2024 and December 31, 2023.

The Company had up to $276.8 million and $279.4 million in remaining unused credit from the FHLB (subject to available collateral, which may include eligible investment securities and loans) as of March 31, 2024 and December 31, 2023, respectively. In addition, the Company had $48.0 million in unused established federal funds lines as of both March 31, 2024 and December 31, 2023.

The Company also has access to the FRB’s discount window. The discount window allows borrowing on pledged collateral that includes eligible investment securities and loans. In response to heightened liquidity concerns in the banking industry, during 2023 management undertook measures designed to enhance the Company’s liquidity position. These procedures included holding higher levels of on-balance sheet cash, as well as enhancing the availability of off-balance sheet borrowing capacity. As part of these efforts, during the third quarter of 2023, the Company completed the establishment of additional borrowing capacity through the FRB's discount window, primarily via the pledging of the majority of the Company’s indirect loan portfolio as collateral. Including the pledging of these loans, along with selected securities, the Company had $158.8 and $161.7 million in borrowing capacity with the FRB’s discount window as of March 31, 2024 and December 31, 2023, respectively.

The table below provides information on the Company’s on-balance sheet liquidity, as well as readily available off-balance sheet sources of liquidity as of both March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
	(Dollars in Thousands)
	(Unaudited)	(Unaudited)
Liquidity from cash and federal funds sold:
Cash and cash equivalents	$60,242	$50,279
Federal funds sold	5,532	9,475
Liquidity from cash and federal funds sold	65,774	59,754
Liquidity from pledgeable investment securities:
Investment securities available-for sale, at fair value	125,380	135,565
Investment securities held-to-maturity, at amortized cost	983	1,104
Less: securities pledged	(47,233)	(41,375)
Less: estimated collateral value discounts	(11,080)	(11,129)
Liquidity from pledgeable investment securities	68,050	84,165
Liquidity from unused lendable collateral (loans) at FHLB	15,878	21,696
Liquidity from unused lendable collateral (loans and securities) at FRB	158,782	161,729
Unsecured lines of credit with banks	48,000	48,000
Total readily available liquidity	$356,484	$375,344

The table above calculates readily available liquidity by combining cash and cash equivalents, federal funds sold and unencumbered investment security values on the Company’s consolidated balance sheet with off-balance sheet liquidity that is readily available through unused collateral pledged to the FHLB and FRB, as well as unsecured lines of credit with other banks. Liquidity from pledgable investment securities and total readily available liquidity are non-GAAP measures used by management and regulators to analyze a portion of the Company's liquidity. Management uses these measures to evaluate the Company's liquidity position.

Pledgable investment securities are considered by management as a readily available source of liquidity since the Company has the ability to pledge the securities with the FHLB or FRB to obtain immediate funding. Both available-for-sale and held-for-maturity securities may be pledged at fair value with the FHLB and through the FRB discount window. The amounts shown as liquidity from pledgable investment securities represent total investment securities as recorded on the consolidated balance sheet, less reductions for securities already pledged and discounts expected to be taken by the lender to determine collateral value.

The unused lendable collateral value at the FHLB presented in the table represents only the amount immediately available to the Company from loans already pledged by the Company to the FHLB as of each consolidated balance sheet date presented. As of March 31, 2024 and December 31, 2023, the Company's total remaining credit availability with the FHLB was $276.8 million and $279.4 million, respectively, subject to the pledging of additional collateral which may include eligible investment securities and loans. In addition, the Company has access to additional sources of liquidity that generally could be obtained over a period of time. For example, the Company has access to unsecured brokered deposits through the wholesale funding markets. Management believes the Company’s on-balance sheet and other readily available liquidity provide strong indicators of the Company’s ability to fund obligations in a stressed liquidity environment.

Excluding wholesale brokered deposits, as of March 31, 2024, the Company had approximately 29 thousand deposit accounts with an average balance of approximately $29.6 thousand per account. Estimated uninsured deposits (calculated as deposit amounts per deposit holder in excess of $250 thousand, the maximum amount of federal deposit insurance, and excluding deposits secured by pledged assets) totaled $192.5 million, or 20.4% of total deposits, as of March 31, 2024. As of December 31, 2023, estimated uninsured deposits totaled $200.3 million, or 21.1% of total deposits.

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a quarterly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of March 31, 2024, pre-tax net interest margin and net interest income are forecasted to change over timeframes of one year and two years under the six listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	1 Year	2 Years
+1%	9	7
+2%	15	12
+3%	19	14
-1%	(13)	(11)
-2%	(25)	(23)
-3%	(38)	(36)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	1 Year	2 Years
+1%	$926	$1,502
+2%	1,620	2,491
+3%	2,059	3,032
-1%	(1,375)	(2,353)
-2%	(2,738)	(4,950)
-3%	(4,065)	(7,790)

During the three months ended March 31, 2024, the Company acquired $50 million notional interest rate floors to improve positioning in down rate scenarios.

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2024, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of March 31, 2024, that Bancshares’ disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A list of factors that could materially affect the Company’s business, financial condition and/or operating results is included in Part I, Item 1A, “Risk Factors” in the Company's 2023 Form 10-K. There have been no material changes to such risk factors. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the first quarter of 2024:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
January 1 – January 31	863	$10.64	—	459,313
February 1 – February 29	92	$10.42	—	459,313
March 1 – March 31	285	$9.66	—	459,313
Total	1,240	$10.40	—	459,313

(1)
1,240 shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the first quarter of 2024.
(2)
No shares were repurchased during the first quarter pursuant to Bancshares’ publicly announced share repurchase program, which was initially approved by the Board of Directors on January 19, 2006 and authorized the repurchase of up to 642,785 shares of common stock. In December 2019 and April 2021, the Board approved the repurchase of additional shares of common stock under the share repurchase program, and the Board has periodically extended the expiration date of the program, most recently to December 31, 2024. As of March 31, 2024, Bancshares was authorized to repurchase up to 459,313 shares of common stock under the share repurchase program.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) During the period covered by this report, none of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

10.1	First US Bancshares, Inc. 2024 Cash Incentive Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on February 12, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Comprehensive Income, (iii) Interim Condensed Consolidated Statements of Operations, (iv) Interim Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.

________________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: May 10, 2024

By:	/s/ Thomas S. Elley
Thomas S. Elley
Its Senior Executive Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)