Form 10-Q
period 2024-09-30
FIRST US BANCSHARES, INC.
filed 2024-11-08
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2024
Common Stock, $0.01 par value	5,715,607 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

PAGE

PART I. FINANCIAL INFORMATION	4

ITEM 1. FINANCIAL STATEMENTS	4

Interim Condensed Consolidated Balance Sheets at September 30, 2024 (Unaudited) and December 31, 2023	4

Interim Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	5

Interim Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	6

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	7

Interim Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (Unaudited)	9

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	42

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	56

ITEM 4. CONTROLS AND PROCEDURES	57

PART II. OTHER INFORMATION	58

ITEM 1. LEGAL PROCEEDINGS	58

ITEM 1A. RISK FACTORS	58

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	58

ITEM 5. OTHER INFORMATION	58

ITEM 6. EXHIBITS	59

Signature Page	60

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash and due from banks	$10,867	$12,987
Interest-bearing deposits in banks	71,442	37,292
Total cash and cash equivalents	82,309	50,279
Federal funds sold and securities purchased under reverse repurchase agreements	15,524	9,475
Investment securities available-for-sale, at fair value	144,275	135,565
Investment securities held-to-maturity, at amortized cost	769	1,104
Federal Home Loan Bank stock, at cost	781	1,201
Loans and leases held for investment	803,308	821,791
Less: allowance for credit losses on loans and leases	10,116	10,507
Net loans and leases held for investment	793,192	811,284
Premises and equipment, net of accumulated depreciation	25,042	24,398
Cash surrender value of bank-owned life insurance	16,966	16,702
Accrued interest receivable	3,668	3,976
Goodwill and core deposit intangible, net	7,502	7,606
Other real estate owned	538	602
Other assets	9,669	10,748
Total assets	$1,100,235	$1,072,940
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$155,024	$153,591
Interest-bearing	826,125	796,600
Total deposits	981,149	950,191
Accrued interest expense	2,030	2,030
Other liabilities	7,711	9,327
Short-term borrowings	-	10,000
Long-term borrowings	10,854	10,799
Total liabilities	1,001,744	982,347
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,819,565 and 7,738,201 shares issued, respectively; 5,715,388 and 5,735,075 shares outstanding, respectively	78	75
Additional paid-in capital	15,349	14,972
Accumulated other comprehensive loss, net of tax	(3,479)	(6,431)
Retained earnings	115,551	109,959
Less treasury stock: 2,104,177 and 2,003,126 shares at cost, respectively	(29,008)	(27,982)
Total shareholders’ equity	98,491	90,593
Total liabilities and shareholders’ equity	$1,100,235	$1,072,940

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$13,206	$12,584	$38,989	$35,330
Interest on investment securities	1,121	685	3,094	2,043
Interest on deposits in banks	603	598	1,478	1,362
Other	87	35	279	126
Total interest income	15,017	13,902	43,840	38,861
Interest expense:
Interest on deposits	5,709	4,222	16,018	9,681
Interest on borrowings	123	197	421	940
Total interest expense	5,832	4,419	16,439	10,621
Net interest income	9,185	9,483	27,401	28,240
Provision for credit losses	152	184	152	753
Net interest income after provision for credit losses	9,033	9,299	27,249	27,487
Non-interest income:
Service and other charges on deposit accounts	312	302	909	869
Lease income	260	241	770	707
Other income, net	329	294	922	889
Total non-interest income	901	837	2,601	2,465
Non-interest expense:
Salaries and employee benefits	3,837	4,120	11,815	12,310
Net occupancy and equipment	958	897	2,806	2,625
Computer services	449	464	1,336	1,315
Insurance expense and assessments	348	423	1,153	1,156
Fees for professional services	299	331	1,004	735
Other expense	1,099	1,084	3,295	3,599
Total non-interest expense	6,990	7,319	21,409	21,740
Income before income taxes	2,944	2,817	8,441	8,212
Provision for income taxes	722	704	1,985	2,004
Net income	$2,222	$2,113	$6,456	$6,208
Basic net income per share	$0.38	$0.35	$1.10	$1.04
Diluted net income per share	$0.36	$0.33	$1.04	$0.97
Dividends per share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net income	$2,222	$2,113	$6,456	$6,208
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale arising during period, net of tax expense (benefit) of $1,050, ($58), $1,151, and ($425), respectively	3,150	(167)	3,447	(1,271)
Unrealized holding losses arising during the period on effective cash flow hedge derivatives, net of tax benefit of $66, $0, $66 and $18, respectively	(198)	—	(198)	(50)
Reclassification adjustments on cash flow hedge derivatives realized in net income, net of tax benefit of $21, $39, $99 and $116, respectively	(63)	(118)	(297)	(345)
Other comprehensive income (loss)	2,889	(285)	2,952	(1,666)
Total comprehensive income	$5,111	$1,828	$9,408	$4,542

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the three months ended September 30, 2024 and 2023 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, June 30, 2023	5,874,765	$75	$14,675	$(8,622)	$106,157	$(26,560)	$85,725
Net income	—	—	—	—	2,113	—	2,113
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(167)	—	—	(167)
Net change in fair value of derivative instruments, net of tax	—	—	—	(118)	—	—	(118)
Dividends declared: $0.05 per share	—	—	—	—	(294)	—	(294)
Impact of stock-based compensation plans, net	—	—	149	—	—	—	149
Reissuance of treasury stock as compensation	16	—	—	—	—	—	—
Balance, September 30, 2023	5,874,781	$75	$14,824	$(8,907)	$107,976	$(26,560)	$87,408

Balance, June 30, 2024	5,744,254	$78	$15,200	$(6,368)	$113,615	$(28,689)	$93,836
Net income	—	—	—	—	2,222	—	2,222
Net change in fair value of securities available-for-sale, net of tax	—	—	—	3,150	—	—	3,150
Net change in fair value of derivative instruments, net of tax	—	—	—	(261)	—	—	(261)
Dividends declared: $0.05 per share	—	—	—	—	(286)	—	(286)
Impact of stock-based compensation plans, net	634	—	149	—	—	—	149
Impact of common stock share repurchases	(29,500)	—	—	—	—	(319)	(319)
Balance, September 30, 2024	5,715,388	$78	$15,349	$(3,479)	$115,551	$(29,008)	$98,491

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the nine months ended September 30, 2024 and 2023 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, December 31, 2022	5,812,258	$75	$14,510	$(7,241)	$104,460	$(26,669)	$85,135
Net income	—	—	—	—	6,208	—	6,208
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(1,271)	—	—	(1,271)
Net change in fair value of derivative instruments, net of tax	—	—	—	(395)	—	—	(395)
Dividends declared: $0.15 per share	—	—	—	—	(881)	—	(881)
Impact of stock-based compensation plans, net	53,141	—	448	—	—	(25)	423
Reissuance of treasury stock as compensation	9,382	—	(134)	—	—	134	—
Impact of adopting current expected credit loss accounting model, net of tax	—	—	—	—	(1,811)	—	(1,811)
Balance, September 30, 2023	5,874,781	$75	$14,824	$(8,907)	$107,976	$(26,560)	$87,408

Balance, December 31, 2023	5,735,075	$75	$14,972	$(6,431)	$109,959	$(27,982)	$90,593
Net income	—	—	—	—	6,456	—	6,456
Net change in fair value of securities available-for-sale, net of tax	—	—	—	3,447	—	—	3,447
Net change in fair value of derivative instruments, net of tax	—	—	—	(495)	—	—	(495)
Dividends declared: $0.15 per share	—	—	—	—	(864)	—	(864)
Impact of stock-based compensation plans, net	75,520	3	535	—	—	(48)	490
Reissuance of treasury stock as compensation	11,293	—	(158)	—	—	158	—
Impact of common stock share repurchases	(106,500)	—	—	—	—	(1,136)	(1,136)
Balance, September 30, 2024	5,715,388	$78	$15,349	$(3,479)	$115,551	$(29,008)	$98,491

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net income	$6,456	$6,208
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,155	1,180
Provision for credit losses	152	753
Deferred income tax expense (benefit)	636	(566)
Proceeds from settlement of derivative contracts	—	2,166
Reclassification of unrealized gains on terminated derivative contracts	(814)	(848)
Stock-based compensation expense	468	448
Net (accretion) amortization of securities	(165)	40
Amortization of intangible assets	104	159
Net loss on premises and equipment and other real estate	111	613
Changes in assets and liabilities:
Increase in cash surrender value of bank owned life insurance	(264)	(223)
Decrease (increase) in accrued interest receivable	308	(511)
(Increase) decrease in other assets	(897)	556
Increase in accrued interest expense	-	1,257
Decrease in other liabilities	(1,938)	(225)
Net cash provided by operating activities	5,312	11,007
Cash flows from investing activities:
Net (increase) decrease in federal funds sold and securities purchased under reverse repurchase agreements	(6,049)	625
Purchases of investment securities, available-for-sale	(27,524)	(6,756)
Proceeds from maturities and prepayments of investment securities, available-for-sale	23,576	9,267
Proceeds from maturities and prepayments of investment securities, held-to-maturity	335	587
Net decrease (increase) in Federal Home Loan Bank stock	420	(792)
Net decrease (increase) in loans and leases held for investment	18,112	(43,533)
Proceeds from the sale of premises and equipment, other real estate and repossessions	698	482
Purchases of premises and equipment	(1,830)	(979)
Net cash provided by (used in) investing activities	7,738	(41,099)
Cash flows from financing activities:
Net increase in deposits	30,958	57,013
Net (decrease) increase in short-term borrowings	(10,000)	9,962
Net share-based compensation transactions	22	(25)
Repurchases of common stock	(1,136)	—
Dividends paid	(864)	(881)
Net cash provided by financing activities	18,980	66,069
Net increase in cash and cash equivalents	32,030	35,977
Cash and cash equivalents, beginning of period	50,279	30,152
Cash and cash equivalents, end of period	$82,309	$66,129
Supplemental disclosures:
Cash paid for:
Interest	$16,439	$9,364
Income taxes	2,550	2,374
Non-cash transactions:
Assets acquired in settlement of loans	333	1,178
Reissuance of treasury stock as compensation	158	134

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

The following table reflects the weighted average shares used to calculate basic and diluted net income per share for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Weighted average shares outstanding	5,733,480	5,874,769	5,752,991	5,858,812
Weighted average director stock equivalent shares	105,799	109,793	109,588	113,142
Basic shares	5,839,279	5,984,562	5,862,579	5,971,954
Dilutive shares	317,600	419,650	317,600	419,650
Diluted shares	6,156,879	6,404,212	6,180,179	6,391,604

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Dollars in Thousands, Except Per Share Data)
Net income	$2,222	$2,113	$6,456	$6,208
Basic net income per share	$0.38	$0.35	$1.10	$1.04
Diluted net income per share	$0.36	$0.33	$1.04	$0.97

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

Accounting Standards Not Yet Adopted

The following table provides a description of recent accounting standards that have not yet been adopted as of September 30, 2024.

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

ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures

This ASU expands the disclosure requirements relating to reportable segments. The ASU does not change how an entity identifies reportable segments or the accounting for segments. The Company has only one reporting segment; however, the ASU requires additional disclosures for entities that have one reporting segment, including annual disclosure of the title and position of the chief operating decision maker (CODM), as well as interim and annual disclosures of significant segment expenses, and the measure or measures of the segment’s profit or loss that the CODM uses in assessing segment performance and deciding how to allocate resources.

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

3.
INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of September 30, 2024 and December 31, 2023 were as follows:

	Available-for-Sale
	September 30, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$61,314	$1,416	$(1,971)	$60,759
Commercial	12,893	107	(179)	12,821
Obligations of U.S. government-sponsored agencies	11,439	298	(463)	11,274
Obligations of states and political subdivisions	1,588	—	(33)	1,555
Corporate notes	17,755	5	(2,243)	15,517
U.S. Treasury securities	44,016	—	(1,667)	42,349
Total	$149,005	$1,826	$(6,556)	$144,275

	Held-to-Maturity
	September 30, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$313	$—	$(9)	$304
Obligations of U.S. government-sponsored agencies	414	—	(21)	$393
Obligations of states and political subdivisions	42	—	(3)	$39
Total	$769	$—	$(33)	$736

	Available-for-Sale
	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$47,221	$580	$(3,073)	$44,728
Commercial	9,446	—	(406)	9,040
Obligations of U.S. government-sponsored agencies	11,849	158	(727)	11,280
Obligations of states and political subdivisions	1,621	—	(63)	1,558
Corporate notes	17,757	—	(2,800)	14,957
U.S. Treasury securities	56,999	—	(2,997)	54,002
Total	$144,893	$738	$(10,066)	$135,565

	Held-to-Maturity
	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$575	$—	$(22)	$553
Obligations of U.S. government-sponsored agencies	471	—	(34)	437
Obligations of states and political subdivisions	58	—	(7)	51
Total	$1,104	$—	$(63)	$1,041

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of September 30, 2024 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$24,190	$23,702	$—	$—
Maturing after one to five years	28,234	26,885	287	280
Maturing after five to ten years	51,525	47,372	326	309
Maturing after ten years	45,056	46,316	156	147
Total	$149,005	$144,275	$769	$736

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following tables reflect fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2024 and December 31, 2023.

	Available-for-Sale
	September 30, 2024
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$—	$—	$30,705	$(1,971)
Commercial	—	—	5,769	(179)
Obligations of U.S. government-sponsored agencies	—	—	4,616	(463)
Obligations of states and political subdivisions	—	—	1,555	(33)
Corporate notes	—	—	13,512	(2,243)
U.S. Treasury securities	—	—	42,349	(1,667)
Total	$—	$—	$98,506	$(6,556)

	Held-to-Maturity
	September 30, 2024
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$304	$(9)
Obligations of U.S. government-sponsored agencies	—	—	393	(21)
Obligations of states and political subdivisions	—	—	39	(3)
Total	$—	$—	$736	$(33)

	Available-for-Sale
	December 31, 2023
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$94	$(1)	$35,584	$(3,072)
Commercial	600	(5)	8,408	(401)
Obligations of U.S. government-sponsored agencies	—	—	4,367	(727)
Obligations of states and political subdivisions	—	—	1,558	(63)
Corporate notes	771	(229)	14,186	(2,571)
U.S. Treasury securities	—	—	54,002	(2,997)
Total	$1,465	$(235)	$118,105	$(9,831)

	Held-to-Maturity
	December 31, 2023
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$553	$(22)
Obligations of U.S. government-sponsored agencies	—	—	437	(34)
Obligations of states and political subdivisions	—	—	51	(7)
Total	$—	$—	$1,041	$(63)

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

As of September 30, 2024, 96 available-for-sale debt securities had been in a loss position for more than 12 months, and there were no available-for-sale debt securities that had been in a loss position for less than 12 months. As of December 31, 2023, 108 available-for-sale debt securities had been in a loss position for more than 12 months, and three available-for-sale debt securities had been in a loss position for less than 12 months. As of September 30, 2024, the Company had the current intent and ability to retain its investments for a period of time that management believes to be sufficient to allow for any anticipated recovery of fair value. As of September 30, 2024 and December 31, 2023, the losses for all available-for-sale securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Accordingly, no allowance for credit losses was considered necessary related to available-for-sale securities as of September 30, 2024 or December 31, 2023.

Held-to-Maturity Considerations

Effective January 1, 2023, the Company adopted the current expected credit loss ("CECL") accounting model to evaluate credit losses in the held-to-maturity investment portfolio. Each quarter, management evaluates the portfolio on a collective basis by major security type to determine whether an allowance for credit losses is needed. Qualitative factors are used in the Company’s credit loss assessments, including current and forecasted economic conditions, the characteristics of the debt issuer, and the historic ability of the issuer to make contractual principal and interest payments. Specifically, with regard to mortgage-backed securities or obligations of U.S. government sponsored agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are either backed by the full faith and credit of the U.S. government or the agency. With regard to obligations of states and political subdivisions, management considers issuer bond ratings, historical loss rates for given bond ratings, and whether the issuers continue to make timely principal and interest payments under contractual terms of the securities. Based on these evaluations, no allowance for credit losses was recorded by the Company for the held-to-maturity investment portfolio as of September 30, 2024 or December 31, 2023.

Pledged Securities

Investment securities with a carrying value of $39.6 million and $41.4 million as of September 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes.

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

As of September 30, 2024 and December 31, 2023, the composition of the loan portfolio by portfolio segment was as follows:

	September 30, 2024	December 31, 2023
Real estate loans:
Construction, land development and other land loans	$53,098	$88,140
Secured by 1-4 family residential properties	70,067	76,200
Secured by multi-family residential properties	100,627	62,397
Secured by non-farm, non-residential properties	224,611	213,586
Commercial and industrial loans and leases (1)	44,872	60,515
Consumer loans:
Direct	5,018	5,938
Branch retail	6,233	8,670
Indirect	298,782	306,345
Total loans	803,308	821,791
Allowance for credit losses on loans and leases	10,116	10,507
Net loans	$793,192	$811,284

(1)
Includes equipment financing leases, which totaled $14.9 million as of September 30, 2024 and $12.6 million as of

December 31, 2023.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 55.8% and 53.6% of the portfolio was concentrated in loans secured by real estate as of September 30, 2024 and December 31, 2023, respectively.

Loans with a carrying value of $93.5 million and $98.6 million were pledged as collateral to secure Federal Home Loan Bank (“FHLB”) borrowings as of September 30, 2024 and December 31, 2023, respectively. In addition, loans with a carrying value of $287.5 million and $294.4 million were pledged to secure borrowings with the Federal Reserve Bank ("FRB") as of September 30, 2024 and December 31, 2023, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments were $10.7 million and $1.4 million as of September 30, 2024 and December 31, 2023, respectively. The increase comparing the balance at September 30, 2024 to December 31, 2023 resulted primarily from new board membership. During the nine months ended September 30, 2024, there were new loans of $140 thousand to active related parties, and repayments of $1.4 million made by these parties. During the year ended December 31, 2023, there were new loans of $1.3 million to active related parties, and no repayments made by these parties.

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

Summary of Allowances for Credit Losses

The following tables present changes in the allowance for credit losses on loans and leases, as well as unfunded lending commitments, during the nine months ended September 30, 2024 and 2023:

	As of and for the Nine Months Ended September 30, 2024
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses on loans and leases:
Beginning balance	$565	$591	$415	$1,425	$513	$64	$436	$6,498	$10,507
Charge-offs	—	(2)	—	—	(113)	(53)	(57)	(992)	(1,217)
Recoveries	20	46	—	—	—	249	125	134	574
Provision for (recovery of) credit losses	(249)	(171)	261	322	342	(209)	(427)	383	252
Allowance for credit losses on loans and leases	$336	$464	$676	$1,747	$742	$51	$77	$6,023	$10,116

Allowance for credit losses on unfunded lending commitments:
Beginning balance	$450	$1	$9	$2	$102	$5	$—	$—	$569
Provision for (recovery of) credit losses on unfunded lending commitments	(115)	(1)	50	25	(59)	—	—	—	(100)
Allowance for credit losses on unfunded lending commitments	$335	$—	$59	$27	$43	$5	$—	$—	$469

	As of and for the Nine Months Ended September 30, 2023
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses on loans and leases:
Beginning balance	$517	$832	$646	$1,970	$919	$866	$518	$3,154	$9,422
Impact of adopting CECL accounting guidance	(94)	(39)	(85)	(147)	(20)	47	628	1,833	2,123
Charge-offs	—	(96)	—	—	—	(521)	(359)	(500)	(1,476)
Recoveries	—	39	—	—	—	499	195	40	773
Provision for (recovery of) credit losses on loans and leases	157	18	(156)	(201)	(369)	(404)	(147)	1,640	538
Allowance for credit losses on loans and leases	$580	$754	$405	$1,622	$530	$487	$835	$6,167	$11,380

Allowance for credit losses on unfunded lending commitments:
Beginning balance	$—	$—	$—	$—	$—	$—	$—	$—	$—
Impact of adopting CECL accounting guidance	172	39	3	2		68	8	—	292
Provision for (recovery of) credit losses on unfunded lending commitments	181	(23)	8	8	110	(61)	(8)	—	215
Allowance for credit losses on unfunded lending commitments	$353	$16	$11	$10	$110	$7	$—	$—	$507

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
•
Doubtful (Risk Grade 8): Loans classified as doubtful have all of the weaknesses found in substandard loans, with the added characteristic that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable or improbable. Serious problems exist such that partial loss of principal is likely; however, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Such pending factors may include proposed merger, acquisition or liquidation procedures, capital injection, perfection of liens on additional collateral and refinancing plans. Loans classified as doubtful may include loans to borrowers that have demonstrated a history of failing to live up to agreements. The Company did not have any loans classified as Doubtful (Risk Grade 8) as of September 30, 2024 or December 31, 2023.
•
Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Company did not have any loans classified as Loss (Risk Grade 9) as of September 30, 2024 or December 31, 2023.

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

The tables below illustrate the carrying amount of loans and leases by credit quality indicator and year of origination as of September 30, 2024:

		September 30, 2024
		Loans at Amortized Cost Basis by Origination Year
		2024	2023	2022	2021	2020	Prior	Total
		(Dollars in Thousands)
Commercial:

Construction, land development and other land loans	Pass	$168	$3,259	$39,266	$9,821	$47	$471	$53,032
	Special Mention	—	—	—	66	—	—	66
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$168	$3,259	$39,266	$9,887	$47	$471	$53,098

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by multi-family residential properties	Pass	$7,832	$7,836	$41,809	$17,599	$5,611	$19,940	$100,627
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$7,832	$7,836	$41,809	$17,599	$5,611	$19,940	$100,627

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by non-farm, non-residential properties	Pass	$15,805	$25,775	$35,724	$35,913	$55,214	$52,848	$221,279
	Special Mention	—	—	315	—	337	—	652
	Substandard	—	—	—	489	148	2,043	2,680
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$15,805	$25,775	$36,039	$36,402	$55,699	$54,891	$224,611

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans and leases	Pass	$11,926	$5,832	$3,781	$5,588	$3,599	$10,371	$41,097
	Special Mention	—	—	32	70	—	—	102
	Substandard	—	3,313	—	3	—	357	3,673
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$11,926	$9,145	$3,813	$5,661	$3,599	$10,728	$44,872

	Current period gross charge-offs	$—	$—	$54	$—	$43	$16	$113

Total commercial	Pass	$35,731	$42,702	$120,580	$68,921	$64,471	$83,630	$416,035
	Special Mention	—	—	347	136	337	—	820
	Substandard	—	3,313	—	492	148	2,400	6,353
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
		$35,731	$46,015	$120,927	$69,549	$64,956	$86,030	$423,208

	Current period gross charge-offs	$—	$—	$54	$—	$43	$16	$113

		September 30, 2024
		Loans at Amortized Cost Basis by Origination Year
		2024	2023	2022	2021	2020	Prior	Total
		(Dollars in Thousands)
Consumer:

Secured by 1-4 family residential properties	Performing	$2,986	$3,891	$18,168	$14,627	$6,092	$23,611	$69,375
	Non-performing	—	—	—	—	—	692	692
	Subtotal	$2,986	$3,891	$18,168	$14,627	$6,092	$24,303	$70,067

	Current period gross charge-offs	$—	$—	$—	$—	$—	$2	$2

Direct	Performing	$2,142	$1,256	$539	$637	$323	$121	$5,018
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$2,142	$1,256	$539	$637	$323	$121	$5,018

	Current period gross charge-offs	$—	$—	$1	$34	$3	$15	$53

Branch retail	Performing	$—	$—	$—	$1,418	$2,015	$2,800	$6,233
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$—	$—	$—	$1,418	$2,015	$2,800	$6,233

	Current period gross charge-offs	$—	$—	$—	$10	$18	$29	$57

Indirect	Performing	$36,558	$76,085	$77,626	$57,593	$42,325	$8,525	$298,712
	Non-performing	—	—	31	—	39	—	70
	Subtotal	$36,558	$76,085	$77,657	$57,593	$42,364	$8,525	$298,782

	Current period gross charge-offs	$—	$80	$194	$427	$217	$74	$992

Total consumer	Performing	$41,686	$81,232	$96,333	$74,275	$50,755	$35,057	$379,338
	Non-performing	—	—	31	—	39	692	762
		$41,686	$81,232	$96,364	$74,275	$50,794	$35,749	$380,100

	Current period gross charge-offs	$—	$80	$195	$471	$238	$120	$1,104

The tables below illustrate the carrying amount of loans and leases by credit quality indicator and year of origination as of December 31, 2023:

		December 31, 2023
		Loans at Amortized Cost Basis by Origination Year
		2023	2022	2021	2020	2019	Prior	Total
		(Dollars in Thousands)
Commercial:

Construction, land development and other land loans	Pass	$7,913	$37,068	$41,800	$804	$—	$555	$88,140
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$7,913	$37,068	$41,800	$804	$—	$555	$88,140

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by multi-family residential properties	Pass	$407	$29,683	$5,950	$5,676	$7,063	$13,618	$62,397
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$407	$29,683	$5,950	$5,676	$7,063	$13,618	$62,397

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by non-farm, non-residential properties	Pass	$26,521	$36,141	$23,551	$56,404	$18,127	$46,261	$207,005
	Special Mention	—	532	1,776	344	—	1,448	4,100
	Substandard	—	—	—	152	—	2,329	2,481
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$26,521	$36,673	$25,327	$56,900	$18,127	$50,038	$213,586

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans	Pass	$10,948	$6,187	$14,586	$2,593	$1,565	$22,614	$58,493
	Special Mention	—	159	782	174	38	—	1,153
	Substandard	—	116	191	59	260	243	869
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$10,948	$6,462	$15,559	$2,826	$1,863	$22,857	$60,515

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Total commercial	Pass	$45,789	$109,079	$85,887	$65,477	$26,755	$83,048	$416,035
	Special Mention	—	691	2,558	518	38	1,448	5,253
	Substandard	—	116	191	211	260	2,572	3,350
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
		$45,789	$109,886	$88,636	$66,206	$27,053	$87,068	$424,638

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

		December 31, 2023
		Loans at Amortized Cost Basis by Origination Year
		2023	2022	2021	2020	2019	Prior	Total
		(Dollars in Thousands)
Consumer:

Secured by 1-4 family residential properties	Performing	$4,230	$20,172	$14,986	$6,675	$8,950	$20,334	$75,347
	Non-performing	—	—	—	—	—	853	853
	Subtotal	$4,230	$20,172	$14,986	$6,675	$8,950	$21,187	$76,200

	Current period gross charge-offs	$—	$—	$—	$—	$—	$97	$97

Direct consumer	Performing	$2,383	$1,157	$1,485	$575	$225	$113	$5,938
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$2,383	$1,157	$1,485	$575	$225	$113	$5,938

	Current period gross charge-offs	$2	$5	$316	$118	$42	$88	$571

Branch retail	Performing	$—	$—	$2,160	$2,696	$1,572	$2,242	$8,670
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$—	$—	$2,160	$2,696	$1,572	$2,242	$8,670

	Current period gross charge-offs	$—	$—	$108	$140	$57	$140	$445

Indirect consumer	Performing	$88,688	$89,376	$66,147	$50,883	$5,485	$5,712	$306,291
	Non-performing	—	—	54	—	—	—	54
	Subtotal	$88,688	$89,376	$66,201	$50,883	$5,485	$5,712	$306,345

	Current period gross charge-offs	$6	$235	$332	$270	$39	$50	$932

Total consumer:	Performing	$95,301	$110,705	$84,778	$60,829	$16,232	$28,401	$396,246
	Non-performing	—	—	54	—	—	853	907
		$95,301	$110,705	$84,832	$60,829	$16,232	$29,254	$397,153

	Current period gross charge-offs	$8	$240	$756	$528	$138	$375	$2,045

The following table provides an aging analysis of past due loans by class as of September 30, 2024:

	As of September 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$53,098	$53,098	$—
Secured by 1-4 family residential properties	461	—	—	461	69,606	70,067	—
Secured by multi-family residential properties	—	—	—	—	100,627	100,627	—
Secured by non-farm, non-residential properties	—	81	1,250	1,331	223,280	224,611	—
Commercial and industrial loans	403	—	8	411	44,461	44,872	—
Consumer loans:				—
Direct	12		—	12	5,006	5,018	—
Branch retail	61		—	61	6,172	6,233	—
Indirect	338	34	70	442	298,340	298,782	—
Total	$1,275	$115	$1,328	$2,718	$800,590	$803,308	$—
As a percentage of total loans	0.16%	0.01%	0.17%	0.34%	99.66%	100.00%

The following table provides an aging analysis of past due loans by class as of December 31, 2023:

	As of December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$88,140	$88,140	$—
Secured by 1-4 family residential properties	820	177	23	1,020	75,180	76,200	—
Secured by multi-family residential properties	—	—	—	—	62,397	62,397	—
Secured by non-farm, non-residential properties	—	—	1,302	1,302	212,284	213,586	—
Commercial and industrial loans	89	34	147	270	60,245	60,515	—
Consumer loans:
Direct	42	—	—	42	5,896	5,938	—
Branch retail	39	1	—	40	8,630	8,670	—
Indirect	316	33	54	403	305,942	306,345	—
Total	$1,306	$245	$1,526	$3,077	$818,714	$821,791	$—
As a percentage of total loans	0.15%	0.03%	0.19%	0.37%	99.63%	100.00%

The tables below present the amortized cost of loans on nonaccrual status and loans past due 90 days or more and still accruing interest as of September 30, 2024 and December 31, 2023. Also presented is the balance of loans on nonaccrual status at September 30, 2024 and December 31, 2023 for which there was no related allowance for credit losses recorded.

	Loans on Non-Accrual Status
	September 30, 2024
	(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	1,411	416	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,250	1,250	—
Commercial and industrial loans	3,321	3,312	—
Consumer loans:			—
Direct	—	—	—
Branch retail	—	—	—
Indirect	69	—	—
Total loans	$6,051	$4,978	$—

	Loans on Non-Accrual Status
	December 31, 2023
	(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	891	462	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,302	1,314	—
Commercial and industrial loans	152	77	—
Consumer loans:			—
Direct	—	—	—
Branch retail	—	—	—
Indirect	55	—	—
Total loans	$2,400	$1,853	$—

The following tables present the amortized cost basis of collateral dependent loans as of September 30, 2024 and December 31, 2023, which loans are individually evaluated to determine credit losses:

	September 30, 2024
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	1,427	—	1,427
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,643	—	1,643
Commercial and industrial	—	5,856	5,856
Direct consumer	—	—	—
Total loans individually evaluated	$3,070	$5,856	$8,926

	December 31, 2023
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	485	—	485
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,333	—	2,333
Commercial and industrial	—	112	112
Direct consumer	—	—	—
Total loans individually evaluated	$2,818	$112	$2,930

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

During the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company did not modify any loans to borrowers experiencing financial difficulty, and there were no payment defaults on loans that were modified in the previous twelve months.

5.
OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
	(Dollars in Thousands)
Beginning balance	$602	$686
Additions (1)	26	—
Sales proceeds	—	—
Gross gains	—	—
Gross losses	—	—
Net gains	—	—
Impairment	(90)	(69)
Ending balance	$538	$617

(1)
Additions to other real estate owned (“OREO”) may include transfers from loans, transfers from closed branches, and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was zero as of both September 30, 2024 and 2023. In addition, the Company did not hold any consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of both September 30, 2024 and 2023, respectively.

Repossessed Assets

The Company also acquires assets through the repossession of the underlying collateral of loans in default. Total repossessed assets as of September 30, 2024 and 2023 were $49 thousand and $0.3 million, respectively

6.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the fair value of goodwill is lower than its carrying amount, goodwill must be written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill totaled $7.4 million as of both September 30, 2024 and December 31, 2023. Goodwill impairment was neither indicated nor recorded during the nine months ended September 30, 2024 or the year ended December 31, 2023.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. No write-downs of core deposit premiums were recorded by the Company during the nine months ended September 30, 2024 or the year ended December 31, 2023.

The Company’s goodwill and other intangible assets (carrying basis and accumulated amortization) as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
	(Dollars in Thousands)
Goodwill	$7,435	$7,435
Core deposit intangible:
Gross carrying amount	2,048	2,048
Accumulated amortization	(1,981)	(1,877)
Core deposit intangible, net	67	171
Total	$7,502	$7,606

The Company’s estimated remaining amortization expense on intangible assets as of September 30, 2024 was as follows:

Amortization Expense
(Dollars in Thousands)
2024	$18
2025	49
Total	$67

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

•
Federal funds purchased, which represent unsecured lines of credit that generally mature within one to 90 days, are available to the Bank through arrangements with correspondent banks and the FRB. As of both September 30, 2024 and December 31, 2023, there were no federal funds purchased outstanding.
•
Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. There were no securities sold under repurchase agreements as of both September 30, 2024 and December 31, 2023.
•
Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of September 30, 2024 and December 31, 2023, the Bank had zero and $10.0 million, respectively, in outstanding FHLB advances with original maturities of less than one year.

Long-Term Borrowings

FHLB Advances

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both September 30, 2024 and December 31, 2023, the Company did not have any long-term FHLB advances outstanding.

Subordinated Debt

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031 (the “Notes”). The Notes bear interest at a rate of 3.50% per annum for the first five years, after which the interest rate will be reset quarterly to a benchmark interest rate per annum which, subject to certain conditions provided in the Notes, will be equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 275 basis points. The Company used the net proceeds of the Notes for general corporate purposes, which included repurchasing of the Company’s common stock, and supporting organic growth plans, including the maintenance of the Bank's capital ratios. Net of unamortized debt issuance costs, the Notes were recorded as long-term borrowings totaling $10.9 million and $10.8 as of September 30, 2024 and December 31, 2023, respectively. The table below provides additional information related to the Notes as of and for the nine months ended September 30, 2024 and 2023.

	September 30,	September 30,
	2024	2023
	(Dollars in Thousands)
Balance at period-end	$10,854	$10,781
Average balance during the period	$10,848	$10,775
Maximum month-end balance during the period	$10,854	$10,781
Average rate paid during the period, including amortization of debt issuance costs	4.16%	4.16%
Weighted average remaining maturity (in years)	7.00	8.00

Available Credit

As an additional funding source, the Company has available unused lines of credit with correspondent banks, the FRB and the FHLB. Certain of these funding sources are subject to underlying collateral. As of September 30, 2024 and December 31, 2023, the Company’s available unused lines of credit consisted of the following:

Available Unused Lines of Credit	Collateral Requirements	September 30, 2024	December 31, 2023
Correspondent banks	None	$48.0 million	$48.0 million
FHLB advances (1)	Subject to collateral	$294.8 million	$279.4 million
FRB (2)	Subject to collateral	$165.2 million	$161.7 million

(1)
These amounts represent the total remaining credit the Company has from the FHLB, but this credit can only be utilized to the extent that underlying collateral exists. The total lendable collateral value of assets pledged (including loans and investment securities) associated with FHLB advances and letters of credit totaled $54.8 million and $61.7 million as of September 30, 2024 and December 31, 2023, respectively. The Company’s collateral exposure with the FHLB in the form of advances and letters of credit was $30.0 million and $40.0 million as of September 30, 2024 and December 31, 2023, respectively, leaving an excess of collateral of $24.8 million and $21.7 million available to utilize for additional credit as of the respective dates. The Company also has the ability to pledge additional assets to increase the availability of borrowings.

(2)
The Company has access to the FRB's discount window, which allows borrowing on pledged collateral that includes eligible investment securities and loans under 90-day terms. The amounts shown in the table represent the Company's unused borrowing capacity as of the applicable date based on collateral pledged to the FRB's discount window.

8.
INCOME TAXES

The provision for income taxes was $2.0 million for both the nine months ended September 30, 2024 and 2023. The Company’s effective tax rate was 23.5% and 24.4%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $3.8 million and $5.3 million as of September 30, 2024 and December 31, 2023, respectively. The net deferred tax asset, which is included on the interim condensed consolidated balance sheets in other assets, is impacted by changes in the fair value of securities available-for-sale and cash flow hedges, changes in net operating loss carryforwards, changes in the allowance for credit losses, and other book-to-tax temporary differences.

9.
DEFERRED COMPENSATION PLANS

Supplemental Retirement Benefits

The Company has entered into supplemental retirement compensation benefits agreements with certain directors and former executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $2.7 million and $2.9 million as of September 30, 2024 and December 31, 2023, respectively.

Non-Employee Directors' Deferred Compensation Plan

Non-employee directors may elect to defer payment of all or any portion of their director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock, as applicable. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of September 30, 2024 and December 31, 2023, a total of 106,897 and 113,042 shares of Bancshares common stock, respectively, were being held as stock equivalents in connection with the Deferral Plan. All deferred fees and shares of Bancshares common stock are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity as additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

10.
STOCK AWARDS

In 2013, Bancshares’ shareholders authorized the Company, under the direction of the Compensation Committee of the Board of Directors, to provide share-based compensation awards to eligible employees, directors and consultants of the Company and its affiliates pursuant to the 2013 Incentive Plan. Available award types included stock options, stock appreciation rights, restricted stock and restricted stock units, and performance share awards. The 2013 Incentive Plan, as amended in 2019, expired in March 2023. In April 2023, Bancshares’ shareholders approved the 2023 Incentive Plan, which authorizes the Compensation Committee to grant substantially the same types of share-based awards to eligible employees, directors and consultants. Collectively, the 2013 Incentive Plan and the 2023 Incentive Plan are herein referred to as the Company’s “Incentive Plan.” In accordance with the Incentive Plan, shares of common stock available for issuance pursuant to the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Since the origination of the Incentive Plan, through September 30, 2024, only stock options and restricted stock have been granted. Stock-based compensation expense related to stock awards totaled $0.4 million for both the nine months ended September 30, 2024 and 2023, respectively.

Stock Options

Stock option awards have been granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms. The Company recognizes the cost of services received in exchange for stock option awards based on the grant date fair value of the award, with compensation expense recognized on a straight-line basis over the award’s vesting period. The fair value of outstanding awards was determined using the Black-Scholes option pricing model. The Company did not grant any stock option awards during the nine months ended September 30, 2024 or 2023.

The following table summarizes the Company’s stock option activity for the periods presented.

	Nine Months Ended
	September 30, 2024		September 30, 2023
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	411,900	$9.77	419,650	$9.79
Granted	—	—	—	—
Exercised	86,700	8.14	—	—
Expired	7,600	8.09	—	—
Forfeited	—	—	—	—
Options outstanding, end of period	317,600	$10.26	419,650	$9.79
Options exercisable, end of period	317,600	$10.26	419,650	$9.79

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was $0.5 million and $0.1 as of September 30, 2024 and 2023, respectively.

Restricted Stock

During the nine months ended September 30, 2024 and 2023, 55,300 shares and 57,300 shares, respectively, of restricted stock were granted. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

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

The following table provides a summary of the components of lease income and expense, as well as the reporting location in the interim condensed consolidated statements of operations, for the three and nine months ended September 30, 2024 and 2023:

	Location in the Condensed	Three Months Ended		Nine Months Ended
	Consolidated Statements of Operations	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
		(Dollars in Thousands)		(Dollars in Thousands)
Operating lease income (1)	Lease income	$260	$241	$770	$707
Operating lease expense (2)	Net occupancy and equipment	$147	$108	$460	$324

(1)
Operating lease income includes rental income from owned properties.
(2)
Includes short-term lease costs. For the three and nine months ended September 30, 2024 and 2023, short-term lease costs were nominal in amount.

The following table provides supplemental lease information for operating leases on the interim condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	Location in the Condensed
	Consolidated Balance Sheet	September 30, 2024	December 31, 2023
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$2,003	$2,019
Operating lease liabilities	Other liabilities	$2,052	$2,055
Weighted-average remaining lease term (in years)		5.62	6.37
Weighted-average discount rate		4.10%	4.10%

The following table provides supplemental lease information for the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$295	$323

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of September 30, 2024:

Minimum Rental Payments
(Dollars in Thousands)
2024	$100
2025	295
2026	302
2027	308
2028	269
2029 and thereafter	930
Total future minimum lease payments	$2,204
Less: Imputed interest	152
Total operating lease liabilities	$2,052

12.
DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposures to business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amounts, sources, and duration of assets and liabilities. The Company uses interest rate derivative instruments to minimize unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company’s interest rate risk management strategy generally involves modifying the repricing characteristics of certain assets and liabilities to mitigate negative impacts on net interest margin and/or cash flow. Interest rate derivative instruments utilized by the Company generally include interest rate swap contracts or option contracts, such as caps and floors. The Company’s existing credit derivatives result from participations of loan participation arrangements, and therefore, are not used to manage interest rate risk in the Company’s assets or liabilities.The fair values of derivative instruments are carried in the Company’s consolidated balance sheets as assets and/or liabilities. The Company does not use derivatives for speculative purposes and generally enters into transactions that have a qualifying hedge relationship. When hedge accounting is used, derivatives are classified as either cash flow hedges or fair value hedges. The Company may also enter into derivative contracts that are not designated as hedges in order to mitigate economic risks or risks associated with volatility in connection with customer derivative transactions.

As of September 30, 2024, the Company had active hedges in place that were receiving hedge accounting treatment, as well as derivative instruments that were not receiving hedge accounting treatment. In addition, the Company’s net interest income continued to benefit from certain derivative contracts that were terminated in prior periods, but that were originally designated for hedge accounting purposes. In accordance with original hedge relationship, unrealized gains recorded upon termination are being reclassified to interest income or interest expense over the original terms of the derivative contracts.

Cash Flow Hedges

In August 2024, the Company entered into two forward starting interest rate swap contracts with the objective of protecting the Company against variability in expected future cash flows attributed to changes in the SOFR interest rate on the designated notional of interest-bearing liabilities. Each of the contracts has a $20 million notional amount, or $40 million in aggregate. The interest rate swaps were designated as derivative instruments in cash flow hedges. In accordance with the related contracts, the Company pays a fixed interest rate and receives a variable interest rate based on the SOFR, on the notional amounts, with quarterly net settlements. The swap contracts are scheduled to terminate on September 6, 2027 and March 15, 2028. As of September 30, 2024, the hedge relationships for both swaps were designated effective, and accordingly, changes in the fair value of the contracts were included as an adjustment to accumulated other comprehensive income.

Fair Value Hedges

In June 2023, the Company entered into three forward interest rate swap contracts on a pool of fixed rate indirect consumer loans. Each of the three contracts has a $10.0 million notional amount, or $30.0 million in aggregate. The interest rate swaps were designated as derivative instruments in fair value hedges with the objective of effectively converting a pool of fixed rate indirect consumer loans to a variable rate throughout the hedge durations in accordance with the portfolio layer method. In accordance with the related contracts, for each swap, the Company pays a fixed interest rate and receives a variable interest rate based on the SOFR, on the notional amounts, with monthly net settlements. The three swap contracts are scheduled to terminate at different maturity dates, including December 1, 2025, December 1, 2026, and June 1, 2027. As of both September 30, 2024 and December 31, 2023, the hedge relationships for all three swaps were designated effective, and accordingly, changes in the fair value of the contracts were included as adjustment to the underlying fixed rate consumer loans.

Interest Rate Floors

In March 2024, the Company entered into two interest rate floor contracts, each with a notional amount of $25.0 million, or $50.0 million in aggregate. The interest rate floor contracts were not designated as hedging instruments, and accordingly, changes in the fair value of the contracts are being recorded as non-interest income or expense over the term of each contract. Both of the derivative contracts are intended to mitigate the Company’s risk of loss associated with downward shifts in the SOFR. One of the contracts will provide cash flow to the Company in the event the SOFR decreases below 4.0% before the contract’s designated termination date of March 27, 2025, while the other contract will provide cash flow to the Company in the event the SOFR decreases below 3.0% prior to the contract’s designated termination date of March 27, 2026.

Credit Derivatives

In September 2024, the Company entered into a credit risk participation agreement with a lead participant bank with which the Company shares a participation loan. For participating in the agreement, the Company received a one-time fee which was included in other liabilities. The derivative is not eligible for hedge accounting treatment. Accordingly, valuation changes are recorded directly to non-interest income or expense.

Previously Terminated Hedges

In February 2023, the Company voluntarily terminated four interest rates swap contracts, each with notional amounts of $10.0 million, or an aggregate amount of $40.0 million. Two of the swaps were previously designated as cash flow hedges, while two were previously designated as fair value hedges. The termination of the cash flow hedges resulted in a net unrealized gain totaling $1.1 million. The unrealized gain was initially recorded in accumulated other comprehensive income, net of tax, and is being reclassified to reduce interest expense over the original terms of the swap contracts. Remaining unrealized gains associated with these terminated cash flow hedges totaled $0.4 million and $0.7 million as of September 30, 2024 and December 31, 2023, respectively. The termination of the fair value hedges resulted in an unrealized gain totaling $1.0 million which is being reclassified to increase interest income over the original terms of the swap contracts. Remaining unrealized gains associated with the fair value hedges totaled zero and $0.4 million as of September 30, 2024 and December 31, 2023, respectively.

In May 2022, the Company voluntarily terminated one interest rate swap contract with a notional amount of $10.0 million. The swap was previously designated as a cash flow hedge. The termination resulted in a net unrealized gain of $0.3 million. The unrealized gain was initially recorded in accumulated other comprehensive income, net of tax, and was reclassified to reduce interest expense over the original term of the swap contract. Remaining unrealized gains associated with this terminated cash flow hedge totaled zero and $84 thousand as of September 30, 2024 and December 31, 2023, respectively.

Presentation

The table below reflects the notional amount and fair value of active derivative instruments included on the Company’s consolidated balance sheets on a net basis as of September 30, 2024 and December 31, 2023.

	As of September 30, 2024		As of December 31, 2023
		Estimated		Estimated
		Fair Value		Fair Value
	Notional Amount	Gain (Loss) (1)	Notional Amount	Gain (Loss) (1)
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to fixed rate indirect consumer loans	$30,000	$(283)	$30,000	$(119)
Total fair value hedges		(283)		(119)
Cash flow hedges:
Interest rate swaps related to interest-bearing liabilities	$40,000	$(264)	$—	—
Total cash flow hedges		(264)		—
Total derivatives designated as hedging instruments, net		(547)		(119)
Derivatives not designated as hedging instruments:
Interest rate floors	$50,000	109	$—	—
Credit risk participation agreement	$6,998	(4)	$—	—
Total derivatives not designated as hedging instruments, net		$105		$—

(1)
Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities in the consolidated balance sheets.

The following table presents the net effects of derivative instruments on the Company’s interim condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023. The effects, which include the reclassification of unrealized gains on terminated swap contracts, are presented as either an increase or decrease to income before income taxes in the relevant caption of the Company’s interim condensed consolidated statements of operations.

Location in the Condensed		Three Months Ended		Nine Months Ended
Consolidated Statements of Operations		September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
		(Dollars in Thousands)		(Dollars in Thousands)
Interest income	Interest and fees on loans	$209	$258	$729	$603
Interest expense	Interest on deposits	93	120	333	376
Interest expense	Interest on borrowings	12	36	84	108
Non-interest income	Other non-interest income	27	—	27	—
Non-interest expense	Other non-interest expense	72	—	10	—
	Net increase to income before income taxes	$413	$414	$1,183	$1,087

13.
OTHER OPERATING INCOME AND EXPENSE

Other Operating Income

Other operating income for the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(Dollars in Thousands)
Bank-owned life insurance	$136	$119	$400	$348
ATM fee income	90	93	272	315
Gain on sales of premises and equipment and other assets	—	18	—	18
Other income	103	64	250	208
Total	$329	$294	$922	$889

Other Operating Expense

Other operating expense for the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(Dollars in Thousands)
Postage, stationery and supplies	$106	$151	$420	$472
Telephone/data communication	197	128	582	479
Collection and recoveries	47	71	107	252
Directors fees	81	94	262	284
Software amortization	62	86	239	313
Other real estate/foreclosure expense, net	31	9	92	30
Other expense	575	545	1,593	1,769
Total	$1,099	$1,084	$3,295	$3,599

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

	September 30, 2024	December 31, 2023
	(Dollars in Thousands)
Standby letters of credit	$—	$—
Standby performance letters of credit	$916	$669
Commitments to extend credit	$120,135	$141,121

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of September 30, 2024 and December 31, 2023, the potential amounts of future payments that the

Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

At each quarter end date, the Company calculates an allowance for unfunded lending commitments, including those described in the table above. The Company's allowance for unfunded commitments totaled $0.5 million and $0.6 million as of September 30, 2024 and December 31, 2023, respectively. Additional discussion related to the calculation of the allowance for unfunded commitments is included in Note 4, "Loans and Leases".

Self-Insurance

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates a liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies' incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both September 30, 2024 and December 31, 2023. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

Litigation

The Company is party to certain ordinary course litigation, and intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such ordinary course litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the nine months ended September 30, 2024 or the year ended December 31, 2023.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

	Fair Value Measurements as of September 30, 2024 Using
	Totals At September 30, 2024	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$60,759	$—	$60,759	$—
Commercial	12,821	—	12,821	—
Obligations of U.S. government-sponsored agencies	11,274	—	11,274	—
Obligations of states and political subdivisions	1,555	—	1,555	—
Corporate notes	15,517	—	15,517	—
U.S. Treasury securities	42,349	42,349	—	—
Derivative contracts:
Other assets - interest rate floors	109	—	109	—
Other liabilities - interest rate swaps	547		547
Other liabilities - credit risk participation agreement	4		4

	Fair Value Measurements as of December 31, 2023 Using
	Totals At December 31, 2023	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$44,728	$—	$44,728	$—
Commercial	9,040	—	9,040	—
Obligations of U.S. government-sponsored agencies	11,280	—	11,280
Obligations of states and political subdivisions	1,558	—	1,558	—
Corporate notes	14,957		14,957	—
U.S. Treasury securities	54,002	54,002	—	—
Derivative contracts:
Other liabilities - interest rate swaps	119	—	119	—

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

As of September 30, 2024 and December 31, 2023, included within OREO were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Company that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

The following table presents the balances of impaired loans, OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023:

	Fair Value Measurements as of September 30, 2024 Using
	Totals At September 30, 2024	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$3,908	$—	$—	$3,908
OREO and other assets held-for-sale	538	—	—	538

	Fair Value Measurements as of December 31, 2023 Using
	Totals At December 31, 2023	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$51	$—	$—	$51
OREO and other assets held-for-sale	602	—	—	602

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following tables present information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2024 and December 31, 2023. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of September 30, 2024 and December 31, 2023 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value September 30, 2024	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$3,908	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	9.5%

OREO and other assets held-for-sale	$538	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	9.5%

	Level 3 Significant Unobservable Input Assumptions
	Fair Value December 31, 2023	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$51	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	9.5%

OREO and other assets held-for-sale	$602	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	9.5%

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

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents: The carrying amount of cash and cash equivalents approximates fair value.

Federal funds sold and securities purchased under reverse repurchase agreements: Federal funds sold and securities purchased under reverse repurchase agreements all contain maturities of 30 days or less, and therefore, their carrying amounts approximate fair value.

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

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$82,309	$82,309	$82,309	$—	$—
Investment securities available-for-sale	144,275	144,275	42,349	101,926	—
Investment securities held-to-maturity	769	736	—	736	—
Federal funds sold and securities purchased under reverse repurchase agreements	15,524	15,524	—	15,524	—
Federal Home Loan Bank stock	781	781	—	—	781
Loans, net of allowance for credit losses	793,192	751,685	—	—	751,685
Other assets - interest rate floors	109	109	—	109	—
Liabilities:
Deposits	981,149	923,979	—	923,979	—
Short-term borrowings	—	—	—	—	—
Long-term borrowings	10,854	9,582	—	9,582	—
Other liabilities - interest rate swaps	547	547	—	547	—
Other liabilities - credit risk participation agreement	4	4	—	4	—

	December 31, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$50,279	$50,279	$50,279	$—	$—
Investment securities available-for-sale	135,565	135,565	54,002	81,563	—
Investment securities held-to-maturity	1,104	1,041	—	1,041	—
Federal funds sold	9,475	9,475	—	9,475	—
Federal Home Loan Bank stock	1,201	1,201	—	—	1,201
Loans, net of allowance for credit losses	811,284	773,800	—	—	773,800
Liabilities:
Deposits	950,191	882,746	—	882,746	—
Short-term borrowings	10,000	10,000	—	10,000	—
Long-term borrowings	10,799	9,814		9,814
Other liabilities - interest rate swaps	119	119		119

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

Delivery of the best possible financial services to customers remains an overall operational focus of the Company. The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 154 full-time equivalent employees (as of September 30, 2024), to ensure customer satisfaction and convenience.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of September 30, 2024 to December 31, 2023, while comparing income and expense for the nine months ended September 30, 2024 and 2023. All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

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

RECENT MARKET CONDITIONS

During the nine months ended September 30, 2024, the banking industry continued to be impacted by economic volatility and the higher interest rate environment that has persisted since 2022. The U.S. inflation rate, as measured by the consumer price index, slowed for a sixth consecutive month in September 2024 to 2.4%. While the inflation rate remained elevated above the Federal Reserve Bank’s (“FRB”) longer run target of 2%, the trend downward led the Open Market Committee of the FRB to reduce the federal funds rate by 50 basis points, bringing the target federal funds rate to a range of 4.75% to 5.00% as of September 30, 2024. This signaled at least a partial shift in focus by the FRB to managing employment levels more closely, while continuing to monitor inflation levels. The U.S. unemployment rate trended lower during the third quarter of 2024, easing to 4.1% in September 2024, while the U.S. economy, as measured by gross domestic product, expanded at an annualized pace of 2.8% in the third quarter of 2024. U.S. Treasury rates decreased substantially during the third quarter of 2024, with short term rates generally decreasing in greater magnitude than long term rates causing a flattening of the treasury curve. While benchmark interest rates eased during the third quarter of 2024, competitive pressures in the banking industry remained elevated, particularly with respect to deposit pricing. In addition, geopolitical uncertainty on the world stage, as well as political uncertainty with respect to the U.S. election cycle, persisted through the quarter. Management continues to carefully navigate the Company’s course through these challenges, and believes the Company is well positioned to respond effectively in multiple operating environments. However, additional inflationary pressure, higher interest rates, and a fiercely competitive environment could put downward pressure on the Company’s financial position and results of operations.

EXECUTIVE OVERVIEW

The Company earned net income of $2.2 million, or $0.36 per diluted common share, during the three months ended September 30, 2024, compared to $2.1 million, or $0.33 per diluted common share, for the three months ended September 30, 2023. For the nine months ended September 30, 2024, net income totaled $6.5 million, or $1.04 per diluted common share, compared to $6.2 million, or $0.97 per diluted common share, for the nine months ended September 30, 2023.

Summarized condensed consolidated statements of operations are included below for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
	(Dollars in Thousands, Except Per Share Data)
Interest income	$15,017	$13,902	$43,840	$38,861
Interest expense	5,832	4,419	16,439	10,621
Net interest income	9,185	9,483	27,401	28,240
Provision for credit losses	152	184	152	753
Net interest income after provision for credit losses	9,033	9,299	27,249	27,487
Non-interest income	901	837	2,601	2,465
Non-interest expense	6,990	7,319	21,409	21,740
Income before income taxes	2,944	2,817	8,441	8,212
Provision for income taxes	722	704	1,985	2,004
Net income	$2,222	$2,113	$6,456	$6,208
Basic net income per share	$0.38	$0.35	$1.10	$1.04
Diluted net income per share	$0.36	$0.33	$1.04	$0.97
Dividends per share	$0.05	$0.05	$0.15	$0.15

The discussion that follows summarizes the most significant activity that drove changes in the Company’s operating results during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Net Interest Income and Margin

Net interest income decreased by $0.8 million, or 3.0%, comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023. In general, net interest margin has declined amid the higher interest rate environment that has persisted since 2022, as interest-bearing liabilities repriced at faster rates than interest-bearing assets. For the nine months ended September 30, 2024, net interest income totaled $27.4 million, compared to $28.2 million during the nine months ended September 30, 2023. Net interest margin totaled 3.65% for the nine months ended September 30, 2024, compared to 3.93% for the nine months ended September 30, 2023.

Provision for Credit Losses

For the nine months ended September 30, 2024, the provision for credit losses totaled $0.2 million, compared to $0.8 million for the nine months ended September 30, 2023. The decrease in the provision for credit losses comparing the first nine months of 2024 to the corresponding period of 2023 was due primarily to decreases in loan volume, as well as adjustments in economic forecasts that impact the calculation of the allowance for credit losses ("ACL") on loans and leases. As of September 30, 2024, the Company’s ACL on loans and leases as a percentage of total loans was 1.26%, compared to 1.28% as of December 31, 2023.

Non-interest Income

Non-interest income remained relatively consistent, totaling $2.6 million and $2.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Non-interest Expense

For the nine months ended September 30, 2024, non-interest expense totaled $21.4 million, compared to $21.7 million for the nine months ended September 30, 2023. Salaries and benefits expense decreased during the first nine months of 2024 compared to the corresponding period of 2023, primarily due to lower staff levels resulting from strategic initiatives implemented by the Company in prior years. In addition, other expenses were lower during the nine months ended September 30, 2024 compared to the corresponding period of 2023, due primarily to the recovery of check fraud losses and reduced collection expenses. These reductions in non-interest expense during the first nine months of 2024 were partially offset by increases associated with occupancy and professional services expenses.

Total Assets

As of September 30, 2024, the Company’s assets totaled $1,100.2 million, compared to $1,072.9 million as of December 31, 2023, an increase of 2.5%.

Loans

Total loans decreased by $18.5 million, or 2.2%, as of September 30, 2024, compared to December 31, 2023. The decrease was primarily driven by payoffs of construction loans and, to a lesser extent, reductions in the consumer indirect and commercial and industrial ("C&I") loan categories. These reductions were partially offset by growth in commercial real estate (non-farm, non-residential) and multi-family residential loans. While the Company experienced a reduction in loan volume during the first nine months of 2024, average loan balances remained higher than average loan balances during the corresponding period of 2023. For the nine months ended September 30, 2024, average total loans were $821.0 million, compared to $795.0 million during the nine months ended September 30, 2023.

Asset Quality

Nonperforming assets, including loans in non-accrual status and OREO, totaled $6.6 million as of September 30, 2024, compared to $3.0 million as of December 31, 2023. The increase in nonperforming assets resulted from two loans (from the C&I and 1-4 family residential categories) that moved into non-accrual status during the third quarter of 2024. As a percentage of total assets, nonperforming assets totaled 0.60% as of September 30, 2024, compared to 0.28% as of December 31, 2023. Annualized net charge-offs as a percentage of average loans during the nine months ended September 30, 2024 totaled 0.10%, compared to 0.12% during the corresponding period of 2023.

Deposit Growth

Deposits totaled $981.1 million as of September 30, 2024, compared to $950.2 million as of December 31, 2023. The increase since December 31, 2023 was due primarily to increased interest-bearing time deposits and interest-bearing demand deposits, partially offset by decreased money market and savings accounts. Core deposits, which exclude time deposits of $250 thousand or more and all wholesale brokered deposits, totaled $833.5 million, or 85.0% of total deposits, as of September 30, 2024, compared to $819.5 million, or 86.2% of total deposits, as of December 31, 2023.

Deployment of Funds

As of September 30, 2024, the Company held cash, federal funds sold and securities purchased under reverse repurchase agreements totaling $97.8 million, or 8.9% of total assets, compared to $59.8 million, or 5.6% of total assets, as of December 31, 2023. Investment securities, including both the available-for-sale and held-to-maturity portfolios, totaled $145.0 million as of September 30, 2024, compared to $136.7 million as of December 31, 2023. During the nine months ended September 30, 2024, $27.5 million was invested in taxable U.S. agency-sponsored bonds, resulting in improved yields in the investment portfolio. As of September 30, 2024, the expected average life of securities in the investment portfolio was 4.1 years, compared to 3.9 years as of December 31, 2023.

Shareholders’ Equity

Shareholders’ equity increased by $7.9 million, or 8.7%, as of September 30, 2024, compared to December 31, 2023. The increase in shareholders’ equity during the nine months ended September 30, 2024 resulted primarily from earnings, net of dividends paid and repurchases of shares of the Company's common stock. In addition, shareholders' equity was positively impacted during the nine months ended September 30, 2024 by reductions in the Company's accumulated other comprehensive loss resulting from changes in market interest rates, as well as the maturity of lower yielding investment securities.

Cash Dividends

The Company declared cash dividends totaling $0.15 per share on its common stock during both the nine months ended September 30, 2024 and 2023.

Share Repurchases

During the nine months ended September 30, 2024, the Company repurchased 106,500 shares of its common stock at a weighted average price of $10.67 per share. The repurchases were completed under the Company’s previously announced share repurchase program. As of September 30, 2024, 352,813 shares remained available for repurchase under the program.

Regulatory Capital

During the nine months ended September 30, 2024, the Bank continued to maintain capital ratios at higher levels than required to be considered a “well-capitalized” institution under applicable banking regulations. As of September 30, 2024, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 11.45%. Its total capital ratio was 12.63%, and its Tier 1 leverage ratio was 9.49%.

Liquidity

As of September 30, 2024, the Company continued to maintain excess funding capacity sufficient to provide adequate liquidity for loan growth, capital expenditures and ongoing operations. The Company benefits from a strong core deposit base, a liquid investment securities portfolio and access to funding from a variety of sources, including federal funds lines with other banking institutions, Federal Home Loan Bank (FHLB) advances, the discount window of the Federal Reserve Bank (FRB), and brokered deposits.

Banking Center Growth

As part of the Company’s overall growth strategy, during the nine months ended September 30, 2024, the Company opened a new banking center in the Bearden area of Knoxville, Tennessee that replaced the Bank’s previously existing Knoxville-Bearden location. In addition, the Company commenced renovation of a banking center office in Daphne, Alabama that was purchased from another financial institution. This location is expected to serve as the Bank’s initial deposit gathering facility in the Daphne/Mobile area, and it is anticipated that the location will open to the public in 2025.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is calculated as the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company’s earning assets consist of loans, taxable and tax-exempt investments, Federal Home Loan Bank stock, federal funds sold by the Bank, securities purchased under reverse repurchase agreements and interest-bearing deposits in banks. Interest-bearing liabilities consist of interest-bearing demand deposits and savings and time deposits, as well as short- and long-term borrowings.

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three and nine months ended September 30, 2024 and 2023. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
ASSETS
Interest-earning assets:
Total loans (1)	$821,444	$13,206	6.40%	$821,294	$12,584	6.08%
Taxable investment securities	143,802	1,117	3.09%	123,290	682	2.19%
Tax-exempt investment securities	1,019	4	1.56%	1,037	3	1.15%
Federal Home Loan Bank stock	825	16	7.72%	1,001	21	8.32%
Federal funds sold and securities purchased under reverse repurchase agreements	5,285	71	5.34%	1,069	14	5.20%
Interest-bearing deposits in banks	43,191	603	5.55%	44,379	598	5.35%
Total interest-earning assets	1,015,566	15,017	5.88%	992,070	13,902	5.56%

Noninterest-earning assets	64,632			61,235
Total	$1,080,198			$1,053,305

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand deposits	$209,322	$566	1.08%	$206,540	$176	0.34%
Savings deposits	244,022	1,650	2.69%	244,932	1,570	2.54%
Time deposits	355,819	3,493	3.91%	323,824	2,476	3.03%
Total interest-bearing deposits	809,163	5,709	2.81%	775,296	4,222	2.16%
Noninterest-bearing demand deposits	153,171	—	—	161,381	—	—
Total deposits	962,334	5,709	2.36%	936,677	4,222	1.79%
Borrowings	11,769	123	4.16%	19,468	197	4.01%
Total funding costs	974,103	5,832	2.38%	956,145	4,419	1.83%

Other noninterest-bearing liabilities	10,095			10,263
Shareholders’ equity	96,000			86,897
Total	$1,080,198			$1,053,305

Net interest income (2)		$9,185			$9,483
Net interest margin			3.60%			3.79%

(1)

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $3.4 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively.

(2)	Loan fees are included in interest amounts presented. Loan fees totaled $0.2 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively.

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
ASSETS
Interest-earning assets:
Total loans (1)	$821,008	$38,989	6.34%	$795,033	$35,330	5.94%
Taxable investment securities	139,876	3,084	2.95%	126,341	2,033	2.15%
Tax-exempt investment securities	1,022	10	1.31%	1,048	10	1.28%
Federal Home Loan Bank stock	902	53	7.85%	1,347	75	7.44%
Federal funds sold and securities purchased under reverse repurchase agreements	5,580	226	5.41%	1,415	51	4.82%
Interest-bearing deposits in banks	35,748	1,478	5.52%	35,437	1,362	5.14%
Total interest-earning assets	1,004,136	43,840	5.83%	960,621	38,861	5.41%

Noninterest-earning assets	66,076			61,484
Total	$1,070,212			$1,022,105

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand deposits	$204,805	$1,242	0.81%	$216,445	$557	0.34%
Savings deposits	250,528	5,161	2.75%	221,293	3,279	1.98%
Time deposits	346,584	9,615	3.71%	297,708	5,845	2.62%
Total interest-bearing deposits	801,917	16,018	2.67%	735,446	9,681	1.76%
Noninterest-bearing demand deposits	151,317	—	—	162,084	—	—
Total deposits	953,234	16,018	2.24%	897,530	9,681	1.44%
Borrowings	13,710	421	4.10%	29,375	940	4.28%
Total funding costs	966,944	16,439	2.27%	926,905	10,621	1.53%

Other noninterest-bearing liabilities	9,816			9,722
Shareholders’ equity	93,452			85,478
Total	$1,070,212			$1,022,105

Net interest income (2)		$27,401			$28,240
Net interest margin			3.65%			3.93%

(1)

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $2.7 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.

(2)	Loan fees are included in interest amounts presented. Loan fees totaled $0.5 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively.

The following tables summarize the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Compared to			Compared to
	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:			Due to Change In:
	Volume	Average Yield/Rate	Net	Volume	Average Yield/Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$2	$620	$622	$1,154	$2,505	$3,659
Taxable investment securities	113	322	435	218	833	1,051
Tax-exempt investment securities	—	1	1	—	—	—
Federal Home Loan Bank stock	(4)	(1)	(5)	(25)	3	(22)
Federal funds sold and securities purchased under reverse repurchase agreements	55	2	57	150	25	175
Interest-bearing deposits in banks	(16)	21	5	12	104	116
Total interest-earning assets	150	965	1,115	1,509	3,470	4,979
Interest expense on:
Demand deposits	2	388	390	(30)	715	685
Savings deposits	(6)	86	80	433	1,449	1,882
Time deposits	245	772	1,017	960	2,810	3,770
Borrowings	(78)	4	(74)	(501)	(18)	(519)
Total interest-bearing liabilities	163	1,250	1,413	862	4,956	5,818
Increase (decrease) in net interest income	$(13)	$(285)	$(298)	$647	$(1,486)	$(839)

Interest income increased by $5.0 million, comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023. Of the increase, $3.5 million was attributable to higher average yields on interest-earning assets, while $1.5 million was attributable to growth in interest-earning assets comparing the two periods. The increase in average yield was attributable to the rise in market interest rates that began in 2022, continued in 2023 and generally persisted through the nine months ended September 30, 2024.

The increase in interest income was offset by an increase in interest expense of $5.8 million, comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023. Of the increase, $4.9 million was attributable to the rise in market interest rates, while $0.9 million was attributable to growth in interest-bearing liabilities, primarily savings and time deposits.

The rising interest rate environment has caused compression of the Company’s net interest margin in recent periods, as the cost of interest-bearing liabilities has generally increased at a faster pace than interest-earning assets. The Company’s net interest margin during the nine months ended September 30, 2024 totaled 3.65%, compared to 3.93% during the nine months ended September 30, 2023. During the third quarter of 2024, the higher interest rate environment began to ease with notable reductions in yields on U.S. treasury instruments, as well as a 50-basis point reduction in the federal funds rate. Should interest rate reductions continue to occur, both the Company’s interest-earning assets and interest-bearing liabilities will be impacted. However, the speed with which interest revenues and expenses reprice can vary significantly based on a number of factors, including, but not limited to, existing contractual terms and the competitive environment, as well as loan and deposit customer behavior and preferences. Management continues to focus efforts to both maximize earning asset growth and reduce interest expense; however, the results of these efforts cannot be fully predicted. In addition, should market interest rates increase or decrease at significant levels, especially in a short period of time, the Company’s net interest income could be negatively impacted.

Provision for Credit Losses

The Company recorded a provision for credit losses of $0.2 million during the nine months ended September 30, 2024, compared to a provision of $0.8 million during the nine months ended September 30, 2023. The decrease in the provision for credit losses comparing the first nine months of 2024 to the corresponding period of 2023 was due primarily to decreases in loan volume, as well as adjustments in economic forecasts that impact the calculation of the ACL on loans and leases. As of September 30, 2024, the Company’s ACL on loans and leases as a percentage of total loans was 1.26%, compared to 1.28% as of December 31, 2023.

Net charge-offs totaled $0.6 million for both the nine months ended September 30, 2024 and 2023. However, the ongoing timing of charge-offs, economic developments, and other factors that could impact the provision for credit losses cannot be fully predicted with certainty. Sustained levels of high inflation, combined with sustained elevated market interest rates, could negatively impact the Company’s borrowers, which could lead to increased provisions for credit losses in the future.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Service charges and other fees on deposit accounts	$312	$302	$10	3.3%	$909	$869	$40	4.6%
Bank-owned life insurance	136	119	17	14.3%	400	348	52	14.9%
Gain on sales of premises and equipment and other assets	—	18	(18)	(100.0)%	—	18	(18)	(100.0)%
Lease income	260	241	19	7.9%	770	707	63	8.9%
ATM fee income	90	93	(3)	(3.2)%	272	315	(43)	(13.7)%
Other income	103	64	39	60.9%	250	208	42	20.2%
Total non-interest income	$901	$837	$64	7.6%	$2,601	$2,465	$136	5.5%

The Company’s non-interest income increased by $0.1 million comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Salaries and employee benefits	$3,837	$4,120	$(283)	(6.9)%	$11,815	$12,310	$(495)	(4.0)%
Net occupancy and equipment	958	897	61	6.8%	2,806	2,625	181	6.9%
Computer services	449	464	(15)	(3.2)%	1,336	1,315	21	1.6%
Insurance expense and assessments	348	423	(75)	(17.7)%	1,153	1,156	(3)	(0.3)%
Fees for professional services	299	331	(32)	(9.7)%	1,004	735	269	36.6%
Postage, stationery and supplies	106	151	(45)	(29.8)%	420	472	(52)	(11.0)%
Telephone/data communications	197	128	69	53.9%	582	479	103	21.5%
Collection and recoveries	47	71	(24)	(33.8)%	107	252	(145)	(57.5)%
Directors fees	81	94	(13)	(13.8)%	262	284	(22)	(7.7)%
Software amortization	62	86	(24)	(27.9)%	239	313	(74)	(23.6)%
Other real estate/foreclosure expense, net	31	9	22	244.4%	92	30	62	206.7%
Other expense	575	545	30	5.5%	1,593	1,769	(176)	(9.9)%
Total non-interest expense	$6,990	$7,319	$(329)	(4.5)%	$21,409	$21,740	$(331)	(1.5)%

Non-interest expense totaled $21.4 million and $21.7 million during the nine months ended September 30, 2024 and 2023, respectively. Salaries and benefits expense decreased during the first nine months of 2024 compared to the corresponding period of 2023, primarily due to lower staff levels resulting from strategic initiatives implemented by the Company in prior years. In addition, other expenses were lower during the nine months ended September 30, 2024 compared to the corresponding period of 2023, due primarily to the recovery of check fraud losses and reduced collection expenses. These reductions in non-interest expense during the first nine months of 2024 were partially offset by increases associated with occupancy and professional services expenses.

Provision for Income Taxes

The provision for income taxes was $2.0 million for both the nine months ended September 30, 2024 and 2023, and the Company’s effective tax rate was 23.5% and 24.4%, respectively, for the same periods.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 4.1 years and 3.9 years as of September 30, 2024 and December 31, 2023, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity. As of September 30, 2024, available-for-sale securities totaled $144.3 million, or 99.5% of the total investment portfolio, compared to $135.6 million, or 99.2% of the total investment portfolio, as of December 31, 2023. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate bonds, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of September 30, 2024, held-to-maturity securities totaled $0.8 million, or 0.5% of the total investment portfolio, compared to $1.1 million, or 0.8% of the total investment portfolio, as of December 31, 2023. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Net unrealized losses in the available-for-sale portfolio totaled $4.7 million as of September 30, 2024, compared to $9.3 million as of December 31, 2023. Net unrealized losses within the available-for-sale portfolio were recognized, net of tax, in accumulated other comprehensive loss.

As of September 30, 2024, the Company evaluated both the available-for-sale and held-to-maturity portfolios for credit losses and concluded that no credit losses were included in either portfolio and that the unrealized losses in both portfolios resulted from the prevailing interest rate environment.

During the nine months ended September 30, 2024, the Company purchased $27.5 million in taxable U.S. agency-sponsored securities that are included in the available-for-sale portfolio. The purchased securities offset $23.6 million in proceeds received by the Company associated with maturities and prepayments in the portfolio. In the higher interest rate environment, the securities purchased have served to increase the Company’s yield on taxable investment securities. For the nine months ended September 30, 2024, the yield on taxable investment securities totaled 2.95%, compared to 2.15% for the nine months ended September 30, 2023.

Loans and Leases

The Company’s total loan portfolio decreased by $18.5 million, or 2.2%, as of September 30, 2024, compared to December 31, 2023. The tables below summarize loan balances by portfolio category, as well as the allowance for credit losses, as of the end of each of the most recent five quarters as of September 30, 2024:

	Quarter Ended
	2024			2023
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$53,098	$72,183	$102,282	$88,140	$90,051
Secured by 1-4 family residential properties	70,067	70,272	74,361	76,200	83,876
Secured by multi-family residential properties	100,627	97,527	62,145	62,397	56,506
Secured by non-farm, non-residential properties	224,611	218,386	212,465	213,586	199,116
Commercial and industrial loans	44,872	46,249	57,112	60,515	59,369
Consumer loans:
Direct	5,018	5,272	5,590	5,938	6,544
Branch retail	6,233	6,879	7,794	8,670	9,648
Indirect	298,782	302,358	301,192	306,345	310,190
Total loans	803,308	819,126	822,941	821,791	815,300
Allowance for credit losses on loans and leases	10,116	10,227	10,436	10,507	11,380
Net loans	$793,192	$808,899	$812,505	$811,284	$803,920

As of September 30, 2024 and December 31, 2023, the composition of the non-farm, non-residential loan portfolio was as follows:

	September 30, 2024			December 31, 2023
	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
	(Dollars in Thousands)
Office	$12,639	$37,326	$49,965	$14,686	$30,693	$45,379
Retail single credit tenant	—	41,798	41,798	—	43,113	43,113
Industrial	6,128	45,581	51,709	12,480	35,265	47,745
Storage	793	14,940	15,733	831	15,254	16,085
Retail services	15,195	—	15,195	16,016	—	16,016
Retail with anchor	3,091	13,725	16,816	376	11,953	12,329
Retail without anchor	—	—	—	3,166	8,010	11,176
Nursing homes	8,362	—	8,362	—	—	—
Hospitality	—	—	—	501	5,346	5,847
Other	12,630	12,403	25,033	10,552	5,344	15,896
Total loans	$58,838	$165,773	$224,611	$58,608	$154,978	$213,586

As of September 30, 2024 and December 31, 2023, the composition of the construction, land development, and other land loans loan portfolio was as follows:

	September 30, 2024			December 31, 2023
	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
	(Dollars in Thousands)
Apartments	$—	$49,365	$49,365	$—	$66,789	$66,789
Senior housing	—	—	—	8,362	—	8,362
Medical office	—	—	—	—	6,584	6,584
Farmland	3,076	—	3,076	3,174	—	3,174
Residential	—	—	—	1,152	—	1,152
Retail without anchor	—	—	—	763	—	763
Other	205	452	657	725	591	1,316
Total loans	$3,281	$49,817	$53,098	$14,176	$73,964	$88,140

Allowance for Credit Losses on Loans and Leases

The tables below summarize changes in the allowance for credit losses on loans and leases for each of the most recent five quarters as of September 30, 2024:

	Quarter Ended
	2024			2023
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Balance at beginning of period	$10,227	$10,436	$10,507	$11,380	$11,536
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	—	—	(2)	(1)	(41)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Commercial and industrial loans	(16)	(97)	—	—	—
Consumer loans:
Direct	(25)	(6)	(22)	(50)	(106)
Branch retail	(19)	(16)	(22)	(86)	(93)
Indirect	(351)	(297)	(344)	(432)	(199)
Total charge-offs	(411)	(416)	(390)	(569)	(439)
Recoveries:
Real estate loans:
Construction, land development and other land loans	—	20	—	—	—
Secured by 1-4 family residential properties	11	12	23	14	16
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Direct	71	78	100	122	151
Branch retail	32	39	54	48	49
Indirect	46	58	30	9	7
Total recoveries	160	207	207	193	223
Net charge-offs	(251)	(209)	(183)	(376)	(216)
Provision for credit losses	140	—	112	(497)	60
Ending balance	$10,116	$10,227	$10,436	$10,507	$11,380
Ending balance as a percentage of loans	1.26%	1.25%	1.27%	1.28%	1.40%
Net charge-offs as a percentage of average loans	0.12%	0.10%	0.09%	0.19%	0.10%

Allowance for Credit Losses on Unfunded Lending Commitments

Unfunded lending commitments are off-balance sheet arrangements that represent unconditional commitments of the Company to lend to a borrower that are unfunded as of the balance sheet date. These may include unfunded loan commitments, standby letters of credit, and financial guarantees. The CECL accounting guidance requires that an estimate of expected credit loss be measured on commitments in which an entity is exposed to credit risk via a present contractual obligation to extend credit unless the obligation is unconditionally cancellable by the issuer. For the Company, unconditional lending commitments generally include unfunded term loan agreements, home equity lines of credit, lines of credit, and demand deposit account overdraft protection. As of September 30, 2024 and December 31, 2023, the Company’s reserve for unfunded commitments, which is recorded in other liabilities in the Company’s consolidated balance sheets, totaled $0.5 million and $0.6 million, respectively.

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of September 30, 2024 were as follows:

	Quarter Ended
	2024			2023
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Non-accrual loans	$6,051	$2,337	$2,393	$2,400	$2,432
Other real estate owned	538	542	572	602	617
Total	$6,589	$2,879	$2,965	$3,002	$3,049
Nonperforming assets as a percentage of total assets	0.60%	0.27%	0.28%	0.28%	0.29%

The increase in nonperforming assets comparing September 30, 2024 to previous quarter-end dates in the table above resulted from two loans (from the C&I and 1-4 family residential categories) that moved into non-accrual status during the third quarter of 2024.

Allocation of Allowance for Credit Losses on Loans and Leases

While no portion of the allowance for credit losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for credit losses as of September 30, 2024 and December 31, 2023:

	As of and for the Nine Months Ended			As of and for the Year Ended
	September 30, 2024			December 31, 2023
	Allowance Allocation	Allowance as Percentage of Total Loans	Net Charge-offs as a Percentage of Average Loans	Allowance Allocation	Allowance as Percentage of Total Loans	Net Charge-offs as a Percentage of Average Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$336	0.63%	-0.03%	$565	0.64%	—
Secured by 1-4 family residential properties	464	0.66%	-0.08%	591	0.78%	0.05%
Secured by multi-family residential properties	676	0.67%	—	415	0.66%	—
Secured by non-farm, non-residential properties	1,747	0.78%	—	1,425	0.67%	—
Commercial and industrial loans	742	1.65%	0.27%	513	0.85%	—
Consumer loans:
Direct	51	1.03%	-4.34%	64	1.06%	-0.06%
Branch retail	77	1.24%	-1.08%	436	5.03%	1.82%
Indirect	6,023	2.02%	0.38%	6,498	2.12%	0.31%
Total	$10,116	1.26%	0.10%	$10,507	1.28%	0.14%

Deposits

Total deposits increased to $981.1 million as of September 30, 2024, from $950.2 million as of December 31, 2023, an increase of 3.3%. Core deposits, which exclude time deposits of $250 thousand or more and all brokered deposits, provide a relatively stable funding source that supports earning assets. Core deposits totaled $833.5 million, or 85.0% of total deposits, as of September 30, 2024, compared to $819.5 million, or 86.2% of total deposits, as of December 31, 2023.

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

Other Interest-Bearing Liabilities

Other interest-bearing liabilities that are used by the Company as an alternative source of funds consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances, and subordinated debt. As of September 30, 2024, other interest-bearing liabilities totaled 1.3% of total interest-bearing liabilities, compared to 2.5% as of December 31, 2023.

Shareholders’ Equity

As of September 30, 2024, shareholders’ equity totaled $98.5 million, or 9.0% of total assets, compared to $90.6 million, or 8.4% of total assets, as of December 31, 2023. The increase in shareholders’ equity during the nine months ended September 30, 2024 resulted primarily from earnings, net of dividends paid and repurchases of shares of the Company's common stock. In addition, shareholders' equity was positively impacted during the nine months ended September 30, 2024 by reductions in the Company's accumulated other comprehensive loss resulting from changes in market interest rates, as well as the maturity of lower yielding investment securities.

During both the nine months ended September 30, 2024 and 2023, the Company declared dividends totaling $0.15 per common share, or approximately $0.9 million in aggregate amount. Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and the desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends.

In addition, during the nine months ended September 30, 2024, the Company completed the repurchase of 106,500 shares of its common stock at a weighted average price of $10.67 per share. The repurchases were completed under the Company’s previously announced share repurchase program. As of September 30, 2024, 352,813 shares remained available for repurchase under the program. No shares were repurchased by the Company during the nine months ended September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold and securities purchased under reverse repurchase agreements, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $246.9 million as of September 30, 2024 and $241.2 million as of December 31, 2023. Investment securities forecasted to mature or reprice in one year or less were estimated to be $29.5 million and $12.9 million of the investment portfolio as of September 30, 2024 and December 31, 2023, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. The investment securities portfolio had an estimated average life of 4.1 years and 3.9 years as of September 30, 2024 and December 31, 2023, respectively. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Company had zero and $10.0 million of outstanding borrowings under FHLB advances as of September 30, 2024 and December 31, 2023, respectively. The Company's use of FHLB advances varies depending on fluctuations in deposits and other funding sources, as well as their use in interest rate hedging strategies. In addition, on October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031. Net of unamortized debt issuance costs, the subordinated notes were recorded as long-term borrowings totaling $10.9 million and $10.8 million as of September 30, 2024 and December 31, 2023, respectively.

The Company had up to $294.8 million and $279.4 million in remaining unused credit from the FHLB (subject to available collateral, which may include eligible investment securities and loans) as of September 30, 2024 and December 31, 2023, respectively. In addition, the Company had $48.0 million in unused established federal funds lines as of both September 30, 2024 and December 31, 2023.

The Company also has access to the FRB’s discount window. The discount window allows borrowing on pledged collateral that includes eligible investment securities and loans. In response to heightened liquidity concerns in the banking industry, during 2023 management undertook measures designed to enhance the Company’s liquidity position. These procedures included holding higher levels of on-balance sheet cash, as well as enhancing the availability of off-balance sheet borrowing capacity. As part of these efforts, during the third quarter of 2023, the Company completed the establishment of additional borrowing capacity through the FRB's discount window, primarily via the pledging of the majority of the Company’s indirect loan portfolio as collateral. Including the pledging of these loans, along with selected securities, the Company had $165.2 and $161.7 million in borrowing capacity with the FRB’s discount window as of September 30, 2024 and December 31, 2023, respectively.

The table below provides information on the Company’s on-balance sheet liquidity, as well as readily available off-balance sheet sources of liquidity, as of both September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
	(Dollars in Thousands)
	(Unaudited)	(Unaudited)
Liquidity from cash, federal funds sold and securities purchased under reverse repurchase agreements:
Cash and cash equivalents	$82,309	$50,279
Federal funds sold and securities purchased under reverse repurchase agreements	15,524	9,475
Total liquidity from cash, federal funds sold and securities purchased under reverse repurchase agreements	97,833	59,754
Liquidity from pledgable investment securities:
Investment securities available-for sale, at fair value	144,275	135,565
Investment securities held-to-maturity, at amortized cost	769	1,104
Less: securities pledged	(39,585)	(41,375)
Less: estimated collateral value discounts	(9,930)	(11,129)
Liquidity from pledgable investment securities	95,529	84,165
Liquidity from unused lendable collateral (loans) at FHLB	24,771	21,696
Liquidity from unused lendable collateral (loans and securities) at FRB	165,157	161,729
Unsecured lines of credit with banks	48,000	48,000
Total readily available liquidity	$431,290	$375,344

The table above calculates readily available liquidity by combining cash and cash equivalents, federal funds sold, securities purchased under reverse repurchase agreements and unencumbered investment security values on the Company’s consolidated balance sheet with off-balance sheet liquidity that is readily available through unused collateral pledged to the FHLB and FRB, as well as unsecured lines of credit with other banks. Liquidity from pledgable investment securities and total readily available liquidity are non-GAAP measures used by management and regulators to analyze a portion of the Company's liquidity. Management uses these measures to evaluate the Company's liquidity position.

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

The unused lendable collateral value at the FHLB presented in the table represents only the amount immediately available to the Company from loans already pledged by the Company to the FHLB as of each consolidated balance sheet date presented. As of September 30, 2024 and December 31, 2023, the Company's total remaining credit availability with the FHLB was $294.8 million and $279.4 million, respectively, subject to the pledging of additional collateral which may include eligible investment securities and loans. In addition, the Company has access to additional sources of liquidity that generally could be obtained over a period of time. For example, the Company has access to unsecured brokered deposits through the wholesale funding markets. Management believes the Company’s on-balance sheet and other readily available liquidity provide strong indicators of the Company’s ability to fund obligations in a stressed liquidity environment.

Excluding wholesale brokered deposits, as of September 30, 2024, the Company had approximately 30 thousand deposit accounts with an average balance of approximately $30.4 thousand per account. Estimated uninsured deposits (calculated as deposit amounts per deposit holder in excess of $250 thousand, the maximum amount of federal deposit insurance, and excluding deposits secured by pledged assets) totaled $233.4 million, or 23.8% of total deposits, as of September 30, 2024. As of December 31, 2023, estimated uninsured deposits totaled $200.3 million, or 21.1% of total deposits.

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a quarterly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of September 30, 2024, pre-tax net interest margin and net interest income are forecasted to change over timeframes of one year and two years under the six listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	1 Year	2 Years
+1%	14	13
+2%	26	25
+3%	39	37
-1%	(16)	(17)
-2%	(34)	(38)
-3%	(53)	(60)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	1 Year	2 Years
+1%	$1,500	$2,896
+2%	2,917	5,574
+3%	4,300	8,235
-1%	(1,758)	(3,739)
-2%	(3,724)	(8,338)
-3%	(5,834)	(13,310)

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2024, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of September 30, 2024, that Bancshares’ disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the third quarter of 2024:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
July 1 – July 31	972	$9.55	—	382,313
August 1 – August 31	8,534	$10.45	8,500	373,813
September 1 – September 30	21,063	$10.98	21,000	352,813
Total	30,569	$10.79	29,500	352,813

(1)
Includes 1,069 shares that were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the third quarter of 2024.
(2)
29,500 shares were repurchased during the third quarter pursuant to Bancshares’ publicly announced share repurchase program, which was initially approved by the Board of Directors on January 19, 2006 and authorized the repurchase of up to 642,785 shares of common stock. In December 2019 and April 2021, the Board approved the repurchase of additional shares of common stock under the share repurchase program, and the Board has periodically extended the expiration date of the program, most recently to December 31, 2024. As of September 30, 2024, Bancshares was authorized to repurchase up to 352,813 shares of common stock under the share repurchase program.

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

101

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Comprehensive Income, (iii) Interim Condensed Consolidated Statements of Operations, (iv) Interim Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

________________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: November 8, 2024

By:	/s/ Thomas S. Elley
Thomas S. Elley
Its Senior Executive Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)