Form 10-K
period 2024-12-31
FIRST US BANCSHARES, INC.
filed 2025-03-14
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $48,712,850.

As of March 3, 2025, the registrant had outstanding 5,762,262 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Shareholders to be held on May 1, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm PCAOB ID: 213 Auditor Name: Carr, Riggs & Ingram, LLC Auditor Location: Atlanta, Georgia, United States

First US Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2024

* Portions of the definitive proxy statement for the registrant’s 2025 Annual Meeting of Shareholders to be held on May 1, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning our expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the factors described in this Annual Report on Form 10-K for the year ended December 31, 2024. Such factors include, but are not limited to, risks related to the Company’s credit, including that if credit losses are greater than anticipated; increased risk from commercial real estate lending; the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas; liquidity risks; weakness in the commercial or residential real estate markets; market conditions and investment returns; changes to the size, structure, power and operations of the federal government; strong competition in the bank industry; changes in interest rates; the effects of a potential government shutdown; technological changes in the banking and financial services industries; potential failures or interruptions in our information systems and those of our third-party service providers and cybersecurity and data privacy threats; the risks associated with the development and use of artificial intelligence; the increasing and uncertain costs of complying with governmental regulations applicable to the financial services industry; the impact of climate change and related legislative and regulatory initiatives; and risks related to acquisitions, including that the strategic benefits may not materialize and unforeseen integration difficulties may arise. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

In addition, our business is subject to a number of general and market risks that could affect any forward-looking statements, including the risks discussed under Item 1A herein entitled “Risk Factors.”

PART I

Item 1. Business.

First US Bancshares, Inc., a Delaware corporation (“Bancshares” and, together with its subsidiary, the “Company”), is a bank holding company formed in 1983 registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancshares operates one wholly-owned banking subsidiary, First US Bank, an Alabama banking corporation (the “Bank”). Bancshares and the Bank are headquartered in Birmingham, Alabama. Previously, the Bank operated two additional wholly-owned subsidiaries, Acceptance Loan Company and FUSB Reinsurance, Inc., both of which were legally dissolved in 2023, and all remaining assets and liabilities of these entities were transferred to the Bank prior to December 31, 2023.

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

Human Capital Resources

Bancshares has no employees, other than the executive officers discussed in the information incorporated by reference in Part III, Item 10 of this report. As of December 31, 2024, the Bank had 151 full-time equivalent employees. None of our employees are party to a collective bargaining agreement. Management believes that the Company’s employee relations are satisfactory.

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

We strive to maintain an inclusive workplace and seek to foster an environment where all of our employees can thrive through active engagement in the ongoing success of our organization. It is essential to our business that we continually attract and retain a talented workforce, and our practices are designed to promote fairness in the hiring process. We encourage a customer-focused orientation that meets the diverse needs of consumers and businesses in the communities in which we serve.

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

Supervision and Regulation

General

We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage and fiduciary activities. They also impose capital adequacy requirements and condition Bancshares’ ability to repurchase stock or to receive dividends from the Bank. Bancshares is subject to comprehensive examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the Bank and its subsidiaries are subject to comprehensive examination and supervision by the Alabama State Banking Department (the “ASBD”) and the Federal Deposit Insurance Corporation (the “FDIC”). These regulatory agencies generally have broad discretion to impose restrictions and limitations on our operations. This supervisory framework could materially impact the conduct and profitability of our activities. It is anticipated that the Trump administration and the current U.S. Congress likely will not increase the regulatory burden on community banking organizations and may seek to reduce and streamline certain prudential and regulatory requirements applicable to community banking organizations at a federal level based on statements made by relevant congressional leaders and the acting leaders of certain banking agencies. At this time, however, it is not possible to predict with any certainty the actual impact the Trump administration may have on the banking industry or our operations.

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

The Bank is subject to federal laws that limit the amount of transactions between the Bank and its nonbank affiliates, including Bancshares. Under these provisions, transactions by the Bank with nonbank affiliates (such as loans or investments) are generally limited to 10% of the Bank’s capital and surplus for all covered transactions with any one affiliate and 20% of capital and surplus for all covered transactions with all affiliates. Any extensions of credit to affiliates, with limited exceptions, must be secured by eligible collateral in specified amounts. The Bank is also prohibited from purchasing any “low quality” assets from an affiliate. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposed additional requirements on transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the length of time for which collateral requirements regarding covered transactions must be maintained.

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

Over the last several years, the CFPB has taken an aggressive approach to the regulation (and supervision, where applicable) of providers of consumer financial products and services. For example, the CFPB has taken, or attempted to take, a proactive, multi-front approach to protect consumers from excessive overdraft and non-sufficient funds fees, including through proposed or final rules, interpretive opinions and enforcement actions. Given the increased number and expansive nature of its regulatory initiatives, the CFPB has been subject to lawsuits brought by the banking industry and other providers of consumer financial products and services. The CFPB’s approach may change under the Trump administration, but it remains unclear exactly what changes will occur or how quickly. In addition, certain rules that the Biden administration CFPB finalized may be subject to reversal by either the U.S. Congress or the new CFPB administration.

The Dodd-Frank Act requires the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve and the Office of Comptroller of the Currency also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2024, these rules have not been implemented.

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

In June 2023, in response to the increased risk relating to CRE loans, the federal banking agencies issued a final Interagency Policy Statement on Prudent Commercial Real Estate Loan Accommodations and Workouts. The new policy statement updates, expands on and supersedes existing guidance from 2009. Most notably, it (i) adds a new discussion of short-term loan accommodations, (ii) expands guidance regarding the evaluation and assessment of guarantors to also encompass loan sponsors, (iii) incorporates information about changes to accounting principles since 2009, and (iv) updates and expands the illustrative examples of CRE loan workouts. Furthermore, on December 18, 2023, the FDIC issued an advisory on Managing Commercial Real Estate Concentrations in a Challenging Economic Environment, which conveys certain key risk management practices for FDIC-supervised institutions to consider in managing CRE loan concentrations in the current economic environment.

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

Since it has no significant independent sources of income, Bancshares’ ability to pay dividends depends on its ability to receive dividends from the Bank. Under Alabama law, the Bank may not pay a dividend in excess of 90% of its net earnings unless its surplus is equal to at least 20% of capital. The Bank is also required by Alabama law to seek the approval of the Superintendent of the ASBD prior to the payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (1) the Bank’s net earnings for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. Alabama law defines net earnings as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal, state and local taxes. The Bank must be able to satisfy the conditions described above in order to declare or pay a dividend to Bancshares without obtaining the prior approval of the Superintendent of the ASBD. In addition, the FDIC prohibits the payment of cash dividends if (1) as a result of such payment, the bank would be undercapitalized or (2) the bank is in default with respect to any assessment due to the FDIC, including a deposit insurance assessment. These restrictions could materially influence the Bank’s, and therefore Bancshares’, ability to pay dividends. The Federal Reserve, which has authority to prohibit a bank holding company from paying dividends or making other distributions, has issued a Supervisory Letter stating that a bank holding company should not pay cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality, and overall financial condition. The Dodd-Frank Act, Basel III (described below), and their respective implementing regulations impose additional restrictions on the ability of banking institutions to pay dividends.

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

In July 2023, the federal banking regulators proposed revisions to the Basel III Capital Rules to implement the Basel Committee’s 2017 standards and make other changes to the Basel III Capital Rules. In September 2024, the federal banking regulators announced a reproposal of the revisions with some modifications. The proposed rules introduce revised credit risk, equity risk, operational risk, credit valuation adjustment risk and market risk requirements, among other changes. However, the revised capital requirements of the proposed rule would not apply to the Company or the Bank because they have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements.

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

As of December 31, 2024, the Bank was “well-capitalized” under the prompt corrective action rules. This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be, and should not be, interpreted as a representation of our overall financial condition or prospects.

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

On October 24, 2023, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency (the “OCC”) issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank,” and banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. However, in March 2024, a federal district court issued a preliminary injunction of the regulations, and litigation addressing the constitutionality of the regulations is still pending.

Fair Access

On January 23, 2025, President Trump signed an Executive Order titled “Strengthening American Leadership in the Digital Financial Technology” (the “Order”). The primary focus of the Order is promoting U.S. developments in blockchain, digital assets and other emerging financial technologies, including cryptocurrency. The Order also states that one of the administration’s objectives is “protecting and promoting fair and open access to banking services for all law-abiding individual citizens and private-sector entities alike.” This objective appears to be related to a regulatory initiative in the first Trump administration that ultimately led to the OCC adopting a final rule on “Fair Access to Financial Services” (the “Fair Access Rule”) in the final days of that administration. The Fair Access Rule would require “covered banks” (generally, national banks with over $100 billion in assets) to:

•
Make each financial service it offers available to all persons in the geographic market served by the covered bank on proportionally equal terms;
•
Not deny any person a financial service the covered bank offers unless the denial is justified by such person’s quantified and documented failure to meet quantitative, impartial risk-based standards established in advance by the covered bank; and
•
Not deny, in coordination with others, any person a financial service the covered bank offers.

The Trump administration expressed concern, in particular, for banks denying access due to political or social concerns. The Biden administration paused implementation of the Fair Access Rule, and it never became effective. The new Trump administration may revive the Fair Access Rule or enact similar regulations. Any such rule could impose a regulatory burden on covered banks to document compliance. The Company is not a covered bank under the existing version of the Fair Access Rule, but additional rulemaking could broaden its scope to apply to the Company.

Third-Party Risk Management

On June 9, 2023, the OCC, Federal Reserve, and FDIC issued final interagency guidance on risk management of third-party relationships, including third-party lending relationships. The interagency guidance is based, in part, on the OCC’s previously existing third-party risk management guidance from 2013 and seeks to, among other things, promote consistency in third-party risk management and provide sound risk management guidance for third-party relationships commensurate with a bank’s risk profile and complexity as well as the criticality of the activity. The final interagency guidance replaces each agency’s existing guidance on this topic (including the OCC's 2020 Frequently Asked Questions on Third-Party Relationships) and is directed to all banking organizations supervised by the OCC, Federal Reserve, and FDIC. Additionally, third party relationship risk management and banking as a service arrangements (including with respect to deposit products and services) have been topics of focus for federal bank regulators in 2024 and further rulemaking activity or guidance may be forthcoming.

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

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act, was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for testing technology and internal processes for Bank Secrecy Act compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain Bank Secrecy Act violations; and expands Bank Secrecy Act whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network ("FinCEN"), a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.

The Corporate Transparency Act (the “CTA”) was adopted as Title LXIV of the William M. (Mac) Thornberry National Defense Authorization Act for Fiscal Year 2021. FinCEN adopted a final regulation as 31 C.F.R. 101.380 on September 30, 2022 to implement the CTA. This became effective on January 1, 2024. These regulations require entities to report information about their beneficial owners and the individuals who created the entity (together, “beneficial ownership information” or “BOI”). FinCEN explained that the proposed rule would help protect the U.S. financial system from illicit use by making it more difficult for bad actors to conceal their financial activities through entities with opaque ownership structures. FinCEN also explained that the proposed reporting obligations would provide essential information to law enforcement and others to help prevent corrupt actors, terrorists, and proliferators from hiding money or other property in the United States. The new rules expand financial institutions’ obligations under the Customer Due Diligence Rule (the “CDD Rule”) to collect information and verify the beneficial ownership of legal entities. The constitutionality of the CTA has been challenged in federal court, and enforcement of the CTA is subject to an injunction pending the outcome of the related litigation. Although the Company and the Bank are exempt from the CTA’s requirements to report their respective beneficial owners, the new CTA reporting requirements, if they become effective, may increase the Bank’s anti-money laundering diligence activities and costs.

The United States has imposed various sanctions upon various foreign countries, such as China, Iran, North Korea, Russia and Venezuela, and certain of their government officials and persons. Banks are required to comply with these sanctions which require additional customer screening and transaction monitoring.

Russia’s February 2022 invasion of Ukraine has generated a significant number of new sanctions on Russia, Russian persons and suppliers of military or dual-purpose products to Russia. Federal bank regulators have issued alerts that Russia and others may step up cyber-attacks and data intrusions following the invasion. FinCEN has issued four alerts on potential Russian illicit financial activity since February 2022. On January 25, 2023 FinCEN issued an alert to financial institutions on potential investments in the U.S. commercial real estate sector by sanctioned Russian elites, oligarchs, their family members, and the entities through which they act. The alert listed potential red flags and typologies involving attempted sanctions evasion in the commercial real estate sector, and reminds financial institutions of their Bank Secrecy Act (BSA) reporting obligations.

Overdrafts

Federal bank regulators have updated their guidance several times on overdrafts, including overdrafts incurred at automated teller machines and point of sale terminals. Overdrafts also have been a CFPB concern, and in 2021, this entity began refocusing on this issue with a view to “insure that banks continue to evolve their businesses to reduce reliance on overdraft and not sufficient funds fees.” Among other things, federal regulators require banks to monitor accounts and to limit the use of overdrafts by customers as a form of short-term, high-cost credit, including, for example, giving customers who overdraw their accounts on more than six occasions where a fee is charged in a rolling 12 month period a reasonable opportunity to choose a less costly alternative and decide whether to continue with fee-based overdraft coverage. It also encourages placing daily limits on overdraft fees, and asks banks to consider eliminating overdraft fees for transactions that overdraw an account by a de minimis amount. Overdraft policies, processes, fees and disclosures are frequently the subject of litigation against banks in various jurisdictions. Federal bank regulators have been considering responsible small dollar lending, including overdrafts and related fee issues. In May 2020, they issued principals for offering small-dollar loans in a responsible manner.

CFPB Consumer Financial Protection Circular 2022-06 (Oct. 26, 2022) concluded that overdraft fee practices must comply with Regulation Z, Regulation E, and the prohibition against unfair, deceptive, and abusive acts or practices in Section 1036 of the Consumer Financial Protection Act. Further, overdraft fees assessed by financial institutions on transactions that a consumer would not reasonably anticipate are likely unfair even if these comply with these other consumer laws and regulations. The CFPB proposed on February 6, 2019 to rescind its mandatory underwriting standards for loans covered by its 2017 Payday, Vehicle Title and Certain High-Cost Installment Loans rule, and has separately proposed delaying the effectiveness of such 2017 rule.

The CFPB has a broad mandate to regulate consumer financial products and services, whether or not offered by banks or their affiliates. The CFPB has the authority to adopt regulations and enforce various laws, including fair lending laws, the Truth in Lending Act, the Electronic Funds Transfer Act, mortgage lending rules, the Truth in Savings Act, the Fair Credit Reporting Act and Privacy of Consumer Financial Information rules. Although the CFPB does not examine or supervise banks with less than $10 billion in assets, banks of all sizes are affected by the CFPB’s regulations, and the precedents set in CFPB enforcement actions and interpretations.

Brokered Deposits

The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. The FDIC has defined the “national rate” for all interest-bearing deposits held by less-than-well-capitalized institutions as “a simple average of rates paid by all insured depository institutions and branches for which data are available” and has stated that its presumption is that this national rate is the prevailing rate in any market. As such, institutions that are less than well capitalized that are permitted to accept, renew or roll over brokered deposits via a FDIC waiver generally may not pay an interest rate in excess of the national rate plus 75 basis points on such brokered deposits. As of December 31, 2024, the Bank categorized $72.4 million, or 7.4% of its deposit liabilities, as brokered deposits.

On December 15, 2020, the FDIC issued a final rule establishing a new framework for analyzing whether bank deposits obtained through third-party arrangements are brokered deposits pursuant to Section 29 of the Federal Deposit Insurance Act. Generally, a person is a "deposit broker" if it is "engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions or the business of placing deposits with insured depository institutions for the purpose of selling interests in those deposits to third parties." The final rule clarifies what it means to be in the business of placing deposits and facilitating the placement of deposits for purpose of the deposit broker definition.

Section 29 provides, in particular, that a person with an exclusive deposit placement arrangement with one insured depository institution will not be considered a deposit broker because it is not in the business of placing deposits or facilitating the placement of deposits.

The final rule also clarifies application of the “primary purpose exception” to Section 29 by identifying a number of common business relationships described as “designated exceptions” and meeting the primary purpose exception. Many of these designated exceptions are arrangements previously addressed in advisory opinions and include: certain investment-related deposits; property management service deposits; deposits for cross-border clearing services; deposits related to real estate and mortgage servicing activities; retirement and 529 deposits; deposits related to employee benefits programs; deposits held to secure credit card loans; and deposits placed by agencies to disburse government benefits. As a result of this final rule, the Company's deposits that were classified as brokered deposits reduced significantly beginning with the June 30, 2021 reporting period.

On July 30, 2024, the FDIC proposed a rule that would amend the current rules governing brokered deposits. The proposed rule as drafted would, among other things, (1) amend the definition of “deposit broker”; (2) eliminate the exclusive deposit placement arrangement exception; (3) eliminate the enabling transactions designated business exception; (4) revise the “25 percent test” designated business exception for a primary purpose exception to be available only to broker-dealers and investment advisers and only if less than 10 percent of the total assets that the broker-dealer or investment adviser has under management for its customers is placed at one or more insured depository institutions; (5) revise the interpretation of the primary purpose exception to consider the third party’s intent in placing customer funds at a particular insured depository institution; (6) allow only insured depository institutions to file notices and applications for primary purpose exceptions; and (7) clarify how an insured depository institution that loses its “agent institution” status regains that status. The Company is currently evaluating the effect of the proposed rule on the Company were it to be adopted as a final rule and monitoring the status of this rulemaking. Based on recent statements from the new Acting Chairman of the FDIC, the proposed rule is unlikely to be adopted as proposed due to the change in Presidential administration and the prospects and timing for any re-proposal or supervisory action in this area remain uncertain at this time.

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

The GLBA and related regulations require banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information with third parties. The GLBA also permits bank subsidiaries to engage in financial activities, which are similar to those permitted to financial holding companies. In December 2015, Congress amended the GLBA as part of the Fixing America’s Surface Transportation Act. This amendment provided financial institutions, which meet certain conditions, an exemption from the requirement to deliver an annual privacy notice. On August 10, 2018, the CFPB announced that it had finalized conforming amendments to its implementing regulation, Regulation P.

On October 22, 2024, the CFPB issued a final rule to implement Section 1033 of the Dodd-Frank Act, which gives individuals the right to obtain data regarding consumer financial products and services they have obtained. The final rule requires certain entities, including the Bank, to comply with an established framework to govern consumer access to electronic financial data. Compliance with the rule will be phased in over several years with the Bank required to be in compliance by April 1, 2030. Following the issuance of this rule, two trade associations and a national bank headquartered in Kentucky filed a lawsuit challenging the rule in the United States District Court for the Eastern District of Kentucky. In this lawsuit, the plaintiffs alleged that the CFPB exceeded its statutory authority in adopting the rule.

A variety of federal and state privacy laws govern the collection, safeguarding, sharing and use of customer information, and require that financial institutions have policies regarding information privacy and security. Some state laws also protect the privacy of information of state residents and require adequate security of such data, and certain state laws may, in some circumstances, require us to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require us to notify law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data. In March 2021, Virginia adopted the Consumer Data Protection Act (the “VCDPA”), which imposes certain restrictions and requirements on businesses that collect consumer data for at least 100,000 consumers in Virginia. The Bank currently has fewer than 100,000 customers in Virginia but may become subject to the VCDPA if its customer base grows above that level. The Company could face enforcement actions by the Virginia Attorney General and penalties for noncompliance with the VCDPA.

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

In November 2021, federal bank regulatory agencies adopted a rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, a bank holding company, such as the Company, and an FDIC-supervised insured depository institution, such as the Bank, are required to notify the Federal Reserve or FDIC, respectively, within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. Service providers are required under the rule to notify any affected bank client it provides services to as soon as possible when it determines it has experienced a computer-security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, covered services provided by that entity to the bank for four or more hours.

Furthermore, once administrative rules are adopted by the CISA, the Cyber Incident Reporting for Critical Infrastructure Act, enacted in March 2022, will require certain covered entities, including those in the financial services industry, to report a covered cyber incident to CISA within 72 hours once the covered entity reasonably believes an incident has occurred. Separate reporting to CISA will also be required within 24 hours if a ransom payment is made as a result of a ransomware attack.

In July 2023, the SEC adopted amendments to its rules to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incident reporting by public companies that are subject to the reporting requirements of the Exchange Act. Specifically, the amendments require current reporting about material cybersecurity incidents, periodic disclosures about a registrant’s policies and procedures to identify and manage cybersecurity risk, management’s role in implementing cybersecurity policies and procedures, management's cybersecurity expertise, if any, and the board of directors oversight of cybersecurity risk. Additionally, the rules require registrants to provide updates about previously reported cybersecurity incidents in their periodic reports.

On October 19, 2023, the CFPB announced a proposed rule to adopt a regulation regarding personal financial data rights that is designed to promote “open banking.” If enacted as proposed, the regulation would require, among other things, that data providers, including any financial institution, make available to consumers and certain authorized third parties upon request certain covered transaction, account and payment information.

On October 30, 2023, the Biden administration issued an Executive Order on Safe, Secure and Trustworthy Development and Use of AI, emphasizing the need for transparency, accountability and fairness in the development and use of AI. The order seeks to balance innovation with addressing risks associated with AI by providing eight guiding principles and priorities, such as ensuring that consumers are protected from fraud, discrimination and privacy risks related to AI. The Executive Order also requires certain federal agencies, including the CFPB, to address potential discrimination in the housing and consumer financial markets relating to the use by financial institutions of AI technologies. Prior to the issuance of the Executive Order, the CFPB published a report addressing the use by financial institutions of AI chatbots in the provision of financial products and services, which report also highlighted the limitations and various risks posed by such activity. States have also started to regulate the use of AI technologies. For example, the California Privacy Protection Agency ("CCPA") is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision making.

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

In March 2024, the SEC adopted final rules for "The Enhancement and Standardization of Climate-Related Disclosures for Investors,” which would have required issuers to provide climate-related disclosures. In April 2024, the SEC stayed the effectiveness of the final rules pending the outcome of certain legal challenges.

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

Our policy generally has been to originate CRE loans primarily in the states in which the Bank operates. At December 31, 2024, CRE loans, including owner occupied, investor, and real estate construction loans, totaled $293.3 million or 35.6%, of our total loan portfolio. As a result of our growth in this portfolio over the past several years and planned future growth, these loans require more ongoing evaluation and monitoring and we are implementing enhanced risk management policies, procedures and controls. CRE loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by CRE often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, CRE markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. However, CRE markets have been facing downward pressure since 2022 due in large part to increasing interest rates and declining property values. Accordingly, the federal banking agencies have expressed concerns about weaknesses in the current CRE market and have applied increased regulatory scrutiny to institutions with CRE loan portfolios that are fast growing or large relative to the institutions' total capital. To address supervisory expectations with respect to financial institutions' handling of CRE borrowers who are experiencing financial difficulty, in June of 2023, the federal banking agencies, including the OCC, issued an interagency policy statement addressing prudent CRE loan accommodations and workouts. Our failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio. At December 31, 2024, the Company had no CRE loans on nonaccrual status.

Weakness in the residential real estate markets could adversely affect our performance.

As of December 31, 2024, 1-4 family residential real estate loans represented approximately 9% of our total loan portfolio. A general decline in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on the sale of real estate loans. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, the decreases in the value of collateral securing our loans as a result of natural disasters or other related events could adversely impact our financial condition and results of operations. If insurance coverage is unavailable to our borrowers due to the reluctance of insurance companies to renew policies covering the collateral or due to other factors, the resulting increase in cost of home ownership could affect the ability of borrowers to repay loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the repayment or sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds, purchased securities sold under repurchase agreements, core and non-core deposits, and short- and long-term debt. We maintain a portfolio of securities that can be used as a source of liquidity. In addition, certain loans in the Company's loan portfolio may be pledged to the FHLB or Federal Reserve Bank ("FRB") as a source of liquidity. Other sources of liquidity are available should they be needed, such as through our acquisition of additional non-core deposits. Bancshares may be able, depending on market conditions, to issue and sell debt securities and preferred or common equity securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on acceptable terms could be impaired by factors that affect us specifically or the financial services industry or economy in general, such as further disruption in the financial markets, negative views and expectations about the prospects for the financial services industry, deterioration within the credit markets, or the financial condition, liquidity or profitability of the financial institutions with which we transact.

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

The economic conditions in our local markets may be different from the economic conditions in the United States as a whole. Our success depends to a certain extent on the general economic conditions of the geographic markets that we serve in Alabama, Tennessee and Virginia, as well as other states in which our indirect lending team operates. Local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Adverse changes in the economic conditions of the southeastern United States in general or any one or more of these local markets could negatively impact the financial results of our banking operations and have a negative effect on our profitability.

Significant changes to the size, structure, powers and operations of the federal government may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition.

The Trump administration has commenced efforts to implement significant changes to the size and scope of the federal government and reform its operations to achieve stated goals that include reducing the federal budget deficit and national debt, improving the efficiency of government operations, and promoting innovation and economic growth. To date, these efforts have been carried out through a mix of executive actions aimed at eliminating or modifying federal agency and federal program funding, reducing the size of the federal workforce, reducing or altering the scope of activities conducted by, and possibly eliminating, various federal agencies and bureaus, and encouraging the use of AI and other advanced technologies within the public and private sectors. These changes, if implemented and taken as a whole, may have varied effects on the economy that are difficult to predict. For instance, the delivery of government services and the distribution of federal program funds and benefits may be disrupted or, in some cases, eliminated as a result of funding cuts or recasting of federal agency mandates. Further, a substantial reduction of the federal workforce could adversely affect regional and local economies, both directly and indirectly, in geographies with significant concentrations of federal employees and contractors. It is possible that such comprehensive changes to the federal government may be materially adverse to the regional and local economies where we conduct business and to our customers, which, in turn, could be materially adverse to our business, financial condition and results of operations.

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

Most of our assets and liabilities are monetary in nature and are therefore subject to significant risks from changes in interest rates. Our profitability depends to a large extent on net interest income, and changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities. Our consolidated results of operations are affected by changes in interest rates and our ability to manage interest rate risks. Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates and changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. These differences could result in an increase in interest expense relative to interest income or a decrease in our interest rate spread. Significant increases in market interest rates on loans, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow.

Beginning in early 2022, in response to growing signs of inflation, the FRB increased interest rates rapidly, causing the federal funds rate to reach a 22-year high. Although the FRB reduced its benchmark rates in the latter part of 2024, the inflationary outlook in the United States is currently uncertain. Rapid changes in interest rates make it difficult for the Bank to balance its loan and deposit portfolios, which may adversely affect our results of operations by, for example, reducing asset yields or spreads, creating operating and system issues, or having other adverse impacts on our business. Persistent inflation could lead to higher interest rates, which could, in turn, increase the borrowing costs of our customers, making it more difficult for them to repay their loans or other obligations. High interest rates could also push down asset prices and weaken economic activity. For a more detailed discussion of these risks and our management strategies for these risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our net interest margin depends on many factors that are partly or completely out of our control, including competition, federal economic monetary and fiscal policies and general economic conditions. Despite the implementation of strategies to manage interest rate risks, changes in interest rates may have a material adverse impact on our profitability.

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

Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government’s debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. On January 21, 2025, the U.S. Treasury began taking extraordinary measures to prevent a default on U.S. government debt, which measures are expected to continue until such time as the U.S. Congress increases the debt ceiling. However, it is unclear how long such extraordinary measures will forestall a default in the event of extended Congressional negotiations or inaction. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, S&P lowered its long-term sovereign credit rating on the U.S. from AAA to AA+. In 2023, Congress narrowly averted two separate government shutdowns by passing continuing resolutions. In part due to repeated debt-limit political standoffs and last-minute resolutions, in 2023 a rating agency downgraded the U.S. long-term foreign-currency issuer default rating to AA+ from AAA. A further downgrade, or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide and, therefore, materially adversely affect our business, financial condition and results of operations.

Any government shutdown could adversely affect the U.S. and global economy and our liquidity, financial condition and earnings.

Disagreement over the federal budget has previously caused the U.S. federal government to shut down for periods of time. On December 21, 2024, President Biden signed a bipartisan continuing resolution to extend federal spending and avert a government shutdown through March 14, 2025. Accordingly, without a final agreement regarding the federal budget in place prior to the expiration of the continuing resolution, or another continuing resolution, it is still possible that a partial shutdown of the U.S. government may occur. An extended period of shutdown of portions of the U.S. federal government could negatively impact the financial performance of certain customers and could negatively impact customers’ future access to certain loan and guaranty programs. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations. During any protracted federal government shutdown, we may not be able to close certain loans and we may not be able to recognize non-interest income on the sale of loans. In addition, we believe that some borrowers may decide not to proceed to close on their loans, which would result in a permanent loss of the related non-interest income. A federal government shutdown could also result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in greater loan delinquencies, increased in our non-performing, criticized, and classified assets, and a decline in demand for our products and services.

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

The development and use of Artificial Intelligence (“AI”) presents risks and challenges that may adversely impact our business.

We or our third-party (or fourth party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

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

The recent turnover of the Presidential administration will result in certain changes in the leadership and senior staffs of the FDIC, the CFPB, the SEC, the Treasury Department, and other agencies. These changes are expected to impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies, including the possible reversal of a number of final and proposed rules and policy statements promulgated under the Biden administration. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Bank, cannot be predicted at this time. We cannot assure you that any changes in regulations or new laws will not adversely affect our performance or consolidated results of operations. Our regulatory framework is discussed in greater detail under “Item 1. Business – Supervision and Regulation.”

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

We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and a failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations (collectively, “fair lending laws”) impose community investment and nondiscriminatory lending requirements on financial institutions. The CFPB, the Department of Justice and other federal and state agencies are responsible for enforcing these federal laws and regulations and comparable state provisions. Various federal banking agencies have recently completed significant changes to their respective CRA regulations. Federal, state or local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans. A successful regulatory challenge to an institution's performance under the fair lending laws could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

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

Political and social attention to the issue of climate change has increased in recent years. Federal and state legislatures and regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. The federal banking agencies, including the OCC, have emphasized that climate-related risks are faced by banking organizations of all types and sizes and are in the process of enhancing supervisory expectations regarding banks’ risk management practices. In December 2021, the OCC published proposed principles for climate risk management by banking organizations with more than $100 billion in assets. The OCC also has appointed its first ever Climate Change Risk Officer and established an internal climate risk implementation committee in order to assist with these initiatives and to support the agency’s efforts to enhance its supervision of climate change risk management. Similar and even more expansive initiatives are expected, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. In March 2024, the SEC adopted final rules for "The Enhancement and Standardization of Climate-Related Disclosures for Investors,” which would have required issuers to provide climate-related disclosures. In April 2024, the SEC stayed the effectiveness of the final rules pending the outcome of certain legal challenges. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to the Company or the Bank, we would likely experience increased compliance costs and other compliance-related risks. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact the Company’s financial condition and results of operations.

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

Some of our operations are located in areas near the Gulf of America, a region that is susceptible to hurricanes and other forms of extreme weather. Such weather events could disrupt our operations and have a material adverse effect on our overall results of operations. Further, a hurricane, tornado or other extreme weather event in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of collateral that we hold.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bancshares’ common stock is listed on the Nasdaq Capital Market under the symbol “FUSB.” Prior to our name change on October 11, 2016, our common stock was listed on the Nasdaq Capital Market under the symbol “USBI.” As of March 3, 2025, there were approximately 616 record holders of Bancshares’ common stock (excluding any participants in any clearing agency and “street name” holders).

Bancshares declared total dividends of $0.22 per common share and $0.20 per common share during the years ended December 31, 2024 and 2023, respectively. Bancshares expects to continue to pay comparable cash dividends in the future, subject to the results of operations of Bancshares and the Bank, legal and regulatory requirements and potential limitations imposed by financial covenants with third parties. See Note 14, "Shareholders' Equity," in the consolidated financial statements for additional information on dividend restrictions.

Share Repurchases

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the fourth quarter of 2024.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
October 1-31, 2024	595	$11.61	—	352,813
November 1-30, 2024	30,036	$12.32	30,000	922,813
December 1-31, 2024	10,060	$13.75	10,000	912,813
Total	40,691	$12.66	40,000	912,813
(1)
691 shares were purchased in open-market transactions by an independent trustee for Bancshares' 401(k) Plan during the fourth quarter of 2024.
(2)
40,000 shares were repurchased during the fourth quarter pursuant to Bancshares’ publicly announced share repurchase program, which was initially approved by the Board of Directors on January 19, 2006 and authorized the repurchase of up to 642,785 shares of common stock. In November 2024, the Board of Directors authorized the Company to repurchase an additional 600,000 shares under the program and to extend the expiration date of the program to December 31, 2025. As of December 31, 2024, Bancshares was authorized to repurchase up to 912,813 shares of common stock under the share repurchase program.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

Item 6. Reserved

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the “Selected Financial Data” and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, and our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under Item 1A “Risk Factors” and elsewhere in this Annual Report.

Selected Financial Data

The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the consolidated financial statements and related notes, appearing elsewhere herein.

	Year Ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in Thousands, except Per Share Amounts)
Results of Operations:
Interest income	$58,260	$52,806	$41,197	$39,921	$40,377
Interest expense	22,111	15,456	4,256	2,950	4,611
Net interest income	36,149	37,350	36,941	36,971	35,766
Provision for credit losses	622	319	3,308	2,010	2,945
Non-interest income	3,583	3,381	3,451	3,521	5,010
Non-interest expense	28,356	29,141	28,072	32,756	34,299
Income before income taxes	10,754	11,271	9,012	5,726	3,532
Provision for income taxes	2,584	2,786	2,148	1,275	825
Net income	$8,170	$8,485	$6,864	$4,451	$2,707
Per Share Data:
Basic net income per share	$1.40	$1.42	$1.13	$0.70	$0.43
Diluted net income per share	$1.33	$1.33	$1.06	$0.66	$0.40
Dividends per share	$0.22	$0.20	$0.14	$0.12	$0.12
Common stock price - High	$14.30	$10.44	$12.00	$12.50	$12.00
Common stock price - Low	$8.66	$6.54	$6.46	$7.54	$5.18
Period end price per share	$12.59	$10.31	$8.68	$10.57	$9.02
Period end shares outstanding (in thousands)	5,696	5,735	5,812	6,172	6,177
Period-End Balance Sheet:
Total assets	$1,101,086	$1,072,940	$994,667	$958,302	$890,511
Total loans	823,039	821,791	773,873	708,350	645,844
Allowance for credit losses on loans	10,184	10,507	9,422	8,320	7,470
Investment securities, net	168,570	136,669	132,657	134,319	91,422
Total deposits	972,557	950,191	870,025	838,126	782,212
Short-term borrowings	10,000	10,000	20,038	10,046	10,017
Long-term borrowings	10,872	10,799	10,726	10,653	—
Total shareholders’ equity	98,624	90,593	85,135	90,064	86,678
Book value per share	17.31	15.80	14.65	14.59	14.03
Performance Ratios:
Total loans to deposits	84.6%	86.5%	88.9%	84.5%	82.6%
Net interest margin	3.59%	3.87%	4.07%	4.23%	4.69%
Return on average assets	0.76%	0.82%	0.70%	0.47%	0.32%
Return on average equity	8.62%	9.88%	7.99%	5.01%	3.17%
Asset Quality:
Allowance for credit losses as % of loans	1.24%	1.28%	1.22%	1.17%	1.16%
Nonperforming assets as % of loans and other real estate	0.66%	0.37%	0.30%	0.59%	0.62%
Nonperforming assets as % of total assets	0.50%	0.28%	0.24%	0.43%	0.45%
Net charge-offs as a % of average loans	0.14%	0.14%	0.30%	0.16%	0.21%
Capital Adequacy:
Common equity tier 1 risk-based capital ratio	11.31%	10.88%	11.07%	11.36%	11.78%
Tier 1 risk-based capital ratio	11.31%	10.88%	11.07%	11.36%	11.78%
Total risk-based capital ratio	12.47%	12.11%	12.19%	12.44%	12.92%
Tier 1 leverage ratio	9.50%	9.36%	9.39%	9.17%	8.98%

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares” and, together with its subsidiary, the “Company”), is a bank holding company formed in 1983 registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancshares operates one wholly-owned banking subsidiary, First US Bank, an Alabama banking corporation (the “Bank”). Bancshares and the Bank are headquartered in Birmingham, Alabama. Previously, the Bank operated two additional wholly-owned subsidiaries, Acceptance Loan Company ("ALC") and FUSB Reinsurance, Inc., both of which were legally dissolved in 2023, and all remaining assets and liabilities of these entities were transferred to the Bank prior to December 31, 2023.

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

The following discussion and financial information are presented to aid in an understanding of the Company’s consolidated financial position, changes in financial position, results of operations and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto included herein. The emphasis of the discussion is on the years 2024 and 2023. All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

RECENT MARKET CONDITIONS

During the year ended December 31, 2024, the banking industry continued to be impacted by economic volatility and the higher interest rate environment that has persisted since 2022. The U.S. inflation rate, as measured by the consumer price index, generally slowed during the first three quarters of the year, but increased during the fourth quarter, ending at 2.9% in December. While the inflation rate remained elevated above the Federal Reserve Bank’s (“FRB”) longer run target of 2%, the earlier trend downward led the Open Market Committee of the FRB to reduce the federal funds rate by 50 basis points in September, followed by two additional 25-basis point decreases (one in November and one in December), bringing the target federal funds rate to a range of 4.25% to 4.50% as of December 31, 2024. This signaled a shift in focus by the FRB to managing employment levels more closely, while continuing to monitor inflation levels. The U.S. unemployment rate increased slightly during certain months of 2024, but trended downward to 4.1% in December. The U.S. economy, as measured by gross domestic product (“GDP”), expanded at an annualized pace of 2.8% in 2024, while fourth quarter 2024 GDP trended downward to 2.5% year-over-year.

As 2024 closed, U.S. treasury rates flattened with longer-term rates increasing, while shorter-term rates decreased. As of December 31, 2024, the treasury curve (as measured from the two-year to the 10-year treasury instrument) was no longer inverted. Competitive pressures related to both loan and deposit pricing remained elevated. In addition, geopolitical uncertainty, particularly in the Mid-east and Ukraine, continued, and political uncertainty with respect to the impact on markets and interest rates of the Trump presidential administration persisted. Expectations are for the economy to hold up well for the first half of 2025, with more risks of a potential slowdown in the back half of the year. Management continues to carefully navigate the Company’s course through these challenges, and believes the Company is well positioned to respond effectively in multiple operating environments. However, additional inflationary pressure, significant changes in interest rates, and a fiercely competitive environment could put downward pressure on the Company’s positioning and results of operations.

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

Allowance for Credit Losses on Loans and Leases

The allowance for credit losses is a contra-asset valuation account that is deducted from the amortized cost basis of the loans to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. The allowance for credit losses on loans and leases is adjusted through the provision for credit losses.

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

Allowance for Credit Losses on Unfunded Lending Commitments

Off-balance sheet credit exposures include unfunded lending commitments that represent unconditional commitments of the Company to lend to a borrower. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The following categories of off-balance sheet credit exposures have been identified: unfunded loan commitments, standby letters of credit, and financial guarantees (collectively, “unfunded lending commitments”). The allowance for credit losses on unfunded lending commitments is included in other liabilities on the Company’s consolidated balance sheet and is adjusted through the provision for credit losses. The estimate may include consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded, as well as reasonable practical expedients or industry practices to assist in the evaluation of estimated funding amounts.

Allowance for Credit Losses on Investment Securities Held-to-Maturity

Expected credit losses on held-to-maturity debt securities are measured on a collective basis by major security type. Accrued interest receivable on held-to-maturity securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The allowance for credit losses on investment securities held-to-maturity is adjusted through the provision for credit losses.

Allowance for Credit Losses on Investment Securities Available-for-Sale

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes in the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded in the provision for credit losses. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses.

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of cost over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is determined to have an indefinite useful life and is not amortized, but is tested for impairment at least annually or more frequently if events or circumstances exist that indicate that a goodwill impairment test should be performed. The Company performs its annual goodwill impairment test as of October 1. Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value. In testing goodwill for impairment, U.S. GAAP permits the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In this qualitative assessment, the Company evaluates events and circumstances that may include, but are not limited to, the general economic environment, banking industry and market conditions, the overall financial performance of the Company, the performance of the Company’s common stock, the key financial performance metrics of the Company’s reporting units and events affecting the reporting units to determine if it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If the quantitative impairment test is required or the decision to bypass the qualitative assessment is elected, the Company performs the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. A recognized impairment loss cannot be reversed in future periods even if the fair value of the reporting unit subsequently recovers. Goodwill impairment was neither indicated nor recorded during the years ended December 31, 2024 or 2023. In both years, the Company identified one reporting unit (the "Bank reporting unit") for goodwill impairment testing. As of October 1, 2024, the date of the Company's most recent impairment test, the Bank reporting unit had a fair value that was in excess of its carrying value. Variability in the market and changes in assumptions or subjective measurements used to estimate fair value are reasonably possible and may have a material impact on our consolidated financial statements or results of operations.

Other intangible assets consist of core deposit intangible assets arising from acquisitions. Core deposit intangible assets have definite useful lives and are amortized on an accelerated basis over their estimated useful lives. The Company’s core deposit intangibles have estimated useful lives of seven years. Intangible assets are evaluated for impairment whenever events or circumstances exist that indicate that the carrying amount should be reevaluated. As of December 31, 2024, there was no indication of impairment associated with the Company's other intangible assets.

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

Deferred Tax Asset Valuation

Income tax expense and current and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. Deferred tax assets may also arise from the carryforward of operating loss or tax credit carryforwards as allowed by applicable federal or state tax jurisdictions. In addition, there may be transactions and calculations for which the ultimate tax outcomes are uncertain and the Company’s tax returns are subject to audit by various tax authorities. Although we believe that estimates related to income taxes are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in the consolidated financial statements. In evaluating the ability to recover deferred tax assets in the tax jurisdictions from which they arise, management considers all available positive and negative evidence, including the Company’s historical earnings and, in particular, the results of recent operations, expected reversals of temporary differences, the ability to utilize tax planning strategies and the expiration dates of any operating loss and tax credit carryforwards. A valuation allowance is recognized for a deferred tax asset if, based on the weight of all available evidence, it is more likely than not that some portion of or the entire deferred tax asset will not be realized. The assumptions about the amount of future taxable income require the use of significant judgment and are consistent with the plans and estimates that management uses in the underlying business. At this time, management considers it to be more likely than not that the Company will have sufficient taxable income in the future to allow all deferred tax assets to be realized. Accordingly, a valuation allowance was not established for deferred tax assets as of either December 31, 2024 or 2023.

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

A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. Fair value is measured based on a variety of inputs that the Company utilizes. Fair value may be based on quoted market prices for identical assets or liabilities traded in active markets (Level 1 valuations). If market prices are not available, the Company may use quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 valuations). Where observable market data is not available, the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but that are observable based on Company-specific data (Level 3 valuations). These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. The valuation of financial instruments when quoted market prices are not available (Levels 2 and 3) may require significant management judgment to assess assumptions and observable inputs. Detailed information regarding fair value measurements can be found in Note 19, "Fair Value of Financial Instruments," in the consolidated financial statements contained herein.

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

EXECUTIVE OVERVIEW

For the year ended December 31, 2024, the Company earned net income of $8.2 million, or $1.33 per diluted common share, compared to net income of $8.5 million, or $1.33 per diluted common share, for the year ended December 31, 2023. Summarized condensed consolidated statements of operations are included below for the years ended December 31, 2024 and 2023, respectively.

	Year Ended December 31,
	2024	2023
	(Dollars in Thousands)
Interest income	$58,260	$52,806
Interest expense	22,111	15,456
Net interest income	36,149	37,350
Provision for credit losses	622	319
Net interest income after provision for credit losses	35,527	37,031
Non-interest income	3,583	3,381
Non-interest expense	28,356	29,141
Income before income taxes	10,754	11,271
Provision for income taxes	2,584	2,786
Net income	$8,170	$8,485
Basic net income per share	$1.40	$1.42
Diluted net income per share	$1.33	$1.33
Dividends per share	$0.22	$0.20

The discussion that follows summarizes the most significant activity that impacted changes in the Company’s operations during 2024 as compared to 2023, as well as significant changes in the Company’s balance sheet comparing December 31, 2024 to December 31, 2023.

Net Interest Income and Margin

Net interest income decreased by $1.2 million, or 3.2%, comparing the year ended December 31, 2024 to the year ended December 31, 2023. The decrease was primarily attributable to increased interest expense during 2024, as average rates on interest bearing liabilities increased at a faster pace than average yields on interest earning assets. Net interest margin totaled 3.59% in 2024, compared to 3.87% in 2023. The decrease in net interest margin, comparing 2024 to 2023, was driven by an increase in total funding costs of 63 basis points, partially offset by an increase in yield on interest earning assets of 31 basis points. The rate-based decrease in net interest income was partially offset by increased volume in interest earning assets. Average loans during the year ended December 31, 2024 increased to $818.5 million, compared to $795.4 million during the year ended December 31, 2023.

Provision for Credit Losses

The provision for credit losses was $0.6 million for the year ended December 31, 2024, compared to $0.3 million during the year ended December 31, 2023. The increase resulted primarily from loan growth during the year, as well as an increase in the allowance for credit losses ("ACL") on individually evaluated loans. The Company’s net charge-offs as a percentage of average loans totaled 0.14% during both the years ended December 31, 2024 and 2023. As of December 31, 2024, the Company’s allowance for credit losses on loans as a percentage of total loans was 1.24%, compared to 1.28% as of December 31, 2023.

Non-interest Income

Non-interest income totaled $3.6 million and $3.4 million for the years ended December 31, 2024 and 2023, respectively. The increase in non-interest income resulted primarily from increases in lease income, bank owned life insurance, and other miscellaneous revenue sources comparing 2024 to 2023.

Non-interest Expense

Non-interest expense decreased to $28.4 million for the year ended December 31, 2024, compared to $29.1 million for the year ended December 31, 2023. The expense reduction resulted primarily from decreases in salaries and benefits and other expense categories. Salaries and benefits expense decreased during 2024 primarily due to lower staff levels resulting from strategic initiatives implemented by the Company in prior years. In addition, other expenses were lower during 2024 compared to 2023, primarily due to the recovery of check fraud losses and reduced collection expenses. The reductions in non-interest expense during the year ended December 31, 2024 were partially offset by increased occupancy and equipment expenses, and other real estate/foreclosure expenses.

Total Assets

As of December 31, 2024, the Company's assets totaled $1,101.1 million, compared to $1,072.9 million as of December 31, 2023, an increase of 2.6%.

Loans

Total loans increased by $1.2 million, or 0.2%, as of December 31, 2024, compared to December 31, 2023. Loan volume increases during 2024 were driven primarily by growth in multi-family and non-farm, non-residential portfolios, partially offset by decreases in construction, commercial and industrial, 1-4 family residential and consumer categories.

Asset Quality

Nonperforming assets, including loans in non-accrual status and OREO, totaled $5.5 million as of December 31, 2024, compared to $3.0 million as of December 31, 2023. The increase in nonperforming assets during 2024 resulted primarily from one loan that was foreclosed and moved into OREO and another loan that moved into non-accrual status during 2024. As a percentage of total assets, nonperforming assets totaled 0.50% as of December 31, 2024, compared to 0.28% as of December 31, 2023.

Deposit Growth

Deposits totaled $972.6 million as of December 31, 2024, compared to $950.2 million as of December 31, 2023. The growth in 2024 included an increase of $20.0 million in interest-bearing deposits and an increase in certificates of deposit of $16.9 million, partially offset by a decrease of $8.9 million in money market and savings deposits. The deposit growth in 2024 was partially offset by a decrease of $10.3 million in wholesale brokered deposits. As of December 31, 2024, core deposits, which exclude time deposits of $250 thousand or more and all brokered deposits, totaled $837.7 million, or 86.1% of total deposits, compared to $819.5 million, or 86.2% of total deposits, as of December 31, 2023.

Deployment of Funds

As of December 31, 2024, the Company held cash, federal funds sold and securities purchased under reverse repurchase agreements totaling $52.9 million, or 4.8% of total assets, compared to $59.8 million, or 5.6% of total assets, as of December 31, 2023. Investment securities, including both the available-for-sale and held-to-maturity portfolios, totaled $168.6 million as of December 31, 2024, compared to $136.7 million as of December 31, 2023. During the year ended December 31, 2024, the Company invested $58.0 million in taxable U.S. agency-sponsored bonds, resulting in improved yields in the investment portfolio. As of December 31, 2024, the expected average life of securities in the investment portfolio was 3.6 years, compared to 3.9 years as of December 31, 2023.

Shareholders’ Equity

As of December 31, 2024, shareholders’ equity totaled $98.6 million, or 8.96% of total assets, compared to $90.6 million, or 8.44% of total assets, as of December 31, 2023. The increase in shareholders’ equity during the year ended December 31, 2024 resulted primarily from earnings, net of dividends paid, which was partially offset by repurchases of shares of the Company's common stock. In addition, shareholders' equity was positively impacted during 2024 by reductions in the Company's accumulated other comprehensive loss resulting from changes in market interest rates, as well as the maturity of lower yielding investment securities.

Cash Dividends

The Company declared cash dividends totaling $0.22 per share on its common stock during 2024, compared to cash dividends totaling $0.20 per share on its common stock during 2023.

Share Repurchases

During 2024, the Company completed share repurchases totaling 146,500 shares of its common stock at a weighted average price of $11.22 per share. The repurchases were completed under the Company’s previously announced share repurchase program, which was expanded in 2024 to authorize the purchase of 600,000 additional shares. As of December 31, 2024, a total of 912,813 shares remained available for repurchase under the program.

Regulatory Capital

During 2024, the Bank continued to maintain capital ratios at higher levels than required to be considered a “well-capitalized” institution under applicable banking regulations. As of December 31, 2024, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 11.31%. Its total capital ratio was 12.47%, and its Tier 1 leverage ratio was 9.50%.

Liquidity

As of December 31, 2024, the Company continued to maintain excess funding capacity sufficient to provide adequate liquidity for loan growth, capital expenditures and ongoing operations. The Company benefits from a strong core deposit base, a liquid investment securities portfolio and access to funding from a variety of sources, including federal funds lines, FHLB advances, brokered deposits, funding capacity with the FRB, and brokered deposits.

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

The following table shows the average balances of each principal category of assets, liabilities and shareholders’ equity for the years ended December 31, 2024 and 2023. Additionally, the table provides an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Year Ended December 31,
	2024			2023
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Total loans (1)	$818,524	$51,469	6.29%	$795,446	$47,749	6.00%
Taxable investment securities	144,503	4,387	3.04%	127,653	2,858	2.24%
Tax-exempt investment securities	1,020	13	1.27%	1,042	13	1.25%
Federal Home Loan Bank stock	891	69	7.74%	1,264	93	7.36%
Federal funds sold	6,930	366	5.28%	1,841	95	5.16%
Interest-bearing deposits in banks	36,399	1,956	5.37%	38,111	1,998	5.24%
Total interest-earning assets	1,008,267	58,260	5.78%	965,357	52,806	5.47%

Noninterest-earning assets	65,931			63,765
Total	$1,074,198			$1,029,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$205,581	$1,779	0.87%	$212,010	$777	0.37%
Savings deposits	251,772	6,856	2.72%	229,238	5,007	2.18%
Time deposits	346,541	12,914	3.73%	305,848	8,566	2.80%
Total interest-bearing deposits	803,894	21,549	2.68%	747,096	14,350	1.92%
Noninterest-bearing demand deposits	152,252	—	—	160,598	—	—
Total deposits	956,146	21,549	2.25%	907,694	14,350	1.58%
Borrowings	13,404	562	4.19%	26,252	1,106	4.21%
Total funding costs	969,550	22,111	2.28%	933,946	15,456	1.65%

Other noninterest-bearing liabilities	9,898			9,302
Shareholders’ equity	94,750			85,874
Total	$1,074,198			$1,029,122
Net interest income (2)		$36,149			$37,350
Net interest margin			3.59%			3.87%

(1) For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. Non-accruing loans averaged $3.1 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively.

(2) Loan fees are included in the interest amounts presented. Loan fees totaled $0.7 million and $0.6 million for the years ended December 31, 2024 and December 31, 2023, respectively.

The following table summarizes the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	2024 Compared to 2023 Increase (Decrease) Due to Change In:			2023 Compared to 2022 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$1,385	$2,335	$3,720	$3,715	$6,019	$9,734
Taxable investment securities	377	1,152	1,529	(254)	480	226
Tax-exempt investment securities	—	0	—	(20)	(3)	(23)
Federal Home Loan Bank stock	(27)	3	(24)	1	39	40
Federal funds sold	263	8	271	47	26	73
Interest-bearing deposits in banks	(90)	48	(42)	(3)	1,562	1,559
Total interest-earning assets	1,908	3,546	5,454	3,486	8,123	11,609
Interest expense on:
Demand deposits	(24)	1,026	1,002	(88)	227	139
Savings deposits	492	1,357	1,849	119	3,684	3,803
Time deposits	1,140	3,208	4,348	676	6,350	7,026
Borrowings	(541)	(3)	(544)	(110)	342	232
Total interest-bearing liabilities	1,067	5,588	6,655	597	10,603	11,200
Increase (decrease) in net interest income	$841	$(2,042)	$(1,201)	$2,889	$(2,480)	$409

Note: Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates.

Interest income increased by $5.5 million, comparing 2024 to 2023. Of the increase, $3.5 million was attributable to higher average yields on interest-earning assets, while $1.9 million was attributable to growth in average loan volume comparing the two periods. The increase in average yield was attributable to elevated market interest rates that began in 2022 and remained throughout most of 2024 before the FRB began reducing the federal funds rate in September 2024. The increase in interest income associated with loan volume increases was attributable to higher average loan and investment balances in 2024 compared to 2023.

The increase in interest income was offset by an increase in interest expense of $6.7 million, comparing 2024 to 2023. Of the increase, $5.6 million was attributable to the rise in market interest rates, while $1.1 million was attributable to growth in interest-bearing liabilities, primarily interest-bearing demand deposits and time deposits. The shift to interest-bearing deposits is consistent with deposit holders seeking to maximize interest earnings on their accounts amid the elevated interest rate environment.

The elevated market interest rate environment has had, and continues to have, a significant impact on the Company and the banking industry in general. The decrease in net interest income and margin during 2024 compared to 2023 was primarily driven by the accelerated repricing of interest-bearing liabilities through the first three quarters of 2024. From September 2024 through December 2024, the federal funds rate was reduced by 100 basis points and the cost of interest-bearing liabilities decreased; however, similar reductions occurred on certain market interest rates that are used to price the Company’s variable rate loans. Amid these interest rate reductions, the Company’s interest earning assets repriced downward more quickly than its interest-bearing liabilities during the fourth quarter of 2024. Competition for both loans and deposits remains intense and is expected to continue to put pressure on net interest margin. Should market interest rates continue to increase or decrease at significant levels, the Company’s net interest income could be negatively impacted.

Provision for Credit Losses

The provision for credit losses was $0.6 million for the year ended December 31, 2024, compared to $0.3 million for the year ended December 31, 2023. The increase in the provision for credit losses in 2024 compared to 2023 resulted primarily from an increase in the allowance for credit losses ("ACL") on individually evaluated loans and adjustments in economic forecasts that impact the calculation of the ACL on loans and leases. Net charge-offs on loans totaled $1.1 million, or 0.14% of average loans, for both 2024 and 2023. As of December 31, 2024, the Company's allowance for credit losses was 1.24% of total loans, compared to 1.28% as of December 31, 2023.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$1,232	$1,197	$35	2.9%
Bank-owned life insurance	538	471	67	14.2%
Gain on sales of premises and equipment and other assets	—	17	(17)	(100.0)%
Lease income	1,033	949	84	8.9%
ATM fee income	381	415	(34)	(8.2)%
Other income	399	332	67	20.2%
Total non-interest income	$3,583	$3,381	$202	6.0%

The Company’s non-interest income increased by $0.2 million comparing 2024 to 2023, due primarily to increases in lease income, bank-owned life insurance, and other miscellaneous revenue sources. The majority of the Company’s sources of non-interest income are relatively stable and are not expected to change significantly in the near term.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$15,460	$16,076	$(616)	(3.8)%
Net occupancy and equipment	3,761	3,479	282	8.1%
Computer services	1,687	1,756	(69)	(3.9)%
Insurance expense and assessments	1,510	1,583	(73)	(4.6)%
Fees for professional services	1,184	1,105	79	7.1%
Postage, stationery and supplies	560	620	(60)	(9.7)%
Telephone/data communication	779	722	57	7.9%
Collection and recoveries	169	292	(123)	(42.1)%
Directors fees	380	471	(91)	(19.3)%
Software amortization	356	412	(56)	(13.6)%
Other real estate/foreclosure expense, net	230	68	162	238.2%
Other expense	2,280	2,557	(277)	(10.8)%
Total non-interest expense	$28,356	$29,141	$(785)	(2.7)%

The Company’s non-interest expense decreased by $0.8 million comparing 2024 to 2023. The expense reduction comparing 2024 to 2023 resulted primarily from decreases in salaries and benefits, collections, and other expense categories. Salaries and benefits expense decreased during 2024 due, in part, to lower staff levels resulting from strategic initiatives implemented by the Company in prior years. In addition, other expenses were lower during 2024 compared to 2023, primarily due to the recovery of check fraud losses. The reductions in non-interest expense during the year ended December 31, 2024 were partially offset by increased occupancy and equipment expenses, as well as other real estate/foreclosure expense.

Provision for Income Taxes

The provision for income taxes was $2.6 million and $2.8 million for the years ended December 31, 2024 and 2023, respectively. The Company’s effective tax rate was 24.0% and 24.7%, respectively, for the same periods.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 3.6 years and 3.9 years as of December 31, 2024 and 2023, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity. As of December 31, 2024, available-for-sale securities totaled $167.9 million, or 99.6% of the total investment portfolio, compared to $135.6 million, or 99.2% of the total investment portfolio, as of December 31, 2023. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate notes, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of December 31, 2024, held-to-maturity securities totaled $0.7 million, or 0.4% of the total investment portfolio, compared to $1.1 million, or 0.8% of the total investment portfolio, as of December 31, 2023. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of states and political subdivisions.

Net unrealized losses in the available-for-sale portfolio totaled $6.7 million as of December 31, 2024, compared to $9.3 million as of December 31, 2023. Net unrealized losses within the available-for-sale portfolio were recognized, net of tax, in accumulated other comprehensive loss.

As of December 31, 2024, the Company evaluated both the available-for-sale and held-to-maturity portfolios for credit losses and concluded that no credit losses were included in either portfolio and that the unrealized losses in both portfolios resulted from the prevailing interest rate environment.

During the year ended December 31, 2024, the Company purchased $58.0 million in taxable U.S. agency-sponsored securities that are included in the available-for-sale portfolio. The purchased securities offset $28.5 million in proceeds received by the Company associated with maturities and prepayments in the portfolio. In the higher interest rate environment, the securities purchased have served to increase the Company’s yield on taxable investment securities. For the year ended December 31, 2024, the yield on taxable investment securities totaled 3.04%, compared to 2.24% for the year ended December 31, 2023.

Investment Securities Maturity Schedule

The following tables summarize the carrying values and weighted average yield of the available-for-sale and held-to-maturity securities portfolios as of December 31, 2024, according to contractual maturity. Available-for-sale securities are stated at fair value. Held-to-maturity securities are stated at amortized cost. The calculations of the weighted average yields for each maturity category are based upon yield weighted by the respective costs of the securities.

	Available-for-Sale
	Stated Maturity as of December 31, 2024
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities available-for-sale:
Mortgage-backed securities:
Residential	$1	4.41%	$3,034	2.20%	$31,880	2.56%	$50,367	5.14%
Commercial	5	1.72%	1,925	1.75%	2,022	0.59%	7,968	5.87%
Obligations of U.S. government-sponsored agencies	—	—	—	—	6,956	2.77%	3,878	5.44%
Obligations of states and political subdivisions	248	0.88%	291	1.11%	1,010	1.09%	—	—
Corporate notes	—	—	2,058	7.54%	13,886	3.20%	—	—
U.S. Treasury securities	23,628	1.34%	18,731	1.06%	—	0.00%	—	—
Total	$23,882	1.34%	$26,039	1.71%	$55,754	2.81%	$62,213	5.14%
Total securities with stated maturity							$167,888	3.27%

	Held-to-Maturity
	Stated Maturity as of December 31, 2024
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities held-to-maturity:
Mortgage-backed securities:
Residential	$—	—	$—	0.00%	$—	—	$—	—
Commercial	—	—	150	2.76%	7	1.58%	107	1.90%
Obligations of U.S. government-sponsored agencies	—	—	115	2.44%	269	2.20%	—	—
Obligations of states and political subdivisions	—	—	—	0.00%	34	3.05%	—	0.00%
Total	$—	—	$265	2.63%	$310	2.28%	$107	1.90%
Total securities with stated maturity							$682	2.35%

Condensed Investment Portfolio Maturity Schedule

Maturity Summary as of December 31, 2024	Dollar Amount	Portfolio Percentage
	(Dollars in Thousands)
Maturing in three months or less	$3,978	2.36%
Maturing after three months to one year	19,904	11.81%
Maturing after one year to three years	17,612	10.45%
Maturing after three years to five years	8,692	5.16%
Maturing after five years to fifteen years	60,746	36.03%
Maturing in more than fifteen years	57,638	34.19%
Total	$168,570	100.00%

Loans and Leases

The Company's total loan portfolio increased by $1.2 million, or 0.2%, as of December 31, 2024, compared to December 31, 2023. The table below summarizes loan balances by portfolio category at the end of each of the most recent five years as of December 31, 2024:

	Year Ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$65,537	$88,140	$53,914	$67,393	$37,377
Secured by 1-4 family residential properties	69,999	76,200	87,995	72,670	88,936
Secured by multi-family residential properties	101,057	62,397	67,852	46,021	54,421
Secured by non-farm, non-residential properties	227,751	213,586	200,156	198,000	184,622
Commercial and industrial loans	44,238	60,515	73,546	73,865	81,562
Consumer loans:
Direct consumer	4,774	5,938	9,851	20,090	27,229
Branch retail	5,558	8,670	13,992	24,380	30,176
Indirect	304,125	306,345	266,567	205,931	141,521
Total loans	$823,039	$821,791	$773,873	$708,350	$645,844
Allowance for credit losses	10,184	10,507	9,422	8,320	7,470
Net loans	$812,855	$811,284	$764,451	$700,030	$638,374

As of December 31, 2024 and December 31, 2023, the composition of the non-farm, non-residential loan portfolio was as follows:

	December 31, 2024			December 31, 2023
	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
	(Dollars in Thousands)
Office	$10,093	$36,811	$46,904	$14,686	$30,693	$45,379
Hospitality	—	—	—	501	5,346	5,847
Industrial	5,696	45,477	51,173	12,480	35,265	47,745
Nursing homes	17,961	—	17,961	—	—	—
Retail services	15,031	—	15,031	16,016	—	16,016
Retail single credit tenant	—	41,357	41,357	—	43,113	43,113
Retail with anchor	3,075	13,628	16,703	376	11,953	12,329
Retail without anchor	—	—	—	3,166	8,010	11,176
Storage	780	14,835	15,615	831	15,254	16,085
Other	11,989	11,018	23,007	10,552	5,344	15,896
Total loans	$64,625	$163,126	$227,751	$58,608	$154,978	$213,586

As of December 31, 2024 and December 31, 2023, the composition of the construction, land development, and other land loans loan portfolio was as follows:

	December 31, 2024			December 31, 2023
	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
	(Dollars in Thousands)
Apartments	$—	$61,118	$61,118	$—	$66,789	$66,789
Senior housing	—	—	—	8,362	—	8,362
Medical office	—	—	—	—	6,584	6,584
Farmland	3,057	—	3,057	3,174	—	3,174
Residential	—	—	—	1,152	—	1,152
Retail without anchor	—	—	—	763	—	763
Other	440	922	1,362	725	591	1,316
Total loans	$3,497	$62,040	$65,537	$14,176	$73,964	$88,140

The following table classifies the Company's fixed and variable rate loans as of December 31, 2024 according to contractual maturities of: (1) one year or less, (2) after one year through five years, (3) after five years through fifteen years, and (4) after fifteen years:

	December 31, 2024
	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
	(Dollars in Thousands)
Total loans:
Real estate loans:
Construction, land development and other land loans	$12,561	$52,832	$144	$—	$65,537
Secured by 1-4 family residential properties	1,201	14,107	23,659	31,032	69,999
Secured by multi-family residential properties	36,406	54,526	8,188	1,937	101,057
Secured by non-farm, non-residential properties	37,095	112,124	78,532	—	227,751
Commercial and industrial loans	15,540	22,768	5,930	—	44,238
Consumer loans:
Direct consumer	1,547	3,179	48	—	4,774
Branch retail	221	2,701	2,636	—	5,558
Indirect	206	13,848	290,071	—	304,125
Total loans	$104,777	$276,085	$409,208	$32,969	$823,039
Loans with fixed interest rates:
Real estate loans:
Construction, land development and other land loans	$563	$2,721	$144	$—	$3,428
Secured by 1-4 family residential properties	1,093	6,348	5,438	14,283	27,162
Secured by multi-family residential properties	32	35,545	363	167	36,107
Secured by non-farm, non-residential properties	19,772	53,722	61,996	—	135,490
Commercial and industrial loans	6,273	16,473	5,930	—	28,676
Consumer loans:
Direct consumer	1,535	3,179	48	—	4,762
Branch retail	221	2,701	2,636	—	5,558
Indirect	206	13,848	290,071	—	304,125
Total loans with fixed interest rates	$29,695	$134,537	$366,626	$14,450	$545,308
Loans with variable interest rates:
Real estate loans:
Construction, land development and other land loans	$11,998	$50,111	$—	$—	$62,109
Secured by 1-4 family residential properties	108	7,759	18,221	16,749	42,837
Secured by multi-family residential properties	36,374	18,981	7,825	1,770	64,950
Secured by non-farm, non-residential properties	17,323	58,402	16,536	—	92,261
Commercial and industrial loans	9,267	6,295	—	—	15,562
Consumer loans:
Direct consumer	12	—	—	—	12
Branch retail	—	—	—	—	—
Indirect	—	—	—	—	—
Total loans with variable interest rates	$75,082	$141,548	$42,582	$18,519	$277,731

Allowance for Credit Losses on Loans and Leases

The table below summarizes changes in the allowance for credit losses on loans and leases for each of the most recent five years as of December 31, 2024. For years ended December 31, 2022 and prior, information presented is as determined in accordance with ASC 310, Receivables, prior to the adoption of ASC 326, Financial Instruments - Credit losses:

	Year Ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in Thousands)
Balance at beginning of period	$10,507	$9,422	$8,320	$7,470	$5,762
Impact of adopting ASC 326 accounting guidance	—	2,123	—	—	—
Charge-offs:
Real estate loans:
Construction, land development and other loan loans	—	—	—	(23)	—
Secured by 1-4 family residential properties	(2)	(97)	(40)	(12)	(61)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	(248)	—	—	—	—
Commercial and industrial loans	(121)	—	—	(6)	—
Consumer loans:
Direct consumer	(62)	(571)	(1,958)	(1,230)	(1,621)
Branch retail	(63)	(445)	(633)	(377)	(374)
Indirect	(1,318)	(932)	(382)	(483)	(152)
Total charge-offs	(1,814)	(2,045)	(3,013)	(2,131)	(2,208)
Recoveries
Construction, land development and other loan loans	20	—	2	22	—
Secured by 1-4 family residential properties	56	54	39	14	22
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	5	5	14
Commercial and industrial loans	2	—	—	21	10
Consumer loans:
Direct consumer	300	619	565	626	725
Branch retail	148	243	151	215	186
Indirect	150	49	45	68	14
Total recoveries	676	965	807	971	971
Net charge-offs	(1,138)	(1,080)	(2,206)	(1,160)	(1,237)
Provision for credit losses	815	42	3,308	2,010	2,945
Ending balance	$10,184	$10,507	$9,422	$8,320	$7,470
Ending balance as a percentage of loans	1.24%	1.28%	1.22%	1.17%	1.16%
Net charge-offs as a percentage of average loans	0.14%	0.14%	0.30%	0.16%	0.21%

Allowance for Credit Losses on Unfunded Lending Commitments

Unfunded lending commitments are off-balance sheet arrangements that represent unconditional commitments of the Company to lend to a borrower that are unfunded as of the balance sheet date. These may include unfunded loan commitments, standby letters of credit, and financial guarantees. ASC 326 guidance requires that an estimate of expected credit loss be measured on commitments in which an entity is exposed to credit risk via a present contractual obligation to extend credit unless the obligation is unconditionally cancellable by the issuer. For the Company, unconditional lending commitments generally include unfunded term loan agreements, home equity lines of credit, lines of credit, and demand deposit account overdraft protection. As of December 31, 2024 and 2023, the Company’s allowance for credit losses on unfunded commitments, which is recorded in other liabilities in the Company’s consolidated balance sheets, totaled $0.4 million and $0.6 million, respectively. No allowance for credit losses on unfunded commitments was recorded by the Company in the years prior to 2023.

Allocation of Allowance for Credit Losses on Loans and Leases

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for credit losses as of December 31, 2024 and 2023.

	2024			2023
	Allowance Allocation	Allowance as Percentage of Total Loans	Net Charge-offs as a Percentage of Average Loans	Allocation Allowance	Allowance as Percentage of Total Loans	Net Charge-offs as a Percentage of Average Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$352	0.54%	-0.03%	$565	0.64%	—
Secured by 1-4 family residential properties	406	0.58%	-0.07%	591	0.78%	0.05%
Secured by multi-family residential properties	546	0.54%	—	415	0.66%	—
Secured by non-farm, non-residential properties	1,428	0.63%	0.11%	1,425	0.67%	—
Commercial and industrial loans	1,531	3.46%	0.22%	513	0.85%	—
Consumer loans:
Direct consumer	49	1.03%	-4.09%	64	1.06%	-0.06%
Branch retail	70	1.26%	-1.08%	436	5.03%	1.82%
Indirect	5,802	1.91%	0.39%	6,498	2.12%	0.31%
Total	$10,184	1.24%	0.14%	$10,507	1.28%	0.14%

Nonperforming Assets

Nonperforming assets at the end of the five most recent years as of December 31, 2024 were as follows:

	Year Ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in Thousands)
Non-accrual loans	$3,949	$2,400	$1,651	$2,008	$3,086
Other real estate owned	1,509	602	686	2,149	949
Total	$5,458	$3,002	$2,337	$4,157	$4,035
Nonperforming assets as a percentage of total loans and other real estate	0.66%	0.37%	0.30%	0.59%	0.62%
Nonperforming assets as a percentage of total assets	0.50%	0.28%	0.24%	0.43%	0.45%
Non-accrual loans as a percentage of total loans	0.48%	0.29%	0.21%	0.28%	0.48%
ACL as a percentage of non-accrual loans	257.89%	437.79%	570.68%	414.34%	242.06%

The increase in nonperforming assets during 2024 resulted primarily from one loan that was foreclosed and moved into OREO and another loan that moved into non-accrual status during the year.

Summarized below is information concerning income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2024	2023
	(Dollars in Thousands)
Total loans accounted for on a non-accrual basis	$3,949	$2,400
Interest income that would have been recorded under original terms	120	107
Interest income reported and recorded during the year	471	50

Deposits

Deposits totaled $972.6 million as of December 31, 2024, compared to $950.2 million as of December 31, 2023. The growth in 2024 included an increase of $20.0 million in interest-bearing deposits and an increase in certificates of deposit of $16.9 million, partially offset by a decrease of $8.9 million in money market and savings deposits. The shift to interest-bearing deposits is consistent with deposit holders seeking to maximize interest earnings on their accounts amid the elevated interest rate environment. The deposit growth in 2024 was also partially offset by a decrease of $10.3 million in wholesale brokered deposits. As of December 31, 2024, core deposits, which exclude time deposits of $250 thousand or more and all brokered deposits, totaled $837.7 million, or 86.1% of total deposits, compared to $819.5 million, or 86.2% of total deposits, as of December 31, 2023.

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

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

	2024		2023
	Average Amount	Rate	Average Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposit accounts	$152,252	—	$160,598	—
Interest-bearing demand deposit accounts	205,581	0.87%	212,010	0.37%
Savings deposits	251,772	2.72%	229,238	2.18%
Time deposits	346,541	3.73%	305,848	2.80%
Total deposits	$956,146	2.25%	$907,694	1.58%
Total interest-bearing deposits	$803,894	2.68%	$747,096	1.92%

Maturities of time deposits of greater than $250 thousand, as well as brokered deposits, outstanding as of December 31, 2024 and 2023 are summarized in the following table:

Maturities	December 31,
	2024	2023
	(Dollars in Thousands)
Three months or less	$43,397	$12,167
Over three through six months	23,865	26,032
Over six through twelve months	43,362	24,258
Over twelve months	24,267	68,213
Total	$134,891	$130,670

Maturities of time certificates of deposit of greater than $100 thousand and less than $250 thousand outstanding as of December 31, 2024 and 2023 are summarized as follows:

Maturities	December 31,
	2024	2023
	(Dollars in Thousands)
Three months or less	$37,606	$7,521
Over three through six months	22,148	9,257
Over six through twelve months	25,912	32,323
Over twelve months	9,708	46,788
Total	$95,374	$95,889

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and subordinated debt that are used by the Company as alternative sources of funds. As of both December 31, 2024 and 2023, these liabilities represented 2.5% of interest-bearing liabilities. The table below summarizes short- and long-term liabilities and related interest rate data as of and for the years ended December 31, 2024 and 2023.

	Short-Term Borrowings (Maturity Less Than One Year)	Long-Term Borrowings (Maturity One Year or Greater)
	(Dollars in Thousands)
Other interest-bearing liabilities outstanding at year-end:
2024	$10,000	$10,872
2023	$10,000	$10,799
Weighted average interest rate at year-end:
2024	4.57%	4.20%
2023	5.46%	4.20%
Maximum amount outstanding at any month end:
2024	$15,000	$10,872
2023	$35,048	$10,799
Average amount outstanding during the year:
2024	$2,568	$10,836
2023	$15,438	$10,766
Weighted average interest rate during the year:
2024	4.05%	4.20%
2023	5.12%	4.20%

Shareholders’ Equity

As of December 31, 2024, shareholders’ equity totaled $98.6 million, or 9.0% of total assets, compared to $90.6 million, or 8.4% of total assets, as of December 31, 2023. The increase in shareholders’ equity during the year ended December 31, 2024 resulted primarily from earnings, net of dividends paid, partially offset by repurchases of shares of the Company's common stock. In addition, shareholders' equity was positively impacted during 2024 by reductions in the Company's accumulated other comprehensive loss resulting from changes in market interest rates, as well as the maturity of lower yielding investment securities.

During the year ended December 31, 2024 the Company completed repurchases of 146,500 shares of its common stock at a weighted average price of $11.22 per share, or $1.6 million in aggregate. The repurchased shares were allocated to treasury stock under the Company’s previously announced share repurchase program, which was expanded in 2024 to authorize the purchase of 600,000 additional shares. Share repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate, subject to applicable regulatory requirements. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended at any time at the Company’s discretion. As of December 31, 2024, 912,813 shares remained available for repurchase under the program.

During the year ended December 31, 2024, the Company declared dividends totaling $0.22 per common share, or approximately $1.3 million in aggregate amount, compared to $0.20 per common share, or approximately $1.2 million in aggregate amount, during the year ended December 31, 2023. Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and the desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends.

Liquidity and Capital Resources

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $279.0 million as of December 31, 2024 and $241.2 million as of December 31, 2023. Investment securities forecasted to mature or reprice in one year or less were estimated to be $29.6 million and $12.9 million of the investment portfolio as of December 31, 2024 and 2023, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. The investment securities portfolio had an estimated average life of 3.6 years and 3.9 years as of December 31, 2024 and 2023, respectively. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Company had $10.0 million in outstanding short-term borrowings under FHLB advances as of both December 31, 2024 and 2023. On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031. Net of unamortized debt issuance costs, the subordinated notes were recorded as long-term borrowings totaling $10.9 million and $10.8 million as of December 31, 2024 and 2023, respectively.

The Company had up to $319.9 million and $279.4 million in remaining unused credit from the FHLB (subject to available collateral) as of December 31, 2024 and 2023, respectively. In addition, the Company had $48.0 million in unused established federal funds lines as of both December 31, 2024 and 2023.

The Company also has access to the FRB’s discount window. The discount window allows borrowing on pledged collateral that includes eligible investment securities and loans. In response to heightened liquidity concerns in the banking industry, during 2023 management undertook measures designed to enhance the Company’s liquidity position. These procedures included holding higher levels of on-balance sheet cash, as well as enhancing the availability of off-balance sheet borrowing capacity. As part of these efforts, during the third quarter of 2023, the Company completed the establishment of additional borrowing capacity through the FRB's discount window, primarily via the pledging of the majority of the Company’s indirect loan portfolio as collateral. Including the pledging of these loans, along with selected securities, the Company had $165.1 million and $161.7 million in borrowing capacity as of December 31, 2024 and December 31, 2023, respectively.

The table below provides information on the Company’s on-balance sheet liquidity, as well as readily available off-balance sheet sources of liquidity as of both December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
	(Dollars in Thousands)
	(Unaudited)	(Unaudited)
Liquidity from cash and federal funds sold:
Cash and cash equivalents	$47,216	$50,279
Federal funds sold	5,727	9,475
Liquidity from cash and federal funds sold	52,943	59,754
Liquidity from pledgable investment securities:
Investment securities available-for sale, at fair value	167,888	135,565
Investment securities held-to-maturity, at amortized cost	682	1,104
Less: securities pledged	(72,110)	(41,375)
Less: estimated collateral value discounts	(10,164)	(11,129)
Liquidity from pledgable investment securities	86,296	84,165
Liquidity from unused lendable collateral (loans) at FHLB	45,388	21,696
Liquidity from unused lendable collateral (loans and securities) at FRB	165,061	161,729
Unsecured lines of credit with banks	48,000	48,000
Total readily available liquidity	$397,688	$375,344

The table above calculates readily available liquidity by combining cash and cash equivalents, federal funds sold, securities purchased under reverse repurchase agreements and unencumbered investment security values on the Company’s consolidated balance sheet with off-balance sheet liquidity that is readily available through unused collateral pledged to the FHLB and FRB, as well as unsecured lines of credit with other banks. Liquidity from pledgable investment securities and total readily available liquidity are measures that have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) used by management and regulators to analyze the Company's liquidity position. Management believes that these non-GAAP measures are beneficial to the reader as they enhance the overall understanding of the Company’s liquidity position and can be used as a supplement to GAAP-based measures of liquidity, but they should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP.

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

The unused lendable collateral value at the FHLB presented in the table above represents only the amount immediately available to the Company from loans already pledged by the Company to the FHLB as of each consolidated balance sheet date presented. As of December 31, 2024 and December 31, 2023, the Company's total remaining credit availability with the FHLB was $319.9 million and $279.4 million, respectively, subject to the pledging of additional collateral which may include eligible investment securities and loans. In addition, the Company has access to additional sources of liquidity that generally could be obtained over a period of time, including access to unsecured brokered deposits through the wholesale funding markets. Management believes the Company’s on-balance sheet and other readily available liquidity provide strong indicators of the Company’s ability to fund obligations in a stressed liquidity environment.

Excluding wholesale brokered deposits, as of December 31, 2024, the Company had approximately 29 thousand deposit accounts with an average balance of approximately $31.0 thousand per account. Estimated uninsured deposits (calculated as deposit amounts per deposit holder in excess of $250 thousand, the maximum amount of federal deposit insurance, and excluding deposits secured by pledged assets) totaled $216.8 million, or 22.2% of total deposits, as of December 31, 2024. As of December 31, 2023, estimated uninsured deposits totaled $200.3 million, or 21.1% of total deposits.

Management believes that the Company has adequate sources of liquidity to cover its contractual obligations and commitments over the next twelve months.

Regulatory Capital

The Bank is subject to the revised capital requirements as described in the section captioned “Supervision and Regulation – Capital Adequacy” included in Part I, Item I of this report. Under these requirements, the Bank is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal banking regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can result in mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Bancshares and the Bank, and could impact Bancshares’ ability to pay dividends. As of both December 31, 2024 and 2023, the Bank exceeded all applicable minimum capital standards, and met applicable regulatory guidelines to be considered well-capitalized. No significant conditions or events have occurred since December 31, 2024 that management believes would affect the Bank’s classification as well-capitalized for regulatory purposes.

Refer to the section captioned “Regulatory Capital” included in Note 14, “Shareholders’ Equity,” in the Notes to the consolidated financial statements for an illustration of the Bank’s actual regulatory capital amounts and ratios under regulatory capital standards in effect as of December 31, 2024 and December 31, 2023. Additionally, refer to the section captioned “Dividend Restrictions” included in Note 14 for a discussion regarding restrictions that could materially influence the Bank’s, and therefore Bancshares’, ability to pay dividends.

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

As part of interest rate risk management, the Company may use derivative financial instruments in accordance with policies established by the Board of Directors. Derivative financial instruments may include the use of interest rate swaps or option products such as caps and floors. As of December 31, 2024, the Company held the following derivative financial instruments:

•
Three forward interest rate swap contracts designated as fair value hedges that were intended to mitigate risk associated with rising interest rates by converting a portfolio of fixed rate loans to a variable rate
•
Two forward starting interest rate swap contracts designated as cash flow hedges with the objective of protecting the Company against variability in expected future cash flows attributed to changes in the SOFR interest rate on the designated notional amount of interest-bearing liabilities.
•
Two interest rate floor contracts not designated as hedging instruments that were intended to mitigate the Company’s risk of loss associated with downward shifts in the SOFR
•
Three credit risk participation agreements with lead participant banks with which the Company shares participation loans. For participating in the agreements, the Company received one-time fees which were included in other liabilities. These derivatives are not eligible for hedge accounting treatment.

As of December 31, 2023, the Company held the following derivative financial instruments:

•
Three forward interest rate swap contracts designated as fair value hedges that were intended to mitigate risk associated with rising interest rates by converting a portfolio of fixed rate loans to a variable rate.

The value of all derivative financial instruments totaled a net asset position of $0.6 million as of December 31, 2024, while the value of all derivative financial instruments totaled a net liability position of $0.1 million as of December 31, 2023.

In 2022 and 2023, the Company terminated certain interest rate swap contracts that had previously been in place, recording deferred gains totaling $0.3 million and $2.1 million in 2022 and 2023, respectively. The deferred gains are being accreted to net interest income over the remaining life of the original terms of each swap. Remaining deferred gains associated with terminated swaps totaled $0.3 million and $1.2 million as of December 31, 2024 and 2023, respectively

On a net basis, derivative financial instruments (including gains recognized on terminated instruments) increased the Company’s income before income taxes by $1.5 million during both years ended December 31, 2024 and 2023. See Note 16, “Derivative Financial Instruments,” in the consolidated financial statements for additional information related to these derivative instruments.

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

The following table summarizes the Company’s contractual obligations as of December 31, 2024:

	Payment Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(Dollars in Thousands)
Time deposits	$335,085	$264,805	$59,396	$10,642	$242
Commitments to extend credit	120,703	120,703	—	—	—
Subordinated notes (1)	11,770	385	385	—	11,000
FHLB advances	10,000	10,000	—	—	—
Operating leases	2,337	412	727	452	746
Standby letters of credit	896	896	—	—	—
Total	$480,791	$397,201	$60,508	$11,094	$11,988

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a quarterly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of December 31, 2024, pre-tax net interest margin and net interest income are forecasted to change over timeframes of one year and two years under the six listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	1 Year	2 Years
+1%	10	11
+2%	19	20
+3%	27	28
-1%	(15)	(16)
-2%	(31)	(36)
-3%	(49)	(59)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	1 Year	2 Years
+1%	$1,109	$2,339
+2%	2,150	4,484
+3%	3,003	6,241
-1%	(1,647)	(3,529)
-2%	(3,481)	(8,069)
-3%	(5,386)	(12,969)

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2024.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of First US Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First US Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses on Loans and Leases

As described in Notes 2 and 4 to the financial statements, the Company’s allowance for credit losses on loans and leases (“allowance”) was $10.2 million on loans and leases of $823.0 million as of December 31, 2024. As described in Note 2, the Company adopted ASC Topic 326, Financial Instruments – Credit Losses, effective January 1, 2023. The Company’s method of estimating the allowance includes the use of historic loss rates that are adjusted for reasonable and supportable forecasts, as well as other qualitative adjustments.

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

Atlanta, Georgia

March 14, 2025

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$10,633	$12,987
Interest-bearing deposits in banks	36,583	37,292
Total cash and cash equivalents	47,216	50,279
Federal funds sold and securities purchased under reverse repurchase agreements	5,727	9,475
Investment securities available-for-sale, at fair value (amortized cost $174,597 and $144,893; net of allowance for credit losses of $- and $-)	167,888	135,565
Investment securities held-to-maturity, at amortized cost, net of allowance for credit losses of $- and $-, (fair value 2024 - $642, 2023 - $1,041)	682	1,104
Federal Home Loan Bank stock, at cost	1,256	1,201
Loans and leases held for investment	823,039	821,791
Less allowance for credit losses on loans and leases	10,184	10,507
Net loans and leases held for investment	812,855	811,284
Premises and equipment, net of accumulated depreciation	24,803	24,398
Cash surrender value of bank-owned life insurance	17,056	16,702
Accrued interest receivable	3,588	3,976
Goodwill and core deposit intangible, net	7,484	7,606
Other real estate owned	1,509	602
Other assets	11,022	10,748
Total assets	$1,101,086	$1,072,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$155,945	$153,591
Interest-bearing	816,612	796,600
Total deposits	972,557	950,191
Accrued interest expense	1,751	2,030
Other liabilities	7,282	9,327
Short-term borrowings	10,000	10,000
Long-term borrowings	10,872	10,799
Total liabilities	1,002,462	982,347

Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,840,348 and 7,738,201 shares issued, respectively; 5,696,171 and 5,735,075 shares outstanding, respectively	78	75
Additional paid-in capital	15,540	14,972
Accumulated other comprehensive loss, net of tax	(4,344)	(6,431)
Retained earnings	116,865	109,959
Less treasury stock: 2,144,177 and 2,003,126 shares at cost, respectively	(29,515)	(27,982)
Total shareholders’ equity	98,624	90,593
Total liabilities and shareholders’ equity	$1,101,086	$1,072,940

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2024	2023
Interest income:
Interest and fees on loans	$51,469	$47,749
Interest on investment securities	4,400	2,871
Interest on deposits in banks	1,956	1,998
Other	435	188
Total interest income	58,260	52,806
Interest expense:
Interest on deposits	21,549	14,350
Interest on borrowings	562	1,106
Total interest expense	22,111	15,456
Net interest income	36,149	37,350
Provision for credit losses	622	319
Net interest income after provision for credit losses	35,527	37,031
Non-interest income:
Service and other charges on deposit accounts	1,232	1,197
Lease income	1,033	949
Other income, net	1,318	1,235
Total non-interest income	3,583	3,381
Non-interest expense:
Salaries and employee benefits	15,460	16,076
Net occupancy and equipment	3,761	3,479
Computer services	1,687	1,756
Insurance expense and assessments	1,510	1,583
Fees for professional services	1,184	1,105
Other expense	4,754	5,142
Total non-interest expense	28,356	29,141
Income before income taxes	10,754	11,271
Provision for income taxes	2,584	2,786
Net income	$8,170	$8,485
Basic net income per share	$1.40	$1.42
Diluted net income per share	$1.33	$1.33
Dividends per share	$0.22	$0.20

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Year Ended December 31,
	2024	2023
Net income	$8,170	$8,485
Other comprehensive income:
Unrealized holding gains on securities available-for-sale arising during the year, net of tax expense of $656 and $438, respectively	1,963	1,322
Unrealized holding gains (losses) on effective cash flow hedge derivatives arising during the year, net of tax (expense) benefit of $(151) and $18, respectively	458	(50)
Reclassification adjustments on cash flow hedge derivatives realized in net income, net of tax benefit of $112 and $154, respectively	(334)	(462)
Other comprehensive income	2,087	810
Total comprehensive income	$10,257	$9,295

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, December 31, 2022	5,812,258	$75	$14,510	$(7,241)	$104,460	$(26,669)	$85,135
Impact of adopting current expected credit loss accounting model, net of tax	—	—	—	—	(1,811)	—	(1,811)
Net income	—	—	—	—	8,485	—	8,485
Net change in fair value of securities available-for-sale, net of tax	—	—	—	1,322	—	—	1,322
Net change in fair value of derivative instruments, net of tax	—	—	—	(512)	—	—	(512)
Dividends declared: $.20 per share	—	—	—	—	(1,175)	—	(1,175)
Impact of stock-based compensation plans, net	50,935	—	596	—	—	(25)	571
Reissuance of treasury stock as compensation	9,382	—	(134)	—	—	134	—
Impact of common stock share repurchases	(137,500)	—	—	—	—	(1,422)	(1,422)
Balance, December 31, 2023	5,735,075	$75	$14,972	$(6,431)	$109,959	$(27,982)	$90,593
Net income	—	—	—	—	8,170	—	8,170
Net change in fair value of securities available-for-sale, net of tax	—	—	—	1,963	—	—	1,963
Net change in fair value of derivative instruments, net of tax	—	—	—	124	—	—	124
Dividends declared: $.22 per share	—	—	—	—	(1,264)	—	(1,264)
Impact of stock-based compensation plans, net	96,303	3	726	—	—	(48)	681
Reissuance of treasury stock as compensation	11,293	—	(158)	—	—	158	—
Impact of common stock share repurchases	(146,500)	—	—	—	—	(1,643)	(1,643)
Balance, December 31, 2024	5,696,171	$78	$15,540	$(4,344)	$116,865	$(29,515)	$98,624

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$8,170	$8,485
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,590	1,581
Provision for credit losses	622	319
Deferred income tax expense	583	133
Proceeds from settlement of derivative contracts	—	2,166
Reclassification of unrealized gains on terminated derivative contracts	(864)	(1,160)
Stock-based compensation expense	617	596
Net (accretion) amortization of securities	(281)	28
Amortization of intangible assets	122	195
Net loss on premises and equipment and other real estate	151	621
Changes in assets and liabilities:
Increase in cash surrender value of bank owned life insurance	(354)	(303)
Decrease (increase) in accrued interest receivable	388	(965)
Increase in other assets	(995)	(905)
(Decrease) increase in accrued interest expense	(279)	1,423
(Decrease) increase in other liabilities	(1,709)	853
Net cash provided by operating activities	7,761	13,067
Cash flows from investing activities:
Net decrease (increase) in federal funds sold and securities purchased under reverse repurchase agreements	3,748	(7,707)
Purchases of investment securities, available-for-sale	(57,957)	(14,891)
Proceeds from maturities and prepayments of investment securities, available-for-sale	28,535	11,856
Proceeds from maturities and prepayments of investment securities, held-to-maturity	421	755
Net (increase) decrease in Federal Home Loan Bank stock	(55)	158
Net increase in loans	(3,808)	(49,650)
Proceeds from the sale of premises and equipment and other real estate	869	497
Purchases of premises and equipment	(2,100)	(1,464)
Net cash used in investing activities	(30,347)	(60,446)
Cash flows from financing activities:
Net increase in customer deposits	22,366	80,166
Net decrease in short-term borrowings	—	(10,038)
Net share-based compensation transactions	64	(25)
Repurchases of common stock	(1,643)	(1,422)
Dividends paid	(1,264)	(1,175)
Net cash provided by financing activities	19,523	67,506
Net (decrease) increase in cash and cash equivalents	(3,063)	20,127
Cash and cash equivalents, beginning of period	50,279	30,152
Cash and cash equivalents, end of period	$47,216	$50,279

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

1.
DESCRIPTION OF BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares” and, together with its subsidiary, the “Company”), is a bank holding company formed in 1983 registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancshares operates one wholly owned banking subsidiary, First US Bank, an Alabama banking corporation (the “Bank”). Bancshares and the Bank are headquartered in Birmingham, Alabama. Previously, the Bank operated two additional wholly owned subsidiaries, Acceptance Loan Company ("ALC") and FUSB Reinsurance, Inc., both of which were legally dissolved in 2023, and all remaining assets and liabilities of these entities were transferred to the Bank prior to December 31, 2023.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental disclosures of cash flow information and non-cash transactions related to cash flows for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
	(Dollars in Thousands)
Cash paid during the year for:
Interest	$22,390	$14,033
Income taxes	2,797	2,375
Non-cash transactions:
Assets acquired in settlement of loans	1,701	1,178
Reissuance of treasury stock as compensation	158	134

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Investment Securities

The investment portfolio consists of debt securities, including U.S. Treasury securities, obligations of U.S. government agencies, municipal bonds, residential and commercial mortgage-backed securities and corporate notes. Securities may be held in one of three portfolios: trading account securities, securities held-to-maturity or securities available-for-sale. Trading account securities are carried at estimated fair value, with unrealized gains and losses included in operations. The Company held no trading account securities as of December 31, 2024 or 2023. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held-to-maturity, management has the intent and the Company has the ability to hold such securities until maturity. Investment securities available-for-sale are carried at fair value, with any unrealized gains or losses excluded from operations and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income or loss. Investment securities available-for-sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes.

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

Allowance for Credit Losses on Loans and Leases

The allowance for credit losses on loans and leases is a contra-asset valuation account that is deducted from the amortized cost basis of the loans and leases held for investment to present the net amount expected to be collected. Loans are charged off against the allowance when management believes that the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. The allowance for credit losses on loans and leases is adjusted through the provision for credit losses.

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

Allowance for Credit Losses on Unfunded Lending Commitments

The Company estimates expected credit losses on unfunded lending commitments over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The following categories of off-balance sheet credit exposures have been identified: unfunded loan commitments, standby letters of credit, and financial guarantees (collectively, “unfunded lending commitments”). The allowance for credit losses on unfunded lending commitments is adjusted through the provision for credit losses. The estimate may include consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded, as well as reasonable practical expedients or industry practices to assist in the evaluation of estimated funding amounts. Management estimates the allowance balance by using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses. Adjustments to historical loss information are made for differences in loan-specific risk characteristics such as changes in economic and business conditions, underwriting standards, portfolio mix, and delinquency level. Considerations related to environmental conditions include reasonable and supportable current and forecasted data related to economic factors such as inflation, unemployment levels, and interest rates.

Allowance for Credit Losses on Investment Securities Held-to-Maturity

Expected credit losses on held-to-maturity debt securities are measured on a collective basis by major security type. Accrued interest receivable on held-to-maturity securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

forecasts. The allowance for credit losses on investment securities held-to-maturity is adjusted through the provision for credit losses.

Allowance for Credit Losses on Investment Securities Available-for-Sale

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes in the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded in the provision for credit losses. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company may also enter into derivative contracts that are not designated as hedges in order to mitigate economic risks or risks associated with volatility in connection with customer derivative transactions. In addition, from time to time, the Company enters into risk participation agreements associated with loan participation agreements. These represent credit derivatives that are not used by the Company to manage interest rate risk in the Company's assets or liabilities.

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

Reclassification

Certain amounts presented in the prior period consolidated financial statements and related notes have been reclassified to conform to the 2024 presentation. These reclassifications had no effect on the Company’s net income, financial position or net cash flow.

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

The following table reflects weighted average shares used to calculate basic and diluted net income per share for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Weighted average shares outstanding	5,741,056	5,851,702
Weighted average director deferred shares	109,066	112,857
Basic shares	5,850,122	5,964,559
Dilutive shares	268,250	411,900
Diluted shares	6,118,372	6,376,459

	Year Ended December 31,
	2024	2023
	(Dollars in Thousands, Except Per Share Data)
Net income	$8,170	$8,485
Basic net income per share	$1.40	$1.42
Diluted net income per share	$1.33	$1.33

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

Segment Reporting

In previous periods, the Company disclosed two reportable operating segments of Bancshares: the Bank and ALC. The reportable operating segments were determined using the internal management reporting system in place during those periods. Due to the legal dissolution of ALC during 2023, management's internal reporting system no longer includes two reportable operating segments as of December 31, 2023. With the adoption of Accounting Standards Update ("ASU") 2023-07, Segment Reporting, the segment information presented in Note 20 includes information on the single Bank reporting unit.

Accounting Standards Recently Adopted

The following table provides a description of recent accounting standards recently adopted as of December 31, 2024.

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

		Annual financial statements as of and for the year ended December 31, 2024	The adoption of this guidance did not have a material impact.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounting Standards Not Yet Adopted

The following table provides a description of recent accounting standards that have not yet been adopted as of December 31, 2024.

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

ASU 2024-03, Income Statement Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses

This ASU will change the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses (for example: employee compensation, depreciation, and amortization) in expense captions

		Annual financial statements as of and for the year ending December 31, 2027	The adoption of this guidance is not likely to have a material impact. Management will continue to evaluate through date of adoption.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.
INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of December 31, 2024 and 2023 were as follows:

	Available-for-Sale
	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$87,703	$347	$(2,768)	$85,282
Commercial	12,105	17	(202)	11,920
Obligations of U.S. government-sponsored agencies	11,436	18	(620)	10,834
Obligations of states and political subdivisions	1,577	—	(28)	1,549
Corporate notes	17,757	58	(1,871)	15,944
U.S. Treasury securities	44,019	—	(1,660)	42,359
Total	$174,597	$440	$(7,149)	$167,888

	Held-to-Maturity
	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$264	$—	$(10)	$254
Obligations of U.S. government-sponsored agencies	384	—	(27)	357
Obligations of states and political subdivisions	34	—	(3)	31
Total	$682	$—	$(40)	$642

	Available-for-Sale
	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$47,221	$580	$(3,073)	$44,728
Commercial	9,446	—	(406)	9,040
Obligations of U.S. government-sponsored agencies	11,849	158	(727)	11,280
Obligations of states and political subdivisions	1,621	—	(63)	1,558
Corporate notes	17,757	—	(2,800)	14,957
U.S. Treasury securities	56,999	—	(2,997)	54,002
Total	$144,893	$738	$(10,066)	$135,565

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

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of December 31, 2024 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$24,216	$23,882	$—	$—
Maturing after one to five years	27,466	26,039	265	258
Maturing after five to ten years	60,051	55,754	310	283
Maturing after ten years	62,864	62,213	107	101
Total	$174,597	$167,888	$682	$642

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2024 and 2023:

	Available-for-Sale
	December 31, 2024
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$41,417	$(424)	$28,520	$(2,344)
Commercial	3,374	(13)	5,331	(189)
Obligations of U.S. government-sponsored agencies	3,823	(1)	4,457	(619)
Obligations of states and political subdivisions	—	—	1,549	(28)
Corporate notes	—	—	13,886	(1,871)
U.S. Treasury securities	—	—	42,359	(1,660)
Total	$48,614	$(438)	$96,102	$(6,711)

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Held-to-Maturity
	December 31, 2024
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$254	$(10)
Obligations of U.S. government-sponsored agencies	—	—	357	(27)
Obligations of states and political subdivisions	—	—	31	(3)
Total	$—	$—	$642	$(40)

	Available-for-Sale
	December 31, 2023
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$94	$(1)	$35,584	$(3,072)
Commercial	600	(5)	8,408	(401)
Obligations of U.S. government-sponsored agencies	—	—	4,367	(727)
Obligations of states and political subdivisions	—	—	1,558	(63)
Corporate notes	771	(229)	14,186	(2,571)
U.S. Treasury securities	—	—	54,002	(2,997)
Total	$1,465	$(235)	$118,105	$(9,831)

	Held-to-Maturity
	December 31, 2023
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$553	$(22)
Obligations of U.S. government-sponsored agencies	—	—	436	(34)
Obligations of states and political subdivisions	—	—	52	(7)
Total	$—	$—	$1,041	$(63)

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2024, 97 available-for-sale debt securities had been in a loss position for more than 12 months, and 16 available-for-sale debt securities had been in a loss position for less than 12 months. As of December 31, 2023, 108 available-for-sale debt securities had been in a loss position for more than 12 months, and three available-for-sale debt securities had been in a loss position for less than 12 months. As of December 31, 2024, the Company had the current intent and ability to retain its investments for a period of time that management believes to be sufficient to allow for any anticipated recovery of fair value. As of December 31, 2024 and 2023, the losses for all available-for-sale securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Accordingly, no allowance for credit losses was considered necessary related to available-for-sale securities as of December 31, 2024 or 2023. Accrued interest receivable is excluded from the estimate of credit losses for available-for-sale securities. As of December 31, 2024 and 2023, accrued interest receivable totaled $0.7 million and $0.6 million, respectively, with no related ACL and was reported in the accrued interest line on the accompanying consolidated balance sheet.

Held-to-Maturity Considerations

Effective January 1, 2023, the Company adopted the CECL accounting model to evaluate credit losses in the held-to-maturity investment portfolio. Each quarter, management evaluates the portfolio on a collective basis by major security type to determine whether an allowance for credit losses is needed. Qualitative factors are used in the Company’s credit loss assessments, including current and forecasted economic conditions, the characteristics of the debt issuer, and the historic ability of the issuer to make contractual principal and interest payments. Specifically, with regard to mortgage-backed securities or obligations of U.S. government sponsored agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are either backed by the full faith and credit of the U.S. government or the agency. With regard to obligations of states and political subdivisions, management considers issuer bond ratings, historical loss rates for given bond ratings, and whether the issuers continue to make timely principal and interest payments under contractual terms of the securities. Based on these evaluations, no allowance for credit losses was recorded by the Company for the held-to-maturity investment portfolio as of December 31, 2024 or 2023. Accrued interest receivable is excluded from the estimate of credit losses for held-to-maturity securities. As of December 31, 2024 and 2023, accrued interest receivable totaled $2.0 thousand and $3.0 thousand, respectively, with no related ACL and was reported in the accrued interest line on the accompanying consolidated balance sheet.

Pledged Securities

Investment securities with a carrying value of $72.1 million and $41.4 million as of December 31, 2024 and 2023, respectively, were pledged to secure public deposits and for other purposes.

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

As of December 31, 2024 and 2023, the composition of the loan portfolio by portfolio segment was as follows:

	December 31, 2024	December 31, 2023
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$65,537	$88,140
Secured by 1-4 family residential properties	69,999	76,200
Secured by multi-family residential properties	101,057	62,397
Secured by non-farm, non-residential properties	227,751	213,586
Commercial and industrial loans (1)	44,238	60,515
Consumer loans:
Direct	4,774	5,938
Branch retail	5,558	8,670
Indirect	304,125	306,345
Total loans	823,039	821,791
Allowance for credit losses on loans and leases	10,184	10,507
Net loans (2)	$812,855	$811,284

(1)
Includes equipment financing leases, totaling $14.2 million and $12.6 million as of December 31, 2024 and 2023, respectively.
(2)
Loans are presented net of unearned income and unamortized deferred fees and costs of $0.8 million as of both December 31, 2024 and 2023. In addition, loans are also presented net of unamortized premiums associated with Indirect loans of $10.6 million and $10.2 million as of December 31, 2024 and 2023, respectively.

Accrued interest receivable is not included in the amortized cost basis of the Company's loans held for investment ("LHFI"). As of December 31, 2024 and 2023, accrued interest receivable for LHFI totaled $2.8 million and $3.3 million, respectively, with no related ACL and was reported in the accrued interest line on the accompanying consolidated balance sheet.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 56.4% and 53.6% of the portfolio was concentrated in loans secured by real estate as of December 31, 2024 and 2023, respectively.

Loans with a carrying value of $92.6 million and $98.6 million were pledged as collateral to secure Federal Home Loan Bank ("FHLB") borrowings as of December 31, 2024 and 2023, respectively. In addition, loans with a carrying value of $285.2 million and $294.4 million were pledged to secure borrowings with the Federal Reserve Bank ("FRB") as of December 31, 2024 and 2023, respectively.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of December 31, 2024 and 2023 were $11.4 million and $1.4 million, respectively. The year over year increase resulted primarily from new board membership. During the year ended December 31, 2024, a line of credit agreement with a related party with an available balance of $0.1 million expired and was not renewed at the direction of the borrower. During the year ended December 31, 2024, there were new loans of $1.4 million to these parties, and repayments made of $1.4 million by active related parties. During the year ended December 31, 2023, there were no new loans to these parties, and no repayments made by active related parties.

Allowance for Credit Losses

Effective January 1, 2023, the Company adopted the CECL model to account for credit losses on financial instruments, including loans and leases held for investment, as well as off-balance sheet credit exposures including unfunded lending commitments. In accordance with the CECL accounting guidance, the Company recorded a cumulative-effect adjustment totaling $2.4 million, of which $1.8 million (net of tax) was recorded through retained earnings upon adoption of the model. This amount included estimates for credit losses associated with both loan and lease receivables, as well as unfunded lending commitments. Prospectively, following the date of adoption, all adjustments for credit losses are required to be recorded as a provision for credit losses in the Company’s consolidated statement of operations.

Allowance for Credit Losses on Loans and Leases

The Company records the allowance for credit losses on loans and leases as a contra-asset valuation account that is deducted from the amortized cost basis of loans and leases held for investment. Loans are charged off against the allowance when management believes that the uncollectibility of a loan balance is confirmed. Recoveries of previously charged off loans are also recorded to the allowance when collected. As of each quarter-end date, the Company evaluates the appropriateness of the allowance for credit losses on loans and leases and adjusts the allowance through the provision for credit losses.

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

As of each quarter-end date, the Company estimates expected credit losses on unfunded lending commitments over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded lending commitments is recorded in other liabilities, and adjustments to the allowance are recorded through the provision for credit losses.

Summary of Allowances for Credit Losses

The following tables present changes in the allowance for credit losses on loans and leases, as well as unfunded lending commitments, by portfolio segment, during the years ended December 31, 2024 and 2023:

	As of and for the Year Ended December 31, 2024
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses on loans and leases:
Beginning balance	$565	$591	$415	$1,425	$513	$64	$436	$6,498	$10,507
Charge-offs	—	(2)	—	(248)	(121)	(62)	(63)	(1,318)	(1,814)
Recoveries	20	56	—	—	2	300	148	150	676
Provision for (recovery of) credit losses	(233)	(239)	131	251	1,137	(253)	(451)	472	815
Allowance for credit losses on loans and leases	$352	$406	$546	$1,428	$1,531	$49	$70	$5,802	$10,184

Allowance for credit losses on unfunded lending commitments:
Beginning balance	$450	$1	$9	$2	$102	$5	$—	$—	$569
Provision for (recovery of) credit losses on unfunded lending commitments	(170)	—	34	14	(68)	(3)	—	—	(193)
Allowance for credit losses on unfunded lending commitments	$280	$1	$43	$16	$34	$2	$—	$—	$376

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of and for the Year Ended December 31, 2023
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Farm Non- Residential	Commercial and Industrial	Direct Consumer	Branch Retail	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses on loans and leases:
Beginning balance	$517	$832	$646	$1,970	$919	$866	$518	$3,154	$9,422
Impact of adopting CECL accounting guidance	(94)	(39)	(85)	(147)	(20)	47	628	1,833	2,123
Charge-offs	—	(97)	—	—	—	(571)	(445)	(932)	(2,045)
Recoveries	—	54	—	—	—	619	243	49	965
Provision for (recovery of) credit losses	142	(159)	(146)	(398)	(386)	(897)	(508)	2,394	42
Allowance for credit losses on loans and leases	$565	$591	$415	$1,425	$513	$64	$436	$6,498	$10,507

Allowance for credit losses on unfunded lending commitments:
Beginning balance	$—	$—	$—	$—	$—	$—	$—	$—	$—
Impact of adopting CECL accounting guidance	172	39	3	2	—	68	8	—	292
Provision for (recovery of) credit losses on unfunded lending commitments	278	(38)	6	—	102	(63)	(8)	—	277
Allowance for credit losses on unfunded lending commitments	$450	$1	$9	$2	$102	$5	$—	$—	$569

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
•
Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Company did not have any loans classified as Loss (Risk Grade 9) as of December 31, 2024 or 2023.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below illustrate the carrying amount of loans by credit quality indicator and year of origination as of December 31, 2024:

		December 31, 2024
		Loans at Amortized Cost Basis by Origination Year
		2024	2023	2022	2021	2020	Prior	Total
		(Dollars in Thousands)
Commercial:

Construction, land development and other land loans	Pass	$852	$4,626	$45,087	$11,931	$41	$450	$62,987
	Special Mention	—	—	—	61	—	—	61
	Substandard	—	2,489	—	—	—	—	2,489
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$852	$7,115	$45,087	$11,992	$41	$450	$65,537

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by multi-family residential properties	Pass	$7,941	$8,218	$42,077	$17,557	$5,592	$19,672	$101,057
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$7,941	$8,218	$42,077	$17,557	$5,592	$19,672	$101,057

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by non-farm, non-residential properties	Pass	$25,251	$24,906	$34,930	$36,793	$54,527	$49,681	$226,088
	Special Mention	—	—	316	—	334	—	650
	Substandard	—	—	—	483	147	383	1,013
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$25,251	$24,906	$35,246	$37,276	$55,008	$50,064	$227,751

	Current period gross charge-offs	$—	$—	$—	$—	$—	$248	$248

Commercial and industrial loans and leases	Pass	$13,458	$5,562	$3,499	$5,189	$2,888	$9,963	$40,559
	Special Mention	—	—	30	60	—	—	90
	Substandard	—	—	—	2	—	303	305
	Doubtful	—	3,284	—	—	—	—	3,284
	Loss	—	—	—	—	—	—	—
	Subtotal	$13,458	$8,846	$3,529	$5,251	$2,888	$10,266	$44,238

	Current period gross charge-offs	$—	$—	$54	$—	$43	$24	$121

Total commercial	Pass	$47,502	$43,312	$125,593	$71,470	$63,048	$79,766	$430,691
	Special Mention	—	—	346	121	334	—	801
	Substandard	—	2,489	—	485	147	686	3,807
	Doubtful	—	3,284	—	—	—	—	3,284
	Loss	—	—	—	—	—	—	—
		$47,502	$49,085	$125,939	$72,076	$63,529	$80,452	$438,583

	Current period gross charge-offs	$—	$—	$54	$—	$43	$272	$369

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		December 31, 2024
		Loans at Amortized Cost Basis by Origination Year
		2024	2023	2022	2021	2020	Prior	Total
		(Dollars in Thousands)
Consumer:

Secured by 1-4 family residential properties	Performing	$4,559	$3,525	$18,060	$14,746	$5,884	$21,612	$68,386
	Non-performing	—	—	—	—	—	1,613	1,613
	Subtotal	$4,559	$3,525	$18,060	$14,746	$5,884	$23,225	$69,999

	Current period gross charge-offs	$—	$—	$—	$—	$—	$2	$2

Direct	Performing	$2,397	$1,077	$430	$487	$283	$100	$4,774
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$2,397	$1,077	$430	$487	$283	$100	$4,774

	Current period gross charge-offs	$—	$—	$1	$42	$3	$16	$62

Branch retail	Performing	$—	$—	$—	$1,232	$1,818	$2,508	$5,558
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$—	$—	$—	$1,232	$1,818	$2,508	$5,558

	Current period gross charge-offs	$—	$—	$—	$10	$24	$29	$63

Indirect	Performing	$54,546	$72,461	$74,514	$54,672	$40,090	$7,842	$304,125
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$54,546	$72,461	$74,514	$54,672	$40,090	$7,842	$304,125

	Current period gross charge-offs	$21	$95	$278	$521	$305	$98	$1,318

Total consumer	Performing	$61,502	$77,063	$93,004	$71,137	$48,075	$32,062	$382,843
	Non-performing	—	—	—	—	—	1,613	1,613
		$61,502	$77,063	$93,004	$71,137	$48,075	$33,675	$384,456

	Current period gross charge-offs	$21	$95	$279	$573	$332	$145	$1,445

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides an aging analysis of past due loans by portfolio segment as of December 31, 2024:

	As of December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$65,537	$65,537	$—
Secured by 1-4 family residential properties	515	—	—	515	69,484	69,999	—
Secured by multi-family residential properties	—	—	—	—	101,057	101,057	—
Secured by non-farm, non-residential properties	—	—	—	—	227,751	227,751	—
Commercial and industrial loans	3,317	—	—	3,317	40,921	44,238	—
Consumer loans:
Direct	15	—	—	15	4,759	4,774	—
Branch retail	4	—	—	4	5,554	5,558
Indirect	485	47	—	532	303,593	304,125	—
Total	$4,336	$47	$—	$4,383	$818,656	$823,039	$—
As a percentage of total loans	0.52%	0.01%	0.00%	0.53%	99.47%	100.00%

The following table provides an aging analysis of past due loans by portfolio segment as of December 31, 2023:

	As of December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$88,140	$88,140	$—
Secured by 1-4 family residential properties	820	177	23	1,020	75,180	76,200	—
Secured by multi-family residential properties	—	—	—	—	62,397	62,397	—
Secured by non-farm, non-residential properties	—	—	1,302	1,302	212,284	213,586	—
Commercial and industrial loans	89	34	147	270	60,245	60,515	—
Consumer loans:
Direct	42	—	—	42	5,896	5,938	—
Branch retail	39	1	—	40	8,630	8,670
Indirect	316	33	54	403	305,942	306,345	—
Total	$1,306	$245	$1,526	$3,077	$818,714	$821,791	$—
As a percentage of total loans	0.15%	0.03%	0.19%	0.37%	99.63%	100.00%

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below present the amortized cost of loans on nonaccrual status and loans past due 90 days or more and still accruing interest as of December 31, 2024 and 2023.

Loans on Non-Accrual Status
December 31, 2024
(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	665	404	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial loans	3,284	—	—
Consumer loans:
Direct	—	—	—
Branch retail	—	—	—
Indirect	—	—	—
Total loans	$3,949	$404	$—

	Loans on Non-Accrual Status
	December 31, 2023
	(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	891	462	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,302	1,314	—
Commercial and industrial loans	152	77	—
Consumer loans:
Direct	—	—	—
Branch retail	—	—	—
Indirect	55	—	—
Total loans	$2,400	$1,853	$—

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present the amortized cost basis of collateral dependent loans as of December 31, 2024 and 2023, which loans are individually evaluated to determine credit losses:

	December 31, 2024
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$2,489	$2,489
Secured by 1-4 family residential properties	1,402	—	1,402
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	383	—	383
Commercial and industrial	—	3,327	3,327
Direct consumer	—	—	—
Total loans individually evaluated	$1,785	$5,816	$7,601

	December 31, 2023
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	485	—	485
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	2,333	—	2,333
Commercial and industrial	—	112	112
Direct consumer	—	—	—
Total loans individually evaluated	$2,818	$112	$2,930

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

During the years ended December 31, 2024 and 2023, the Company did not modify any loans to borrowers experiencing financial difficulty, and there were no payment defaults on loans that were modified in the previous twelve months.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.
OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity during the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(Dollars in Thousands)
Beginning balance	$602	$686
Additions(1)	1,027	—
Sales proceeds	—	(15)
Gross gains	—	1
Gross losses	—	(6)
Net gains	—	(5)
Impairment	(120)	(64)
Ending balance	$1,509	$602

(1)
Additions to other real estate owned (“OREO”) may include transfers from loans, transfers from closed branches, and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are the result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was zero as of both December 31, 2024 and 2023. In addition, the Company did not hold any consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of both December 31, 2024 and 2023.

Repossessed Assets

The Company also acquires assets through the repossession of the underlying collateral of loans in default. Total repossessed assets as of December 31, 2024 and 2023 were $0.2 million and $0.3 million, respectively. Repossessed assets are included in other assets in the Company’s consolidated balance sheets.

6.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the fair value of goodwill is lower than its carrying amount, goodwill must be written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill totaled $7.4 million as of both December 31, 2024 and 2023. Goodwill impairment was neither indicated nor recorded during the years ended December 31, 2024 and 2023.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. No write-downs of core deposit premiums were recorded by the Company during the years ended December 31, 2024 and 2023.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s goodwill and other intangible assets (carrying basis and accumulated amortization) as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
	(Dollars in Thousands)	(Dollars in Thousands)
Goodwill	$7,435	$7,435
Core deposit intangible assets:
Gross carrying amount	2,048	2,048
Accumulated amortization	(1,999)	(1,877)
Core deposit intangible, net	49	171
Total	$7,484	$7,606

The Company’s estimated remaining amortization expense on intangible assets as of December 31, 2024 was as follows:

Amortization Expense
(Dollars in Thousands)
2025	$49
Total	$49

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

7.
PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2024	2023
	(Dollars in Thousands)
Land	$5,390	$5,390
Premises	24,798	24,798
Furniture, fixtures and equipment	16,972	16,065
Construction in progress	891	159
Total cost of premises and equipment	48,051	46,412
Less accumulated depreciation	(23,248)	(22,014)
Total premises and equipment, net	$24,803	$24,398

Depreciation expense of $1.6 was recorded in both 2024 and 2023.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.
DEPOSITS

As of December 31, 2024, the scheduled maturities of the Company’s time deposits were as follows:

(Dollars in Thousands)
2025	$264,805
2026	32,714
2027	26,682
2028	8,689
2029 and after	2,195
Total	$335,085

Time deposits greater than $250 thousand totaled $62.5 million and $48.0 million as of December 31, 2024 and 2023, respectively. Included in deposits, the Company held brokered certificates of deposit totaling $72.4 million and $82.7 million as of December 31, 2024 and 2023, respectively. Deposits from related parties held by the Company totaled $12.0 million and $4.9 million as of December 31, 2024 and 2023, respectively.

9.
BORROWINGS

Short-Term Borrowings

Short-term borrowings may consist of federal funds purchased, securities sold under repurchase agreements, and short-term FHLB advances with original maturities of one year or less.

•
Federal funds purchased, which represent unsecured lines of credit that generally mature within one to 90 days, are available to the Bank through arrangements with correspondent banks and the FRB. As of both December 31, 2024 and 2023, there were no federal funds purchased outstanding.

•
Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. There were no securities sold under repurchase agreements as of December 31, 2024 and 2023.

•
Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of both December 31, 2024 and 2023, the Bank had $10.0 million in outstanding FHLB advances with original maturities of less than one year.

Long-Term Borrowings

FHLB Advances

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both December 31, 2024 and 2023, the Company did not have any long-term FHLB advances outstanding.

Subordinated Debt

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031 (the “Notes”). The Notes bear interest at a rate of 3.50% per annum for the first five years; then the interest rate will be reset quarterly to a benchmark interest rate per annum which, subject to certain conditions provided in the Notes, will be equal to the then current three-month term Secured Overnight

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financing Rate (“SOFR”) plus 275 basis points. The Company has used and expects to continue to use, the net proceeds for general corporate purposes, which may include the repurchase of the Company’s common stock, and to support organic growth plans, including the maintenance of capital ratios. Following receipt of the net proceeds of the Notes, the Company invested $5.0 million into capital surplus of the Bank. Net of unamortized debt issuance costs, the Notes were recorded as long-term borrowings totaling $10.9 million and $10.8 million, as of December 31, 2024 and 2023, respectively.

	2024	2023
	(Dollars in Thousands)
Balance at year-end	$10,872	$10,799
Average balance during the year	$10,836	$10,766
Maximum month-end balance during the year	$10,872	$10,799
Average rate paid during the year, including amortization of debt issuance costs	4.20%	4.20%
Weighted average remaining maturity (in years)	6.75	7.75

Available Credit

As an additional funding source, the Company has available unused lines of credit with correspondent banks, the FRB and the FHLB. Certain of these funding sources are subject to underlying collateral availability. As of December 31, 2024 and 2023, the Company’s available unused lines of credit consisted of the following:

Available Unused Lines of Credit	Collateral Requirements	December 31, 2024	December 31, 2023
Correspondent banks	None	$48.0 million	$48.0 million
FHLB advances (1)	Subject to collateral	$319.9 million	$279.4 million
FRB (2)	Subject to collateral	$165.1 million	$161.7 million

(1)
These amounts represent the total remaining credit the Company has from the FHLB, but this credit can only be utilized to the extent that underlying collateral exists. The total lendable collateral value of assets pledged (including loans and investment securities) associated with FHLB advances and letters of credit totaled $55.4 million and $61.7 million as of December 31, 2024 and 2023, respectively. The Company’s collateral exposure with the FHLB in the form of advances and letters of credit was $10.0 million and $40.0 million as of December 31, 2024 and 2023, respectively, leaving an excess of collateral of $45.4 million and $21.7 million available to utilize for additional credit as of the respective dates. The Company also has the ability to pledge additional assets to increase the availability of borrowings.
(2)
The Company has access to the FRB's discount window, which allows borrowing on pledged collateral that includes eligible investment securities and loans under 90-day terms. The amounts shown in the table represent the Company's unused borrowing capacity as of the applicable date based on collateral pledged to the FRB's discount window.

10.
INCOME TAXES

The consolidated provisions for income taxes for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
	(Dollars in Thousands)
Federal
Current	$1,458	$2,121
Deferred	538	70
Total federal	1,996	2,191
State
Current	543	532
Deferred	45	63
Total state	588	595
Total	$2,584	$2,786

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The consolidated tax expense differed from the amount computed by applying the Company’s federal statutory income tax rate of 21.0% in 2024 and 2023 as described in the following table:

	2024	2023
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$2,258	$2,368
Increase (decrease) resulting from:
Tax-exempt interest	(52)	(55)
Bank-owned life insurance	(74)	(64)
State income tax expense, net of federal income taxes	414	406
Apportionment and state rate changes	119	13
Other	(81)	118
Total	$2,584	$2,786

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are presented below:

	2024	2023
	(Dollars in Thousands)
Deferred tax assets:
Allowance for credit losses	$2,657	$2,719
Deferred compensation	749	817
Deferred commissions and fees	368	372
Unrealized loss on securities available-for-sale	1,676	2,332
Other	554	1,000
Total gross deferred tax assets	6,004	7,240
Deferred tax liabilities:
Premises and equipment	1,329	1,284
Core deposit intangible	12	42
Limited partnerships	112	96
Unrealized gain on cash flow hedges	227	188
Other	260	288
Total gross deferred tax liabilities	1,940	1,898
Net deferred tax asset, included in other assets	$4,064	$5,342

The Company did not have any federal or state net operating loss carryforwards as of December 31, 2024 or December 31, 2023. The Company files income tax returns with the federal government and several states. The majority of its income is attributable to the states of Alabama and Tennessee. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the states in which it filed for the years ended December 31, 2021 through 2024.

As of December 31, 2024, the Company had no unrecognized tax benefits related to federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2024. As of December 31, 2024, the Company had accrued no interest and no penalties related to uncertain tax positions.

11.
EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allows participants to defer a portion of their compensation on a pre-tax basis, subject to the statutory annual contribution limit. For 2024 and 2023, the Company made “safe harbor” contributions on behalf of participants in the form of a match that was equal to 100% of each participant’s elective deferrals, up to a maximum of 4% of the participant’s eligible compensation. The 401(k) Plan also allows the Company to make discretionary matching contributions on behalf of participants equal to 2% of each participant’s elective deferrals. No discretionary match was made in 2024 or 2023. The Company’s matching contributions to the 401(k) Plan totaled $0.4 million in both 2024 and 2023.

Participants can elect to invest up to 20% of incoming contributions (measured at the time of investment) in the 401(k) Plan in the form of Company stock. The 401(k) Plan held 119,915 and 170,910 shares of Company stock as of December 31, 2024 and

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2023, respectively. These shares are allocated to participants in the 401(k) Plan and, accordingly, are included in the earnings per share calculations.

12.
DEFERRED COMPENSATION PLANS

Supplemental Retirement Benefits

The Company has entered into separate supplemental retirement compensation benefits agreements with certain non-employee directors and former executive officers. These agreements are structured as nonqualified retirement plans for federal income tax purposes. The Company’s obligation under these agreements is accrued as deferred compensation in accordance with the terms of the individual contracts over the required service period to the date the employee is eligible to receive benefits. The Company’s deferred compensation obligation under these agreements totaled $2.7 million and $2.9 million as of December 31, 2024 and 2023, respectively.

Non-Employee Directors' Deferred Compensation Plan

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of December 31, 2024 and 2023, a total of 108,190 shares and 113,042 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

13.
STOCK AWARDS

In 2013, Bancshares’ shareholders authorized the Company to provide share-based compensation awards to eligible employees, directors and consultants of the Company and its affiliates pursuant to the 2013 Incentive Plan. Available award types included stock options, stock appreciation rights, restricted stock and restricted stock units, and performance share awards. The 2013 Incentive Plan, as amended in 2019, expired in March 2023. In April 2023, Bancshares’ shareholders approved the 2023 Incentive Plan, which authorizes the Compensation Committee of the Board of Directors to grant substantially the same types of share-based awards to eligible employees, directors and consultants. Collectively, the 2013 Incentive Plan and the 2023 Incentive Plan are herein referred to as the Company’s “Incentive Plan.” In accordance with the Incentive Plan, shares of common stock available for issuance pursuant to the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Since the origination of the Incentive Plan, through December 31, 2024, only stock options and restricted stock have been granted. Stock-based compensation expense related to stock awards totaled $0.6 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively.

Stock Options

Stock option awards have been granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms. The Company recognizes the cost of services received in exchange for stock option awards based on the grant date fair value of the award, with compensation expense recognized on a straight-line basis over the award’s vesting period. The fair value of outstanding awards was determined using the Black-Scholes option pricing model at the date of grant. The Company did not grant any stock option awards during the years ended December 31, 2024 and 2023.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the Company’s stock option activity for the periods presented.

	Year Ended
	December 31, 2024		December 31, 2023
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Options:
Outstanding, beginning of year	411,900	$9.77	419,650	$9.79
Granted	—	—	—	—
Exercised	136,050	8.19	500	8.00
Forfeited	7,600	8.09	7,250	10.82
Options outstanding, end of year	268,250	$10.62	411,900	$9.77
Options exercisable, end of year	268,250	$10.62	411,900	$9.77

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was $0.6 million and $0.5 million as of December 31, 2024 and 2023, respectively.

Restricted Stock

During the years ended December 31, 2024 and 2023, 55,300 shares and 57,300 shares, respectively, of restricted stock were granted. Awards granted to employees had a three-year vesting period, while awards granted to non-employee directors had a one-year vesting period. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

The following table summarizes the Company's restricted stock award activity for the periods presented.

	Year Ended
	December 31, 2024		December 31, 2023
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted stock awards:
Nonvested shares, beginning of year	86,443	$10.03	71,348	$10.51
Granted	55,300	10.41	57,300	9.85
Released from restriction	47,644	9.96	38,320	10.64
Forfeited	1,500	10.41	3,885	10.11
Nonvested shares, end of year	92,599	$10.29	86,443	$10.03

14.
SHAREHOLDERS’ EQUITY

As of December 31, 2024, shareholders’ equity totaled $98.6 million, or 9.0% of total assets, compared to $90.6 million, or 8.4% of total assets, as of December 31, 2023.

During the year ended December 31, 2024 the Company completed repurchases of 146,500 shares of its common stock at a weighted average price of $11.22 per share, or $1.6 million in aggregate. The repurchased shares were allocated to treasury stock under the Company’s previously announced share repurchase program, which was expanded in 2024 to authorize the purchase of 600,000 additional shares. Share repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate, subject to applicable regulatory

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

requirements. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended at any time at the Company’s discretion. As of December 31, 2024, 912,813 shares remained available for repurchase under the program.

During the year ended December 31, 2024, the Company declared dividends totaling $0.22 per common share, or approximately $1.3 million in aggregate amount, compared to $0.20 per common share, or approximately $1.2 million in aggregate amount, during the year ended December 31, 2023. Dividends are paid at the discretion of the Company’s Board of Directors, based on the Company’s operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are the Company’s primary source of funds for the payment of dividends to shareholders. In addition, federal and state regulatory agencies have the authority to prevent the Company from paying a dividend to shareholders.

Regulatory Capital

The Bank is subject to the revised capital requirements as described in the section captioned “Supervision and Regulation – Capital Adequacy” included in Part I, Item I of this report. Under these requirements, the Bank is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Bank and Bancshares, and could impact Bancshares’ ability to pay dividends. The Bank’s minimum risk-based capital requirements include the fully implemented capital conservation buffer of 2.50%. As of both December 31, 2024 and 2023, the Bank exceeded all applicable minimum capital standards. In addition, the Bank met applicable regulatory guidelines to be considered well-capitalized as of both December 31, 2024 and 2023. To be categorized in this manner, the Bank maintained common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the tables below. In addition, the Bank was not subject to any written agreement, order, capital directive or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific level for any capital measures.

The following tables provide the Bank’s actual regulatory capital amounts and ratios under regulatory capital standards in effect (Basel III) at December 31, 2024 and 2023:

	2024
	Actual Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	$103,027	11.31%	7.00%	6.50%
Tier 1 capital (to risk-weighted assets)	103,027	11.31%	8.50%	8.00%
Total capital (to risk-weighted assets)	113,587	12.47%	10.50%	10.00%
Tier 1 leverage (to average assets)	103,027	9.50%	4.00%	5.00%

	2023
	Actual Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	$98,220	10.88%	7.00%	6.50%
Tier 1 capital (to risk-weighted assets)	98,220	10.88%	8.50%	8.00%
Total capital (to risk-weighted assets)	109,296	12.11%	10.50%	10.00%
Tier 1 leverage (to average assets)	98,220	9.36%	4.00%	5.00%

No significant conditions or events have occurred since December 31, 2024 that management believes have affected the Bank’s classification as “well-capitalized.” Because of the size of the Company’s balance sheet, there is currently no requirement for separate reporting of capital amounts and ratios for Bancshares. Accordingly, such amounts and ratios are not included.

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

15.
LEASES

The Company is involved in a number of operating leases, primarily for branch locations. Branch leases have remaining lease terms ranging from two years to nine years, some of which include options to extend the leases for up to five years, and some of which include an option to terminate the lease within one year. The Bank also leases certain office facilities to third parties and classifies these leases as operating leases.

The following table provides a summary of the components of lease income and expense, as well as the reporting location in the consolidated statements of operations for the years ended December 31, 2024 and 2023:

		Year Ended
	Location	December 31, 2024	December 31, 2023
		(Dollars in Thousands)
Operating lease income (1)	Lease income	$1,033	$949
Operating lease expense (2)	Net occupancy and equipment	$565	$460

(1)
Operating lease income includes rental income from owned properties.
(2)
Includes short-term lease costs. For the years ended December 31, 2024 and 2023, short-term lease costs were nominal in amount.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides supplemental lease information for operating leases on the consolidated balance sheets as of December 31, 2024 and 2023:

	Location	December 31, 2024	December 31, 2023
		(Dollars in Thousands)	(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$1,921	$2,019
Operating lease liabilities	Other liabilities	$1,972	$2,055
Weighted-average remaining lease term (in years)		5.14	6.37
Weighted-average discount rate		4.08%	4.10%

The following table provides supplemental lease information for the consolidated statements of cash flows for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31, 2024	December 31, 2023
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$395	$455

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of December 31, 2024:

Minimum Rental Payments
(Dollars in Thousands)
2025	$412
2026	419
2027	308
2028	269
2029	183
2030 and thereafter	746
Total future minimum lease payments	$2,337
Less: Imputed interest	365
Total	$1,972

16.
DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposures to business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amounts, sources, and duration of assets and liabilities. The Company uses interest rate derivative instruments to minimize unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company’s interest rate risk management strategy generally involves modifying the repricing characteristics of certain assets and liabilities to mitigate negative impacts on net interest margin and/or cash flow. Interest rate derivative instruments utilized by the Company generally include interest rate swap contracts or option contracts, such as caps and floors. The Company’s existing credit derivatives are associated with loan participation arrangements, and are not used by the Company to manage interest rate risk in the Company’s assets or liabilities. The fair values of derivative instruments are carried in the Company’s consolidated balance sheets as assets and/or liabilities. The Company does not use derivatives for speculative purposes and generally enters into transactions that have a qualifying hedge relationship. When hedge accounting is used, derivatives are classified as either cash flow hedges or fair value hedges. The Company may also enter into derivative contracts that are not designated as hedges in order to mitigate economic risks or risks associated with volatility in connection with customer derivative transactions.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash Flow Hedges

In August 2024, the Company entered into two forward starting interest rate swap contracts with the objective of protecting the Company against variability in expected future cash flows attributed to changes in the SOFR interest rate on the designated notional of interest-bearing liabilities. Each of the contracts has a $20 million notional amount, or $40 million in aggregate. The interest rate swaps were designated as derivative instruments in cash flow hedges. In accordance with the related contracts, the Company pays a fixed interest rate and receives a variable interest rate based on the SOFR, on the notional amounts, with quarterly net settlements. The interest rate swap contracts are scheduled to terminate on September 6, 2027 and March 15, 2028. As of December 31, 2024, the hedge relationships for both swaps were designated effective, and accordingly, changes in the fair value of the contracts were included as an adjustment to accumulated other comprehensive income.

Fair Value Hedges

In June 2023, the Company entered into three forward interest rate swap contracts on a pool of fixed rate indirect consumer loans. Each of the three contracts has a $10.0 million notional amount, or $30.0 million in aggregate. The interest rate swaps were designated as derivative instruments in fair value hedges with the objective of effectively converting a pool of fixed rate indirect consumer loans to a variable rate throughout the hedge durations in accordance with the portfolio layer method. In accordance with the related contracts, for each swap, the Company pays a fixed interest rate and receives a variable interest rate based on the SOFR, on the notional amounts, with monthly net settlements. The three swap contracts are scheduled to terminate at different maturity dates, including December 1, 2025, December 1, 2026, and June 1, 2027. As of both December 31, 2024 and December 31, 2023, the hedge relationships for all three swaps were designated effective, and accordingly, changes in the fair value of the contracts were included as adjustment to the underlying fixed rate consumer loans.

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

Credit Derivatives

During 2024, the Company entered into three credit risk participation agreements with lead participant banks with which the Company shares participation loans. The Company is the guarantor under these agreements to provide reimbursement of losses resulting from a third-party default on the underlying swap. For participating in the agreements, the Company received one-time fees which were included in other liabilities. The derivatives are not eligible for hedge accounting treatment. Accordingly, valuation changes are recorded directly to non-interest income or expense.

Previously Terminated Hedges

In February 2023, the Company voluntarily terminated four interest rate swap contracts, each with notional amounts of $10.0 million, or an aggregate amount of $40.0 million. Two of the swaps were previously designated as cash flow hedges, while two were previously designated as fair value hedges. The termination of the cash flow hedges resulted in a net unrealized gain totaling $1.1 million. The unrealized gain was initially recorded in accumulated other comprehensive income, net of tax, and is being reclassified to reduce interest expense over the original terms of the swap contracts. Remaining unrealized gains associated with these terminated cash flow hedges totaled $0.3 million and $0.7 million as of December 31, 2024 and 2023, respectively. The termination of the fair value hedges resulted in an unrealized gain totaling $1.0 million which is being reclassified to increase interest income over the original terms of the swap contracts. Remaining unrealized gains associated with the fair value hedges totaled zero and $0.4 million as of December 31, 2024 and 2023, respectively.

In May 2022, the Company voluntarily terminated one interest rate swap contract with a notional amount of $10.0 million. The swap was previously designated as a cash flow hedge. The termination resulted in a net unrealized gain of $0.3 million. The unrealized gain was initially recorded in accumulated other comprehensive income, net of tax, and was reclassified to reduce interest expense over the original term of the swap contract. Remaining unrealized gains associated with this terminated cash flow hedge totaled zero and $84 thousand as of December 31, 2024 and 2023, respectively.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presentation

The following table reflects the notional amount and fair value of derivative instruments included on the Company’s consolidated balance sheets on a net basis as of December 31, 2024 and 2023.

	As of December 31, 2024		As of December 31, 2023
		Estimated		Estimated
		Fair Value		Fair Value
	Notional Amount	Gain (Loss) (1)	Notional Amount	Gain (Loss) (1)
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to fixed rate indirect consumer loans	$30,000	$69	$30,000	$(119)
Total fair value hedges		69		(119)
Cash flow hedges:
Interest rate swaps related to interest-bearing liabilities	$40,000	$609	$—	$—
Total cash flow hedges		609		—
Total derivatives designated as hedging instruments, net		678		(119)
Derivatives not designated as hedging instruments:
Interest rate floors	$50,000	18	$—	—
Credit risk participation agreements	$15,198	(54)	$—	—
Total derivatives not designated as hedging instruments, net		$(36)		$—

(1) Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities in the consolidated balance sheets.

The following table presents the net effects of derivative hedging instruments on the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023. The effects, which include the reclassification of unrealized gains on terminated swap contracts, are presented as either an increase or decrease to income before income taxes in the relevant caption of the Company’s consolidated statements of operations.

	Location in the	Year Ended December 31,
	Consolidated Statements	2024	2023
	of Operations	(Dollars in Thousands)
Interest income	Interest and fees on loans	$788	$869
Interest expense	Interest on deposits	438	496
Interest expense	Interest on short-term borrowings	84	144
Non-interest income	Other non-interest income	144	-
Non-interest expense	Other non-interest expense	81	-
	Net increase to income before income taxes	$1,535	$1,509

17.
OTHER OPERATING INCOME AND EXPENSE

Other operating income for the years ended December 31, 2024 and 2023 consisted of the following:

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
	2024	2023
	(Dollars in Thousands)
Bank-owned life insurance	$538	$471
ATM fee income	381	415
Gain on sales of premises and equipment and other assets	—	17
Other income	399	332
Total	$1,318	$1,235

Other operating expense for the years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
	2024	2023
	(Dollars in Thousands)
Postage, stationery and supplies	$560	$620
Telephone/data communication	779	722
Collection and recoveries	169	292
Directors fees	380	471
Software amortization	356	412
Other real estate/foreclosure expense, net	230	68
Other expense	2,280	2,557
Total	$4,754	$5,142

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

	December 31,
	2024	2023
	(Dollars in Thousands)
Standby letters of credit	$—	$—
Standby performance letters of credit	896	669
Commitments to extend credit	120,703	141,121

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of December 31, 2024 and 2023, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At each quarter end date, the Company calculates an allowance for unfunded lending commitments, including those described in the table above. The Company's allowance for unfunded lending commitments totaled $0.4 million and $0.6 million as of December 31, 2024 and December 31, 2023, respectively. Additional discussion related to the calculation of the allowance for unfunded lending commitments is included in Note 4, "Loans and Leases".

Self-Insurance

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates a liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies' incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both December 31, 2024 and 2023. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

they occurred at the beginning of a reporting period. There were no such transfers during the years ended December 31, 2024 or 2023.

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

Derivative Agreements

Derivative agreements include those used by the Company to mitigate risk associated with changes in interest rates, as well as credit derivatives associated with risk participation agreements in certain loans. The fair value of these agreements is based on information obtained from third-party financial institutions. This information is periodically evaluated by the Company and, as necessary, corroborated against other third-party valuations. The Company classifies these derivative assets within Level 2 of the valuation hierarchy.

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023.

	Fair Value Measurements as of December 31, 2024 Using
	Totals At December 31, 2024	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$85,282	$—	$85,282	$—
Commercial	11,920	—	11,920	—
Obligations of U.S. government-sponsored agencies	10,834	—	10,834	—
Obligations of states and political subdivisions	1,549	—	1,549	—
Corporate notes	15,944		15,944	—
U.S. Treasury securities	42,359	42,359	—	—
Derivative contracts:
Other assets - interest rate swaps	678	—	678	—
Other assets - interest rate floors	18	—	18	—
Other liabilities - credit risk participation agreements	54	—	54	—

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Fair Value Measurements as of December 31, 2023 Using
	Totals At December 31, 2023	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$44,728	$—	$44,728	$—
Commercial	9,040	—	9,040	—
Obligations of U.S. government-sponsored agencies	11,280	—	11,280	—
Obligations of states and political subdivisions	1,558	—	1,558	—
Corporate notes	14,957		14,957	—
U.S. Treasury securities	54,002	54,002	—	—
Derivative contracts:
Other liabilities - interest rate swaps	119	—	119	—

Fair Value Measurements on a Non-recurring Basis

Collateral dependent Loans

Loans are considered collateral dependent when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest payments due under the contractual terms of the loan agreement. These loans are evaluated separately in accordance with the Company’s policies for calculating the allowance for credit losses on loans and leases. The fair value of collateral dependent loans with specific allocations of the allowance for credit losses on loans and leases is typically based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Appraised values are discounted by management for estimated costs to sell and may be discounted further based on management’s knowledge of the collateral, changes in market conditions since the most recent appraisal and/or management’s knowledge of the borrower and the borrower’s business. Such adjustments are usually significant and typically result in Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge of the borrower’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis and adjusted accordingly.

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

As of both December 31, 2024 and 2023, included within OREO were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Bank that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the balances of collateral dependent loans, OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of December 31, 2024 and 2023:

	Fair Value Measurements as of December 31, 2024 Using
	Totals At December 31, 2024	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Collateral dependent loans	$2,026	$—	$—	$2,026
OREO and other assets held-for-sale	1,509	—	—	1,509

	Fair Value Measurements as of December 31, 2023 Using
	Totals At December 31, 2023	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Collateral dependent loans	$51	$—	$—	$51
OREO and other assets held-for-sale	602	—	—	602

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following tables present information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2024 and 2023. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of December 31, 2024 and 2023 are both included. Following the tables is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value December 31, 2024	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Collateral dependent loans	$2,026	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	9.5%

OREO and other assets held-for-sale	$1,509	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	9.5%

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Level 3 Significant Unobservable Input Assumptions
	Fair Value December 31, 2023	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Collateral dependent loans	$51	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	9.5%

OREO and other assets held-for-sale	$602	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	9.5%

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

Other Assets Held-for-Sale

Assets designated as held-for-sale that are under a binding contract are valued based on the contract price. If no sales contract is pending for a specific property, management establishes a comparability adjustment to the appraised value based on historical activity, considering proceeds for properties sold versus the corresponding appraised value. Increases or decreases in realization for properties sold impact the comparability adjustment for similar assets remaining on the balance sheet. There were no other assets held for sale as of December 31, 2024 and 2023.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents: The carrying amount of cash and cash equivalents approximates fair value.

Federal funds sold and securities purchased under reverse repurchase agreements: Federal funds sold and securities purchased under reverse repurchase agreements all contain maturities of 30 days or less, and therefore, their carrying amount approximates fair value.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2024 and 2023 were as follows:

	December 31, 2024
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$47,216	$47,216	$47,216	$—	$—
Investment securities available-for-sale	167,888	167,888	42,359	125,529	—
Investment securities held-to-maturity	682	642	—	642	—
Federal funds sold and securities purchased under reverse repurchase agreements	5,727	5,727	—	5,727	—
Federal Home Loan Bank stock	1,256	1,256	—	—	1,256
Loans, net of allowance for credit losses	812,855	759,870	—	—	759,870
Other assets - interest rate swaps	678	678	—	678	—
Other assets - interest rate floors	18	18	—	18	—
Liabilities:
Deposits	972,557	893,814	—	893,814	—
Short-term borrowings	10,000	10,000	—	10,000	—
Long-term borrowings	10,872	9,590		9,590
Other liabilities - credit risk participation agreements	54	54	—	54	—

	December 31, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$50,279	$50,279	$50,279	$—	$—
Investment securities available-for-sale	135,565	135,565	54,002	81,563	—
Investment securities held-to-maturity	1,104	1,041	—	1,041	—
Federal funds sold	9,475	9,475	—	9,475	—
Federal Home Loan Bank stock	1,201	1,201	—	—	1,201
Loans, net of allowance for loan losses	811,284	773,800	—	—	773,800
Liabilities:
Deposits	950,191	882,746	—	882,746	—
Short-term borrowings	10,000	10,000	—	10,000	—
Long-term borrowings	10,799	9,814		9,814

20.
SEGMENT REPORTING

Bancshares is a bank holding company. Bancshares operates one banking subsidiary, the Bank. The Bank reporting unit is the only reportable segment of the Company. The Bank conducts a general commercial banking business and offers banking services such as demand, savings, individual retirement account and time deposits, personal and commercial loans, safe deposit box services and remote deposit capture. The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals. The Bank also performs indirect lending through third-party retailers and currently conducts this lending in 17 states. Other than this indirect lending program, the Bank derives its revenue primarily in the southeast United States. The Bank does not have any customers that produce revenues of 10% or more.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company's chief operating decision makers (the "CODM") consist of a group of senior executive officers of Bancshares and the Bank that includes the chief executive officer, the chief financial officer, the chief information and consumer banking officer, the chief risk officer, the chief commercial lending officer, and the chief consumer lending officer.

The CODM uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the Bank segment or into other parts of the entity, such as for acquisitions or to pay dividends. Net income is used to monitor budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

The accounting policies of the Bank segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the Bank segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

The table below provides information related to the Company's Bank operating segment for the years ended December 31, 2024 and 2023:

	Bank Segment
	Year Ended December 31,
	2024	2023
	(Dollars in Thousands)
Income:
Interest income	$58,260	$52,806
Non-interest income	3,583	3,381
Total income	61,843	56,187
Less:
Interest expense	22,111	15,456
Provision for credit losses	622	319
Salaries and employee benefits	15,460	16,076
Net occupancy and equipment	3,761	3,479
Computer services	1,687	1,756
Insurance expense and assessments	1,510	1,583
Fees for professional services	1,184	1,105
Postage, stationery and supplies	560	620
Telephone/data communication	779	722
Collection and recoveries	169	292
Directors fees	380	471
Software amortization	356	412
Other real estate/foreclosure expense, net	230	68
Other expense (1)	2,280	2,557
Provision for income taxes	2,584	2,786
Consolidated net income	$8,170	$8,485

(1) Other expense includes advertising, travel and business development, and life insurance expense.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21.
FIRST US BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Balance Sheets

	Year Ended December 31,
	2024	2023
	(Dollars in Thousands)
Assets:
Cash on deposit	$2,716	$1,856
Investment in subsidiaries	106,167	99,395
Other assets	718	343
Total assets	$109,601	$101,594
Liabilities:
Other liabilities	$105	$201
Long-term borrowings	10,872	10,799
Shareholders’ equity	98,624	90,594
Total liabilities and shareholders’ equity	$109,601	$101,594

Statements of Operations

	Year Ended December 31,
	2024	2023
	(Dollars in Thousands)
Income:
Dividend income, First US Bank	$5,541	$3,460
Total income	5,541	3,460
Expense	1,450	1,362
Gain before equity in undistributed income of subsidiaries	4,091	2,098
Equity in undistributed income of subsidiaries	4,079	6,387
Net income	$8,170	$8,485

Statements of Cash Flows

	Year Ended December 31,
	2024	2023
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$8,170	$8,485
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of undistributed income of subsidiaries	(4,079)	(6,387)
Change in other assets and liabilities	(388)	(475)
Net cash provided by operating activities	3,703	1,623
Cash flows from financing activities:
Net share-based compensation transactions	64	(25)
Dividends paid	(1,264)	(1,175)
Treasury stock repurchases	(1,643)	(1,422)
Net cash used in financing activities	(2,843)	(2,622)
Net increase (decrease) in cash	860	(999)
Cash at beginning of year	1,856	2,855
Cash at end of year	$2,716	$1,856

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.
QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,
	2024				2023
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest income	$14,420	$15,017	$14,546	$14,277	$13,945	$13,902	$12,999	$11,960
Interest expense	5,672	5,832	5,370	5,237	4,835	4,419	3,676	2,526
Net interest income	8,748	9,185	9,176	9,040	9,110	9,483	9,323	9,434
Provision for credit losses	470	152	—	—	(434)	184	300	269
Net interest income after provision for credit losses	8,278	9,033	9,176	9,040	9,544	9,299	9,023	9,165
Non-interest:
Income	982	901	835	865	916	837	799	829
Expense	6,947	6,990	7,272	7,147	7,401	7,319	7,151	7,270
Income before income taxes	2,313	2,944	2,739	2,758	3,059	2,817	2,671	2,724
Provision for income taxes	599	722	612	651	782	704	648	652
Net income after taxes	$1,714	$2,222	$2,127	$2,107	$2,277	$2,113	$2,023	$2,072

Earnings per common share:
Basic earnings	$0.30	$0.38	$0.36	$0.36	$0.38	$0.35	$0.34	$0.35
Diluted earnings	$0.29	$0.36	$0.34	$0.34	$0.36	$0.33	$0.31	$0.33
Dividends per share	$0.07	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2024, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of December 31, 2024, that Bancshares’ disclosure controls and procedures are effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified.

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 beginning on page 54 and is incorporated herein by reference.

Item 9B. Other Information.

a)
None.
b)
Rule 10b5-1 Trading Arrangements

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the three months ended December 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Insider Trading Policy

The Company has a Policy on Insider Trading (the “Policy) governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company believes that this Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Policy is filed as Exhibit 19.1 to this Form 10-K.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes, as of December 31, 2024, the securities that were authorized for issuance under the First US Bancshares, Inc. 2023 Incentive Plan (the “2023 Incentive Plan”) and Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”).

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (2)
	(a)	(b)		(c)
Equity compensation plans approved by shareholders	376,440	$9.80	(3)	519,686
Equity compensation plans not approved by shareholders	—	—		—
Total	376,440	$9.80	(3)	519,686

(1)
Includes 268,250 shares subject to outstanding stock options originally awarded under the 2013 Incentive Plan and 108,190 shares to be issued under the Deferral Plan. Does not include 92,599 unvested time-based restricted stock awards outstanding under the 2013 Plan and the 2023 Plan as of December 31, 2024.
(2)
Includes 497,400 shares available for issuance pursuant to future awards under the 2023 Incentive Plan, plus the number of eligible shares underlying awards granted under the 2013 Incentive Plan that were forfeited during the year ended December 31, 2024. Does not include shares reserved for future issuance under the Deferral Plan.
(3)
Does not include amounts deferred pursuant to the Deferral Plan, as there is no exercise price associated with these deferred amounts.

The other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

•
Management’s Annual Report on Internal Control over Financial Reporting;
•
Report of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC (PCAOB ID 213);
•
Consolidated Balance Sheets – December 31, 2024 and 2023;
•
Consolidated Statements of Operations – Years Ended December 31, 2024 and 2023;
•
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2024 and 2023;
•
Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2024 and 2023;
•
Consolidated Statements of Cash Flows – Years Ended December 31, 2024 and 2023; and
•
Notes to Consolidated Financial Statements – Years Ended December 31, 2024 and 2023.
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

3.1A

Certificate of Amendment to the Certificate of Incorporation of United Security Bancshares, Inc., effective as of October 11, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016)

3.2

Amended and Restated Bylaws of First US Bancshares, Inc., effective as of January 29, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-14549), filed on January 30, 2025)

4.1

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 18, 2020)

10.1

Amended and Restated Executive Employment Agreement, dated December 19, 2013 (effective as of January 1, 2014), by and among United Security Bancshares, Inc., First United Security Bank and James F. House (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on December 19, 2013)*

10.2

Amended and Restated Change in Control Agreement dated March 1, 2022, by and among First US Bancshares, Inc., First US Bank and Thomas S. Elley (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on March 4, 2022)*

10.3

Second Amended and Restated Change in Control Agreement dated March 1, 2022, by and among First US Bancshares, Inc., First US Bank, and William C. Mitchell (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-14549), filed on March 4, 2022)*

10.4

Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., First United Security Bank and Beverly J. Dozier (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 11, 2016)*

10.5

Amended and Restated Change in Control Agreement dated March 3, 2023, by and among First US Bancshares, Inc., First US Bank and Eric H. Mabowitz (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 10, 2023)*

10.6

Form of Director Indemnification Agreement between United Security Bancshares, Inc. and its directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on October 30, 2009)*

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

10.23	2024 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on February 12, 2024)*

10.24	2025 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), file on February 12, 2025)*

19.1	First US Bancshares, Inc. Insider Trading Policy

21	Subsidiaries of First US Bancshares, Inc.

23	Consent of Carr, Riggs & Ingram, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 14, 2024)

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2025.

FIRST US BANCSHARES, INC.

By:	/s/ James F. House
James F. House
Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James F. House	Chairman of the Board, President, Chief Executive Officer, and Director	March 14, 2025
James F. House	(Principal Executive Officer)

/s/ Thomas S. Elley	Senior Executive Vice President, Treasurer, Assistant Secretary, Chief Financial Officer, and Principal Accounting Officer	March 14, 2025
Thomas S. Elley	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Stephen Briggs	Director	March 14, 2025
Robert Stephen Briggs

/s/ Robert C. Field	Director	March 14, 2025
Robert C. Field

/s/ David P. Hale	Director	March 14, 2025
David P. Hale

/s/ Marlene M. McCain	Director	March 14, 2025
Marlene M. McCain

/s/ J. Lee McPhearson	Director	March 14, 2025
J. Lee McPhearson

/s/ Jack W. Meigs	Director	March 14, 2025
Jack W. Meigs

/s/ Aubrey S. Miller	Director	March 14, 2025
Aubrey S. Miller

/s/ Staci M. Pierce	Director	March 14, 2025
Staci M. Pierce

/s/ Tracy E. Thompson	Director	March 14, 2025
Tracy E. Thompson

/s/ Bruce N. Wilson	Director	March 14, 2025
Bruce N. Wilson