Form 10-Q
period 2025-03-31
FIRST US BANCSHARES, INC.
filed 2025-05-08
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2025
Common Stock, $0.01 par value	5,738,352 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARY

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations, performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties. Certain factors that could affect the accuracy of such forward-looking statements and cause actual results to differ materially from those projected in such forward-looking statements are identified in the Company’s filings with the Securities and Exchange Commission (the “SEC”), and forward-looking statements contained herein or in other public statements of the Company or its senior management should be considered in light of those factors. Such factors may include adverse developments in the financial services industry; the effects of any government shutdown; loan losses may be greater than anticipated; our ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations; the increased lending risks associated with commercial real estate lending; potential weakness in the residential real estate market; liquidity risks; the impact of national and local market conditions on the Company’s business and operations; the effects of significant changes to the structure and operations of the federal government; strong competition in the banking industry; the impact of changes in interest rates and monetary policy on the Company’s performance and financial condition; the effects of fiscal challenges facing the U.S. government or any potential government shutdown; the impact of technological changes in the banking and financial service industries and potential information system failures; cybersecurity and data privacy threats; the risks and challenges presented by the development and use of artificial intelligence (“AI”); the costs of complying with extensive governmental regulation; the risk that internal controls and procedures might fail or be circumvented; the impact of changing accounting standards and tax laws on the Company’s financial results; the potential impact of climate change and related legislative and regulatory initiatives; the possibility that acquisitions may not produce anticipated results and result in unforeseen integration difficulties; the volatility of our stock price and our dependence on the soundness of other financial institutions; and other risk factors described from time to time in the Company’s public filings, including, but not limited to, the Company’s most recent Annual Report on Form 10-K. Relative to the Company’s dividend policy, the payment of cash dividends is subject to the discretion of the Board of Directors and will be determined in light of then-current conditions, including the Company’s earnings, leverage, operations, financial conditions, capital requirements and other factors deemed relevant by the Board of Directors. In the future, the Board of Directors may change the Company’s dividend policy, including the frequency or amount of any dividend, in light of then-existing conditions.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Cash and due from banks	$10,547	$10,633
Interest-bearing deposits in banks	45,494	36,583
Total cash and cash equivalents	56,041	47,216
Federal funds sold and securities purchased under reverse repurchase agreements	5,451	5,727
Investment securities available-for-sale, at fair value (amortized cost $165,341 and $174,597; net of allowance for credit losses of $- and $-)	161,314	167,888
Investment securities held-to-maturity, at amortized cost, net of allowance for credit losses of $- and $-, (fair value 2025 - $602, 2024 - $642)	632	682
Federal Home Loan Bank stock, at cost	1,978	1,256
Loans and leases held for investment	848,335	823,039
Less: allowance for credit losses on loans and leases	10,405	10,184
Net loans and leases held for investment	837,930	812,855
Premises and equipment, net of accumulated depreciation	24,558	24,803
Cash surrender value of bank-owned life insurance	17,145	17,056
Accrued interest receivable	3,763	3,588
Goodwill and core deposit intangible, net	7,465	7,484
Other real estate owned	1,328	1,509
Other assets	9,362	11,022
Total assets	$1,126,967	$1,101,086
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$153,747	$155,945
Interest-bearing	808,205	816,612
Total deposits	961,952	972,557
Accrued interest expense	1,698	1,751
Other liabilities	6,196	7,282
Short-term borrowings	45,000	10,000
Long-term borrowings	10,890	10,872
Total liabilities	1,025,736	1,002,462
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,899,625 and 7,840,348 shares issued, respectively; 5,739,286 and 5,696,171 shares outstanding, respectively	79	78
Additional paid-in capital	15,308	15,540
Accumulated other comprehensive loss, net of tax	(2,674)	(4,344)
Retained earnings	118,236	116,865
Less treasury stock: 2,160,339 and 2,144,177 shares at cost, respectively	(29,718)	(29,515)
Total shareholders’ equity	101,231	98,624
Total liabilities and shareholders’ equity	$1,126,967	$1,101,086

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)
Interest income:
Interest and fees on loans	$12,241	$12,853
Interest on investment securities	1,412	865
Interest on deposits in banks	288	452
Other	77	107
Total interest income	14,018	14,277
Interest expense:
Interest on deposits	4,869	5,099
Interest on borrowings	252	138
Total interest expense	5,121	5,237
Net interest income	8,897	9,040
Provision for credit losses	528	—
Net interest income after provision for credit losses	8,369	9,040
Non-interest income:
Service and other charges on deposit accounts	288	299
Lease income	284	257
Other income, net	303	309
Total non-interest income	875	865
Non-interest expense:
Salaries and employee benefits	3,736	4,088
Net occupancy and equipment	875	894
Computer services	412	443
Insurance expense and assessments	384	391
Fees for professional services	215	341
Other expense	1,296	990
Total non-interest expense	6,918	7,147
Income before income taxes	2,326	2,758
Provision for income taxes	554	651
Net income	$1,772	$2,107
Basic net income per share	$0.30	$0.36
Diluted net income per share	$0.29	$0.34
Dividends per share	$0.07	$0.05

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)
Net income	$1,772	$2,107
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale arising during period, net of tax expense (benefit) of $671 and ($24), respectively	2,011	(73)
Unrealized holding losses arising during the period on effective cash flow hedge derivatives, net of tax benefit of $103 and $0, respectively	(305)	—
Reclassification adjustments on cash flow hedge derivatives realized in net income, net of tax benefit of $12 and $39, respectively	(36)	(117)
Other comprehensive income (loss)	1,670	(190)
Total comprehensive income	$3,442	$1,917

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the three months ended March 31, 2025 and 2024 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, December 31, 2023	5,735,075	$75	$14,972	$(6,431)	$109,959	$(27,982)	$90,593
Net income	—	—	—	—	2,107	—	2,107
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(73)	—	—	(73)
Net change in fair value of derivative instruments, net of tax	—	—	—	(117)	—	—	(117)
Dividends declared: $0.05 per share	—	—	—	—	(289)	—	(289)
Impact of stock-based compensation plans, net	52,366	—	150	—	—	(45)	105
Balance, March 31, 2024	5,787,441	$75	$15,122	$(6,621)	$111,777	$(28,027)	$92,326

Balance, December 31, 2024	5,696,171	$78	$15,540	$(4,344)	$116,865	$(29,515)	$98,624
Net income	—	—	—	—	1,772	—	1,772
Net change in fair value of securities available-for-sale, net of tax	—	—	—	2,011	—	—	2,011
Net change in fair value of derivative instruments, net of tax	—	—	—	(341)	—	—	(341)
Dividends declared: $0.07 per share	—	—	—	—	(401)	—	(401)
Reissuance of treasury stock as compensation	31,550	—	(434)	—	—	434	—
Impact of stock-based compensation plans, net	51,565	1	202	—	—	(102)	101
Impact of common stock share repurchases	(40,000)	—	—	—	—	(535)	(535)
Balance, March 31, 2025	5,739,286	$79	$15,308	$(2,674)	$118,236	$(29,718)	$101,231

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net income	$1,772	$2,107
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	419	391
Provision for credit losses	528	—
Deferred income tax expense	548	395
Reclassification of unrealized gains on terminated derivative contracts	(48)	(313)
Stock-based compensation expense	172	157
Net accretion of securities	(154)	(36)
Amortization of intangible assets	19	37
Net (gain) loss on premises and equipment and other real estate	(5)	374
Changes in assets and liabilities:
Increase in cash surrender value of bank owned life insurance	(89)	(86)
Increase in accrued interest receivable	(175)	(172)
(Increase) decrease in other assets	(73)	61
Decrease in accrued interest expense	(53)	(316)
Decrease in other liabilities	(1,106)	(1,774)
Net cash provided by operating activities	1,755	825
Cash flows from investing activities:
Net decrease in federal funds sold and securities purchased under reverse repurchase agreements	276	3,943
Purchases of investment securities, available-for-sale	—	(5,791)
Proceeds from maturities and prepayments of investment securities, available-for-sale	9,410	15,915
Proceeds from maturities and prepayments of investment securities, held-to-maturity	50	121
Net increase in Federal Home Loan Bank stock	(722)	(293)
Net increase in loans and leases held for investment	(25,690)	(1,820)
Proceeds from the sale of premises and equipment, other real estate and repossessions	428	294
Purchases of premises and equipment	(70)	(967)
Net cash (used in) provided by investing activities	(16,318)	11,402
Cash flows from financing activities:
Net decrease in deposits	(10,605)	(6,923)
Net increase in short-term borrowings	35,000	5,000
Net share-based compensation transactions	(71)	(52)
Repurchases of common stock	(535)	—
Dividends paid	(401)	(289)
Net cash provided by (used in) financing activities	23,388	(2,264)
Net increase in cash and cash equivalents	8,825	9,963
Cash and cash equivalents, beginning of period	47,216	50,279
Cash and cash equivalents, end of period	$56,041	$60,242
Supplemental disclosures:
Cash paid for:
Interest	$5,174	$5,553
Income taxes	418	765
Non-cash transactions:
Assets acquired in settlement of loans	194	364
Reissuance of treasury stock as compensation	434	—

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

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

The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2025. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2024 (the "Company's 2024 Form 10-K").

2.
BASIS OF PRESENTATION

Reclassification

Certain amounts in the prior period consolidated financial statements and the notes to the prior period consolidated financial statements have been reclassified to conform to the 2025 presentation. These reclassifications had no effect on the Company’s results of operations, financial position or net cash flow.

Summary of Significant Accounting Policies

Certain significant accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s 2024 Form 10-K.

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

The following table reflects the weighted average shares used to calculate basic and diluted net income per share for the periods presented.

	Three Months Ended
	March 31,
	2025	2024
Weighted average shares outstanding	5,716,790	5,760,962
Weighted average director stock equivalent shares	100,668	113,519
Basic shares	5,817,458	5,874,481
Dilutive shares	242,000	402,650
Diluted shares	6,059,458	6,277,131

	Three Months Ended
	March 31,
	2025	2024
	(Dollars in Thousands, Except Per Share Data)
Net income	$1,772	$2,107
Basic net income per share	$0.30	$0.36
Diluted net income per share	$0.29	$0.34

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

Accounting Standards Not Yet Adopted

The following table provides a description of recent accounting standards that have not yet been adopted as of March 31, 2025.

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

3.
INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of March 31, 2025 and December 31, 2024 were as follows:

	Available-for-Sale
	March 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$84,064	$823	$(1,931)	$82,956
Commercial	11,340	73	(159)	11,254
Obligations of U.S. government-sponsored agencies	10,589	151	(471)	10,269
Obligations of states and political subdivisions	1,566	—	(17)	1,549
Corporate notes	17,759	33	(1,303)	16,489
U.S. Treasury securities	40,023	—	(1,226)	38,797
Total	$165,341	$1,080	$(5,107)	$161,314

	Held-to-Maturity
	March 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$236	$—	$(8)	$228
Obligations of U.S. government-sponsored agencies	375	—	(21)	$354
Obligations of states and political subdivisions	21	—	(1)	$20
Total	$632	$—	$(30)	$602

	Available-for-Sale
	December 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$87,703	$347	$(2,768)	$85,282
Commercial	12,105	17	(202)	11,920
Obligations of U.S. government-sponsored agencies	11,436	18	(620)	10,834
Obligations of states and political subdivisions	1,577	—	(28)	1,549
Corporate notes	17,757	58	(1,871)	15,944
U.S. Treasury securities	44,019	—	(1,660)	42,359
Total	$174,597	$440	$(7,149)	$167,888

	Held-to-Maturity
	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$264	$—	$(10)	$254
Obligations of U.S. government-sponsored agencies	384	—	(27)	357
Obligations of states and political subdivisions	34	—	(3)	31
Total	$682	$—	$(40)	$642

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of March 31, 2025 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$20,278	$20,109	$—	$—
Maturing after one to five years	26,668	25,527	242	237
Maturing after five to ten years	57,533	54,387	290	271
Maturing after ten years	60,862	61,291	100	94
Total	$165,341	$161,314	$632	$602

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following tables reflect fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2025 and December 31, 2024.

	Available-for-Sale
	March 31, 2025
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$4,681	$(10)	$26,999	$(1,921)
Commercial	881	(4)	4,936	(155)
Obligations of U.S. government-sponsored agencies	—	—	4,599	(471)
Obligations of states and political subdivisions	—	—	1,549	(17)
Corporate notes	—	—	14,456	(1,303)
U.S. Treasury securities	—	—	38,797	(1,226)
Total	$5,562	$(14)	$91,336	$(5,093)

	Held-to-Maturity
	March 31, 2025
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$228	$(8)
Obligations of U.S. government-sponsored agencies	—	—	354	(21)
Obligations of states and political subdivisions	—	—	20	(1)
Total	$—	$—	$602	$(30)

	Available-for-Sale
	December 31, 2024
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$41,417	$(424)	$28,520	$(2,344)
Commercial	3,374	(13)	5,331	(189)
Obligations of U.S. government-sponsored agencies	3,823	(1)	4,457	(619)
Obligations of states and political subdivisions	—	—	1,549	(28)
Corporate notes	—	—	13,886	(1,871)
U.S. Treasury securities	—	—	42,359	(1,660)
Total	$48,614	$(438)	$96,102	$(6,711)

	Held-to-Maturity
	December 31, 2024
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$254	$(10)
Obligations of U.S. government-sponsored agencies	—	—	357	(27)
Obligations of states and political subdivisions	—	—	31	(3)
Total	$—	$—	$642	$(40)

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

As of March 31, 2025, 95 available-for-sale debt securities had been in a loss position for more than 12 months, and four available-for-sale debt securities had been in a loss position for less than 12 months. As of December 31, 2024, 97 available-for-sale debt securities had been in a loss position for more than 12 months, and 16 available-for-sale debt securities had been in a loss position for less than 12 months. As of March 31, 2025, the Company had the current intent and ability to retain its investments for a period of time that management believes to be sufficient to allow for any anticipated recovery of fair value. As of March 31, 2025 and December 31, 2024, the losses for all available-for-sale securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Accordingly, no allowance for credit losses ("ACL") was considered necessary related to available-for-sale securities as of March 31, 2025 or December 31, 2024. Accrued interest receivable is excluded from the estimate of credit losses for available-for-sale securities. As of both March 31, 2025 and December 31, 2024, accrued interest receivable totaled $0.7 million with no related ACL and was reported in the accrued interest line on the accompanying consolidated balance sheets.

Held-to-Maturity Considerations

Each quarter, management evaluates the held-to-maturity investment portfolio on a collective basis by major security type to determine whether an ACL is needed. Qualitative factors are used in the Company’s credit loss assessments, including current and forecasted economic conditions, the characteristics of the debt issuer, and the historic ability of the issuer to make contractual principal and interest payments. Specifically, with regard to mortgage-backed securities or obligations of U.S. government sponsored agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are either backed by the full faith and credit of the U.S. government or the agency. With regard to obligations of states and political subdivisions, management considers issuer bond ratings, historical loss rates for given bond ratings, and whether the issuers continue to make timely principal and interest payments under contractual terms of the securities. Based on these evaluations, no ACL was recorded by the Company for the held-to-maturity investment portfolio as of March 31, 2025 or December 31, 2024. As of March 31, 2025 and December 31, 2024, accrued interest receivable totaled $3.0 thousand and $2.0 thousand, respectively, with no related ACL and was reported in the accrued interest line on the accompanying consolidated balance sheets.

Pledged Securities

Investment securities with a carrying value of $62.6 million and $72.1 million as of March 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and for other purposes.

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

Secured by non-residential commercial real estate – This portfolio segment includes real estate loans secured by commercial and industrial properties, office or mixed-use facilities, strip shopping centers or other commercial property. These loans are generally guaranteed by the principals of the borrowing entity.

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

Indirect consumer – This portfolio segment includes loans secured by collateral purchased by consumers at retail stores with whom the Company has an established relationship to provide financing for the retail products sold if applicable underwriting standards are met. The collateral securing these loans primarily includes recreational vehicles, campers, boats, horse trailers and cargo trailers.

As of March 31, 2025 and December 31, 2024, the composition of the loan portfolio by portfolio segment was as follows:

	March 31, 2025	December 31, 2024
Real estate loans:
Construction, land development and other land loans	$58,572	$65,537
Secured by 1-4 family residential properties	68,523	69,999
Secured by multi-family residential properties	106,374	101,057
Secured by non-residential commercial real estate	214,065	227,751
Commercial and industrial loans and leases (1)	45,166	44,238
Consumer loans:
Direct	4,610	4,774
Indirect	351,025	309,683
Total loans	848,335	823,039
Allowance for credit losses on loans and leases	10,405	10,184
Net loans (2)	$837,930	$812,855

(1)
Includes equipment financing leases, which totaled $15.2 million as of March 31, 2025 and $14.2 million as of December 31, 2024.
(2)
Loans are presented net of unearned income and unamortized deferred fees and costs of $0.8 million as of both March 31, 2025 and December 31, 2024. In addition, loans are also presented net of unamortized premiums associated with indirect loans of $13.7 million and $10.6 million as of March 31, 2025 and December 31, 2024, respectively.

Accrued interest receivable is not included in the amortized cost basis of the Company's loans held for investment ("LHFI"). As of March 31, 2025 and December 31, 2024, accrued interest receivable for LHFI totaled $3.0 million and $2.8 million, respectively, with no related ACL and was reported in the accrued interest line on the accompanying consolidated balance sheets.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 52.8% and 56.4% of the portfolio was concentrated in loans secured by real estate as of March 31, 2025 and December 31, 2024, respectively.

Loans with a carrying value of $90.7 million and $92.6 million were pledged as collateral to secure Federal Home Loan Bank (“FHLB”) borrowings as of March 31, 2025 and December 31, 2024, respectively. In addition, loans with a carrying value of $309.7 million and $285.2 million were pledged to secure borrowings with the Federal Reserve Bank ("FRB") as of March 31, 2025 and December 31, 2024, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments were $11.4 million as of both March 31, 2025 and December 31, 2024. During the three months ended March 31, 2025, there were no new loans to related parties, and no repayments made by related parties. During the year ended December 31, 2024, there were new loans of $1.4 million to related parties, and repayments made of $1.4 million by related parties.

Allowances for Credit Losses

Allowance for Credit Losses on Loans and Leases

The Company records the ACL on loans and leases as a contra-asset valuation account that is deducted from the amortized cost basis of loans and leases held for investment. Loans are charged off against the ACL when management believes that the uncollectibility of a loan balance is confirmed. Recoveries of previously charged off loans are also recorded to the ACL when collected. As of each quarter-end date, the Company evaluates the appropriateness of the ACL on loans and leases and adjusts the ACL through the provision for (recovery of) credit losses.

Determining the appropriateness of the ACL on loans and leases is complex and requires judgment by management about the effects of matters that are inherently uncertain. The level of the ACL is influenced by loan and lease volumes and mix, historical credit loss experience, estimated remaining life of portfolio segments, asset quality characteristics, delinquency status, and other conditions including reasonable and supportable forecasts of economic conditions and qualitative adjustment factors based on management’s understanding of various attributes that could impact life-of-loan losses as of the balance sheet date. The methodology to estimate losses includes two basic components: (1) an asset-specific component for individual loans that do not share similar risk characteristics with other loans, and (2) a pooled component for estimated expected credit losses for loans that share similar risk characteristics.

Loans that do not share risk characteristics with other loans are evaluated on an individual basis. The process for determining whether a loan should be evaluated on an individual basis begins with a determination of credit rating. All loans graded by management as substandard or worse with a total commitment of $0.5 million or more are evaluated on an individual basis. At management's discretion, other loans may be evaluated, including loans less than $0.5 million, if management determines that the loans exhibit unique risk characteristics. For loans individually evaluated, the ACL is based primarily on the fair value of the underlying collateral, less any estimated costs to sell, as applicable, utilizing independent third-party appraisals, and assessment of borrower guarantees. The fair value is compared to the amortized cost basis of the loan to determine if an ACL should be recognized.

For estimating the component of the ACL that shares similar risk characteristics, loans are segregated into pooled loan categories that share risk characteristics. Loans are designated into pooled categories based on product types, business lines, collateral, and other risk characteristics. For all pooled loan categories, the Company uses a loss-rate methodology to calculate estimated life-of-loan and lease credit losses. This methodology focuses on historical credit loss rates applied over the estimated weighted average remaining life of each loan pool, adjusted by qualitative factors, to estimate life-of-loan losses for each pool. The qualitative factors utilized include, among others, reasonable and supportable forecasts of economic data, including inflation and unemployment levels, as well as interest rates.

Allowance for Credit Losses on Unfunded Lending Commitments

The Company records an ACL on unfunded lending commitments in which the Company is exposed to credit risk via a present contractual obligation to extend credit unless the obligation is unconditionally cancellable by the Company. Unconditional lending commitments generally include unfunded term loan agreements, home equity lines of credit, lines of credit, and demand deposit account overdraft protection.

As of each quarter-end date, the Company estimates expected credit losses on unfunded lending commitments over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The ACL on unfunded lending commitments is recorded in other liabilities, and adjustments to the ACL are recorded through the provision for (recovery of) credit losses.

Summary of Allowances for Credit Losses

The following tables present changes in the ACL on loans and leases, as well as unfunded lending commitments, during the three months ended March 31, 2025 and 2024:

	As of and for the Three Months Ended March 31, 2025
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Residential Commercial Real estate	Commercial and Industrial	Direct Consumer	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses on loans and leases:
Beginning balance	$352	$406	$546	$1,428	$1,531	$49	$5,872	$10,184
Charge-offs	—	—	—	—	—	—	(422)	(422)
Recoveries	—	6	—	—	16	57	74	153
Provision for (recovery of) credit losses on loans and leases	(73)	(57)	(17)	(157)	(20)	(59)	873	490
Allowance for credit losses on loans and leases	$279	$355	$529	$1,271	$1,527	$47	$6,397	$10,405

Allowance for credit losses on unfunded lending commitments:
Beginning balance	$280	$1	$43	$16	$34	$2	$—	$376
Provision for (recovery of) credit losses on unfunded lending commitments	50	—	(1)	(9)	—	(2)	—	38
Allowance for credit losses on unfunded lending commitments	$330	$1	$42	$7	$34	$—	$—	$414

	As of and for the Three Months Ended March 31, 2024
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Residential Commercial Real estate	Commercial and Industrial	Direct Consumer	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses on loans and leases:
Beginning balance	$565	$591	$415	$1,425	$513	$64	$6,934	$10,507
Charge-offs	—	(2)	—	—	—	(22)	(366)	(390)
Recoveries	—	23	—	—	—	100	84	207
Provision for (recovery of) credit losses on loans and leases	95	(80)	(15)	(75)	(24)	(74)	285	112
Allowance for credit losses on loans and leases	$660	$532	$400	$1,350	$489	$68	$6,937	$10,436

Allowance for credit losses on unfunded lending commitments:
Beginning balance	$450	$1	$9	$2	$102	$5	$—	$569
Provision for (recovery of) credit losses on unfunded lending commitments	(100)	(1)	(1)	4	—	(14)	—	(112)
Allowance for credit losses on unfunded lending commitments	$350	$—	$8	$6	$102	$(9)	$—	$457

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
•
Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Company did not have any loans classified as Loss (Risk Grade 9) as of March 31, 2025 or December 31, 2024.

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

The tables below illustrate the carrying amount of loans and leases by credit quality indicator and year of origination as of March 31, 2025, as well as gross charge-offs for the three months ended March 31, 2025.

		March 31, 2025
		Loans at Amortized Cost Basis by Origination Year
		2025	2024	2023	2022	2021	Prior	Total
		(Dollars in Thousands)
Commercial:

Construction, land development and other land loans	Pass	$419	$1,975	$7,927	$37,404	$7,874	$453	$56,052
	Special Mention	—	—	—	—	56	—	56
	Substandard	—	—	2,464	—	—	—	2,464
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$419	$1,975	$10,391	$37,404	$7,930	$453	$58,572

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by multi-family residential properties	Pass	$550	$7,942	$8,598	$33,497	$22,698	$24,592	$97,877
	Special Mention	—	—	—	8,497	—	—	8,497
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$550	$7,942	$8,598	$41,994	$22,698	$24,592	$106,374

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by non-residential commercial real estate	Pass	$97	$25,153	$24,120	$22,423	$36,049	$101,145	$208,987
	Special Mention	—	—	546	3,186	—	331	4,063
	Substandard	—	—	—	—	475	540	1,015
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$97	$25,153	$24,666	$25,609	$36,524	$102,016	$214,065

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans and leases	Pass	$2,579	$13,244	$5,278	$3,261	$4,917	$12,899	$42,178
	Special Mention	—	—	—	26	51	—	77
	Substandard	—	—	—	—	—	259	259
	Doubtful	—	—	2,652	—	—	—	2,652
	Loss	—	—	—	—	—	—	—
	Subtotal	$2,579	$13,244	$7,930	$3,287	$4,968	$13,158	$45,166

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Total commercial	Pass	$3,645	$48,314	$45,923	$96,585	$71,538	$139,089	$405,094
	Special Mention	—	—	546	11,709	107	331	12,693
	Substandard	—	—	2,464	—	475	799	3,738
	Doubtful	—	—	2,652	—	—	—	2,652
	Loss	—	—	—	—	—	—	—
		$3,645	$48,314	$51,585	$108,294	$72,120	$140,219	$424,177

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

		March 31, 2025
		Loans at Amortized Cost Basis by Origination Year
		2025	2024	2023	2022	2021	Prior	Total
		(Dollars in Thousands)
Consumer:

Secured by 1-4 family residential properties	Performing	$395	$4,295	$3,366	$17,982	$14,169	$26,749	$66,956
	Non-performing	—	—	—	—	—	1,567	1,567
	Subtotal	$395	$4,295	$3,366	$17,982	$14,169	$28,316	$68,523

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Direct	Performing	$785	$1,868	$881	$348	$374	$354	$4,610
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$785	$1,868	$881	$348	$374	$354	$4,610

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Indirect	Performing	$54,604	$54,338	$68,690	$71,003	$52,649	$49,379	$350,663
	Non-performing	—	—	202	98	—	62	362
	Subtotal	$54,604	$54,338	$68,892	$71,101	$52,649	$49,441	$351,025

	Current period gross charge-offs	$—	$—	$59	$289	$35	$39	$422

Total consumer	Performing	$55,784	$60,501	$72,937	$89,333	$67,192	$76,482	$422,229
	Non-performing	—	—	202	98	—	1,629	1,929
		$55,784	$60,501	$73,139	$89,431	$67,192	$78,111	$424,158

	Current period gross charge-offs	$—	$—	$59	$289	$35	$39	$422

The tables below illustrate the carrying amount of loans and leases by credit quality indicator and year of origination as of December 31, 2024, as well as gross charge-offs for the year ended December 31, 2024.

		December 31, 2024
		Loans at Amortized Cost Basis by Origination Year
		2024	2023	2022	2021	2020	Prior	Total
		(Dollars in Thousands)
Commercial:

Construction, land development and other land loans	Pass	$852	$4,626	$45,087	$11,931	$41	$450	$62,987
	Special Mention	—	—	—	61	—	—	61
	Substandard	—	2,489	—	—	—	—	2,489
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$852	$7,115	$45,087	$11,992	$41	$450	$65,537

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by multi-family residential properties	Pass	$7,941	$8,218	$42,077	$17,557	$5,592	$19,672	$101,057
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$7,941	$8,218	$42,077	$17,557	$5,592	$19,672	$101,057

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by non-residential commercial real estate	Pass	$25,251	$24,906	$34,930	$36,793	$54,527	$49,681	$226,088
	Special Mention	—	—	316	—	334	—	650
	Substandard	—	—	—	483	147	383	1,013
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$25,251	$24,906	$35,246	$37,276	$55,008	$50,064	$227,751

	Current period gross charge-offs	$—	$—	$—	$—	$—	$248	$248

Commercial and industrial loans	Pass	$13,458	$5,562	$3,499	$5,189	$2,888	$9,963	$40,559
	Special Mention	—	—	30	60	—	—	90
	Substandard	—	—	—	2	—	303	305
	Doubtful	—	3,284	—	—	—	—	3,284
	Loss	—	—	—	—	—	—	—
	Subtotal	$13,458	$8,846	$3,529	$5,251	$2,888	$10,266	$44,238

	Current period gross charge-offs	$—	$—	$54	$—	$43	$24	$121

Total commercial	Pass	$47,502	$43,312	$125,593	$71,470	$63,048	$79,766	$430,691
	Special Mention	—	—	346	121	334	—	801
	Substandard	—	2,489	—	485	147	686	3,807
	Doubtful	—	3,284	—	—	—	—	3,284
	Loss	—	—	—	—	—	—	—
		$47,502	$49,085	$125,939	$72,076	$63,529	$80,452	$438,583

	Current period gross charge-offs	$—	$—	$54	$—	$43	$272	$369

		December 31, 2024
		Loans at Amortized Cost Basis by Origination Year
		2024	2023	2022	2021	2020	Prior	Total
		(Dollars in Thousands)
Consumer:

Secured by 1-4 family residential properties	Performing	$4,559	$3,525	$18,060	$14,746	$5,884	$21,612	$68,386
	Non-performing	—	—	—	—	—	1,613	1,613
	Subtotal	$4,559	$3,525	$18,060	$14,746	$5,884	$23,225	$69,999

	Current period gross charge-offs	$—	$—	$—	$—	$—	$2	$2

Direct consumer	Performing	$2,397	$1,077	$430	$487	$283	$100	$4,774
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$2,397	$1,077	$430	$487	$283	$100	$4,774

	Current period gross charge-offs	$—	$—	$1	$42	$3	$16	$62

Indirect consumer	Performing	$54,546	$72,461	$74,514	$55,904	$41,908	$10,350	$309,683
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$54,546	$72,461	$74,514	$55,904	$41,908	$10,350	$309,683

	Current period gross charge-offs	$21	$95	$278	$531	$329	$127	$1,381

Total consumer:	Performing	$61,502	$77,063	$93,004	$71,137	$48,075	$32,062	$382,843
	Non-performing	—	—	—	—	—	1,613	1,613
		$61,502	$77,063	$93,004	$71,137	$48,075	$33,675	$384,456

	Current period gross charge-offs	$21	$95	$279	$573	$332	$145	$1,445

The following table provides an aging analysis of past due loans by class as of March 31, 2025:

	As of March 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$58,572	$58,572	$—
Secured by 1-4 family residential properties	227	—	—	227	68,296	68,523	—
Secured by multi-family residential properties	—	—	—	—	106,374	106,374	—
Secured by non-residential commercial real estate	—	—	22	22	214,043	214,065	—
Commercial and industrial loans	63	—	2,652	2,715	42,451	45,166	—
Consumer loans:				—
Direct	3	1	—	4	4,606	4,610	—
Indirect	594	295	362	1,251	349,774	351,025	—
Total	$887	$296	$3,036	$4,219	$844,116	$848,335	$—
As a percentage of total loans	0.10%	0.03%	0.36%	0.50%	99.50%	100.00%

The following table provides an aging analysis of past due loans by class as of December 31, 2024:

	As of December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$65,537	$65,537	$—
Secured by 1-4 family residential properties	515	—	—	515	69,484	69,999	—
Secured by multi-family residential properties	—	—	—	—	101,057	101,057	—
Secured by non-residential commercial real estate	—	—	—	—	227,751	227,751	—
Commercial and industrial loans	3,317	—	—	3,317	40,921	44,238	—
Consumer loans:
Direct	15	—	—	15	4,759	4,774	—
Indirect	489	47	—	536	309,147	309,683	—
Total	$4,336	$47	$—	$4,383	$818,656	$823,039	$—
As a percentage of total loans	0.52%	0.01%	0.00%	0.53%	99.47%	100.00%

The tables below present the amortized cost of loans on nonaccrual status and loans past due 90 days or more and still accruing interest as of March 31, 2025 and December 31, 2024. Also presented is the balance of loans on nonaccrual status at March 31, 2025 and December 31, 2024 for which there was no related ACL recorded.

	Loans on Non-Accrual Status
	March 31, 2025
	(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	632	389	—
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	22	—	—
Commercial and industrial loans	2,652	—	—
Consumer loans:			—
Direct	—	—	—
Indirect	362	—	—
Total loans	$3,668	$389	$—

Loans on Non-Accrual Status
December 31, 2024
(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	665	404	—
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	—	—	—
Commercial and industrial loans	3,284	—	—
Consumer loans:			—
Direct	—	—	—
Indirect	—	—	—
Total loans	$3,949	$404	$—

The following tables present the amortized cost basis of collateral dependent loans as of March 31, 2025 and December 31, 2024, which loans are individually evaluated to determine credit losses:

	March 31, 2025
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$2,464	$—	$2,464
Secured by 1-4 family residential properties	1,367	—	1,367
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	371	—	371
Commercial and industrial	—	2,693	2,693
Direct consumer	—	—	—
Total loans individually evaluated	$4,202	$2,693	$6,895

	December 31, 2024
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$2,489	$—	$2,489
Secured by 1-4 family residential properties	1,402	—	1,402
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	383	—	383
Commercial and industrial	—	3,327	3,327
Direct consumer	—	—	—
Total loans individually evaluated	$4,274	$3,327	$7,601

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

From time to time, the Company may modify the terms of loan agreements with borrowers that are experiencing financial difficulties. Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modifications in 2025 or 2024 resulted in the permanent reduction of the recorded investment in the loan.

During the three months ended March 31, 2025 and the year ended December 31, 2024, the Company did not modify any loans to borrowers experiencing financial difficulty, and there were no payment defaults on loans that were modified in the previous twelve months.

5.
OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
	(Dollars in Thousands)
Beginning balance	$1,509	$602
Additions (1)	—	—
Sales proceeds	(186)	—
Gross gains	35	—
Gross losses	—	—
Net gains	35	—
Impairment	(30)	(30)
Ending balance	$1,328	$572

(1)
Additions to other real estate owned (“OREO”) may include transfers from loans, transfers from closed branches, and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was zero as of both March 31, 2025 and 2024. In addition, the Company held zero and $20 thousand in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of March 31, 2025 and 2024, respectively.

Repossessed Assets

The Company also acquires assets through the repossession of the underlying collateral of loans in default. As of both March 31, 2025 and 2024, total repossessed assets were $0.2 million. Repossessed assets are included in other assets in the Company's consolidated balance sheets.

6.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the fair value of goodwill is lower than its carrying amount, goodwill must be written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill totaled $7.4 million as of both March 31, 2025 and December 31, 2024. Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2025 or the year ended December 31, 2024.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. No write-downs of core deposit premiums were recorded by the Company during the three months ended March 31, 2025 or the year ended December 31, 2024.

The Company’s goodwill and other intangible assets (carrying basis and accumulated amortization) as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
	(Dollars in Thousands)
Goodwill	$7,435	$7,435
Core deposit intangible:
Gross carrying amount	2,048	2,048
Accumulated amortization	(2,018)	(1,999)
Core deposit intangible, net	30	49
Total	$7,465	$7,484

As of March 31, 2025, the Company’s estimated remaining amortization expense on intangible assets was $30 thousand. The remainder of the amortization expense will occur during 2025.

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

•
Federal funds purchased, which represent unsecured lines of credit that generally mature within one to 90 days, are available to the Bank through arrangements with correspondent banks and the FRB. As of March 31, 2025 and December 31, 2024, the Bank had $20.0 million and zero, respectively, in outstanding federal funds purchased.
•
Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. There were no securities sold under repurchase agreements as of both March 31, 2025 and December 31, 2024.
•
Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of March 31, 2025 and December 31, 2024, the Bank had $25.0 and $10.0 million, respectively, in outstanding FHLB advances with original maturities of less than one year.

Long-Term Borrowings

FHLB Advances

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both March 31, 2025 and December 31, 2024, the Company did not have any long-term FHLB advances outstanding.

Subordinated Debt

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031 (the “Notes”). The Notes bear interest at a rate of 3.50% per annum for the first five years, after which the interest rate will be reset quarterly to a benchmark interest rate per annum which, subject to certain conditions provided in the Notes, will be equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 275 basis points. The Company used the net proceeds of the Notes for general corporate purposes, which included repurchasing of the Company’s common stock, and supporting organic growth plans, including the maintenance of the Bank's capital ratios. Net of unamortized debt issuance costs, the Notes were recorded as long-term borrowings totaling $10.9 million as of both March 31, 2025 and December 31, 2024. The table below provides additional information related to the Notes as of and for the three months ended March 31, 2025 and 2024.

	March 31,	March 31,
	2025	2024
	(Dollars in Thousands)
Balance at period-end	$10,890	$10,817
Average balance during the period	$10,884	$10,811
Maximum month-end balance during the period	$10,890	$10,817
Average rate paid during the period, including amortization of debt issuance costs	4.20%	4.20%
Weighted average remaining maturity (in years)	6.50	7.50

Available Credit

As an additional funding source, the Company has available unused lines of credit with correspondent banks, the FRB and the FHLB. Certain of these funding sources are subject to underlying collateral. As of March 31, 2025 and December 31, 2024, the Company’s available unused lines of credit consisted of the following:

Available Unused Lines of Credit	Collateral Requirements	March 31, 2025	December 31, 2024
Correspondent banks	None	$48.0 million	$48.0 million
FHLB advances (1)	Subject to collateral	$285.3 million	$319.9 million
FRB (2)	Subject to collateral	$160.0 million	$165.1 million

(1)
These amounts represent the total remaining credit the Company has from the FHLB, but this credit can only be utilized to the extent that underlying collateral exists. The total lendable collateral value of assets pledged (including loans and investment securities) associated with FHLB advances and letters of credit totaled $54.2 million and $55.4 million as of March 31, 2025 and December 31, 2024, respectively. The Company’s collateral exposure with the FHLB in the form of advances and letters of credit was $45.0 million and $10.0 million as of March 31, 2025 and December 31, 2024, respectively, leaving an excess of collateral of $9.2 million and $45.4 million available to utilize for additional credit as of the respective dates. The Company also has the ability to pledge additional assets to increase the availability of borrowings.

(2)
The Company has access to the FRB's discount window, which allows borrowing on pledged collateral that includes eligible investment securities and loans under 90-day terms. The amounts shown in the table represent the Company's unused borrowing capacity as of the applicable date based on collateral pledged to the FRB's discount window.
8.
INCOME TAXES

The provision for income taxes was $0.6 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective tax rate was 23.8% and 23.6%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $3.0 million and $4.1 million as of March 31, 2025 and December 31, 2024, respectively. The net deferred tax asset, which is included on the interim condensed consolidated balance sheets in other assets, is impacted by changes in the fair value of securities available-for-sale and cash flow hedges, changes in net operating loss carryforwards, changes in the allowance for credit losses, and other book-to-tax temporary differences.

9.
DEFERRED COMPENSATION PLANS

Supplemental Retirement Benefits

The Company has entered into supplemental retirement compensation benefits agreements with certain non-employee directors and former executive officers. These agreements are structured as nonqualified retirement plans for federal income tax purposes. The Company’s obligation under these agreements is accrued as deferred compensation in accordance with the terms of the individual contracts over the required service period to the date the employee is eligible to receive benefits. The Company’s deferred compensation obligation under these agreements totaled $2.6 million and $2.7 million as of March 31, 2025 and December 31, 2024, respectively.

Non-Employee Directors' Deferred Compensation Plan

Non-employee directors may elect to defer payment of all or any portion of their director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock, as applicable. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of March 31, 2025 and December 31, 2024, a total of 78,102 and 108,190 shares of Bancshares common stock, respectively, were being held as stock equivalents in connection with the Deferral Plan. All deferred fees and shares of Bancshares common stock are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity as additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

10.
STOCK AWARDS

In 2013, Bancshares’ shareholders authorized the Company to provide share-based compensation awards to eligible employees, directors and consultants of the Company and its affiliates pursuant to the 2013 Incentive Plan. Available award types included stock options, stock appreciation rights, restricted stock and restricted stock units, and performance share awards. The 2013 Incentive Plan, as amended in 2019, expired in March 2023. In April 2023, Bancshares’ shareholders approved the 2023 Incentive Plan, which authorizes the Compensation Committee of the Board of Directors to grant substantially the same types of share-based awards to eligible employees, directors and consultants. Collectively, the 2013 Incentive Plan and the 2023 Incentive Plan are herein referred to as the Company’s “Incentive Plan.” In accordance with the Incentive Plan, shares of common stock available for issuance pursuant to the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Since the origination of the Incentive Plan, through March 31, 2025, only stock options and restricted stock have been granted. Stock-based compensation expense related to stock awards totaled $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

Stock Options

Stock option awards have been granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms. The Company recognizes the cost of services received in exchange for stock option awards based on the grant date fair value of the award, with compensation expense recognized on a straight-line basis over the award’s vesting period. The fair value of outstanding awards was determined using the Black-Scholes option pricing model. The Company did not grant any stock option awards during the three months ended March 31, 2025 or 2024.

The following table summarizes the Company’s stock option activity for the periods presented.

	Three Months Ended
	March 31, 2025		March 31, 2024
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Options:
Outstanding, beginning of period	268,250	$10.62	411,900	$9.77
Granted	—	—	—	—
Exercised	20,750	8.30	8,750	8.09
Expired	5,500	8.23	500	8.00
Forfeited	—	—	—	—
Options outstanding, end of period	242,000	$10.88	402,650	$9.81
Options exercisable, end of period	242,000	$10.88	402,650	$9.81

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was $0.6 million and $0.2 million as of March 31, 2025 and 2024, respectively.

Restricted Stock

During the three months ended March 31, 2025 and 2024, 49,400 shares and 55,300 shares, respectively, of restricted stock were granted. Restricted stock awards granted to employees had a three-year vesting period, while awards granted to non-employee directors had a one-year vesting period. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

The following table summarizes the Company's restricted stock award activity for the periods presented.

	Three Months Ended
	March 31, 2025		March 31, 2024
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted stock awards:
Unvested shares, beginning of period	92,599	$10.29	86,443	$10.03
Granted	49,400	13.15	55,300	10.41
Released from restriction	50,075	10.37	45,977	9.94
Forfeited	—	—	—	—
Unvested shares, end of period	91,924	$11.78	95,766	$10.30

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

The following table provides a summary of the components of lease income and expense, as well as the reporting location in the interim condensed consolidated statements of operations, for the three months ended March 31, 2025 and 2024:

	Location in the Condensed	Three Months Ended
	Consolidated Statements of Operations	March 31, 2025	March 31, 2024
		(Dollars in Thousands)
Operating lease income (1)	Lease income	$284	$257
Operating lease expense (2)	Net occupancy and equipment	$109	$156

(1)
Operating lease income includes rental income from owned properties.
(2)
Includes short-term lease costs. For the three months ended March 31, 2025 and 2024, short-term lease costs were nominal in amount.

The following table provides supplemental lease information for operating leases on the interim condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	Location in the Condensed
	Consolidated Balance Sheets	March 31, 2025	December 31, 2024
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$1,838	$1,921
Operating lease liabilities	Other liabilities	$1,892	$1,972
Weighted-average remaining lease term (in years)		6.00	5.14
Weighted-average discount rate		4.31%	4.08%

The following table provides supplemental lease information for the interim condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$103	$98

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of March 31, 2025:

Minimum Rental Payments
(Dollars in Thousands)
2025	$310
2026	419
2027	308
2028	269
2029	183
2030 and thereafter	746
Total future minimum lease payments	$2,235
Less: Imputed interest	343
Total operating lease liabilities	$1,892

12.
DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposures to business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amounts, sources, and duration of assets and liabilities. The Company uses interest rate derivative instruments to minimize unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company’s interest rate risk management strategy generally involves modifying the repricing characteristics of certain assets and liabilities to mitigate negative impacts on net interest margin and/or cash flow. Interest rate derivative instruments utilized by the Company generally include interest rate swap contracts or option contracts, such as caps and floors. The Company’s existing credit derivatives are associated with loan participation arrangements, and are not used to manage interest rate risk in the Company’s assets or liabilities. The fair values of derivative instruments are carried in the Company’s consolidated balance sheets as assets and/or liabilities. The Company does not use derivatives for speculative purposes and generally enters into transactions that have a qualifying hedge relationship. When hedge accounting is used, derivatives are classified as either cash flow hedges or fair value hedges. The Company may also enter into derivative contracts that are not designated as hedges in order to mitigate economic risks or risks associated with volatility in connection with customer derivative transactions.

Cash Flow Hedges

In March 2025, the Company purchased an interest rate floor contract with the objective of protecting the Company against variability in expected future cash flows attributed to changes in the designated interest rate (1 Month CME Term SOFR) on the notional amount of $20.0 million based on interest receipts on loans and securities indexed to the designated interest rate. The contract was designated as a derivative instrument in cash flow hedges and is intended to mitigate the Company’s risk of loss associated with downward shifts in the designated interest rate. The contract will provide cash flow to the Company in the event the designated interest rate decreases below 3.05% before the contract’s designated termination date of March 15, 2029. As of March 31, 2025, the hedge relationship for the floor contract was designated effective, and accordingly, changes in the fair value of the contract were included as an adjustment to accumulated other comprehensive income.

In August 2024, the Company entered into two forward starting interest rate swap contracts with the objective of protecting the Company against variability in expected future cash flows attributed to changes in the designated interest rate (USD-SOFR-COMPOUND) on the designated notional of interest-bearing liabilities. Each of the contracts has a $20.0 million notional amount, or $40.0 million in the aggregate. The interest rate swaps were designated as derivative instruments in cash flow hedges. In accordance with the related contracts, the Company pays a fixed interest rate and receives a variable interest rate based on the designated interest rate, on the notional amounts. The swap contracts are scheduled to terminate on September 6, 2027 and March 15, 2028. As of March 31, 2025 and December 31, 2024, the hedge relationships for both swaps were designated effective, and accordingly, changes in the fair value of the contracts were included as an adjustment to accumulated other comprehensive income.

Derivative Contracts Not Receiving Hedge Accounting Treatment

Interest Rate Floor - In March 2024, the Company purchased an interest rate floor contract on the notional amount of $25.0 million. The floor contract protects the Company against variability in expected future cash flows attributed to changes in the designated interest rate (USD-SOFR-OIS-COMPOUND) on the $25.0 million notional amount. The contract was not designated as a hedging instrument, and accordingly, changes in the fair value of the contract are recorded as non-interest income or expense over the term of the contract. The contract is intended to mitigate the Company’s risk of loss associated with downward shifts in the designated interest rate in the event the designated interest rate decreases below 4.0% before the contract’s designated termination date of March 27, 2026.

Credit Derivatives - During 2024, the Company entered into three credit risk participation agreements with lead participant banks with which the Company shares participation loans. The Company is the guarantor under these agreements to provide reimbursement of losses resulting from a third-party default on the underlying swap. For participating in the agreements, the Company received one-time fees which were included in other liabilities. The derivatives are not eligible for hedge accounting treatment. Accordingly, valuation changes are recorded directly to non-interest income or expense.

Terminated Derivative Contracts

In March 2025, the Company voluntarily terminated three interest rate swap contracts, each with notional amounts of $10.0 million, or an aggregate amount of $30.0 million. Each of the swaps had previously been designated as fair value hedges with the objective of effectively converting a pool of fixed rate indirect consumer loans to a variable rate throughout the hedge durations in accordance with the portfolio layer method. The termination of the fair value hedges resulted in a nominal settlement with the counterparty.

As of March 31, 2025 and December 31, 2024, the Company had an unrealized gain of $0.3 million associated with an interest rate swap contract that was terminated in February 2023. Prior to termination, the swap was designated as a cash flow hedge on a notional of $10.0 million in interest payments associated with variable rate interest-bearing liabilities. The unrealized gain is being reclassified as an increase to net interest income over the original term of the contract which had a designated termination date of July 8, 2026.

Presentation

The table below reflects the notional amount and fair value of active derivative instruments included on the Company’s consolidated balance sheets on a net basis as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025		As of December 31, 2024
		Estimated		Estimated
		Fair Value		Fair Value
	Notional Amount	Gain (Loss) (1)	Notional Amount	Gain (Loss) (1)
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to fixed rate indirect consumer loans	$—	$—	$30,000	$69
Total fair value hedges		$—		$69
Cash flow hedges:
Interest rate swaps related to interest-bearing liabilities	$40,000	$217	$40,000	$609
Interest rate floors	$20,000	278	$—	—
Total cash flow hedges		$495		$609
Total derivatives designated as hedging instruments, net		$495		$678
Derivatives not designated as hedging instruments:
Interest rate floors	$25,000	$15	$50,000	$18
Credit risk participation agreements	$15,198	(71)	$15,198	(54)
Total derivatives not designated as hedging instruments, net		$(56)		$(36)

(1)
Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities in the consolidated balance sheets.

The following table presents the net effects of derivative instruments on the Company’s interim condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024. The effects, which include the reclassification of unrealized gains on terminated swap contracts, are presented as either an increase or decrease to income before income taxes in the relevant caption of the Company’s interim condensed consolidated statements of operations.

Location in the Condensed		Three Months Ended
Consolidated Statements of Operations		March 31, 2025	March 31, 2024
		(Dollars in Thousands)
Interest income	Interest and fees on loans	$(29)	$260
Interest expense	Interest on deposits	97	120
Interest expense	Interest on borrowings	—	36
Non-interest income	Other non-interest income	(17)	—
Non-interest expense	Other non-interest expense	(4)	(24)
	Net increase to income before income taxes	$47	$392

13.
OTHER OPERATING INCOME AND EXPENSE

Other Operating Income

Other operating income for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(Dollars in Thousands)
Bank-owned life insurance	$137	$131
ATM fee income	84	85
Other income	82	93
Total	$303	$309

Other Operating Expense

Other operating expense for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(Dollars in Thousands)
Postage, stationery and supplies	$149	$178
Telephone/data communication	199	192
Collection and recoveries	70	26
Directors fees	93	96
Software amortization	108	90
Other real estate/foreclosure expense, net	20	31
Other expense	657	377
Total	$1,296	$990

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

	March 31, 2025	December 31, 2024
	(Dollars in Thousands)
Standby letters of credit	$—	$—
Standby performance letters of credit	$896	$896
Commitments to extend credit	$133,257	$120,703

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of March 31, 2025 and December 31, 2024, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

At each quarter end date, the Company calculates an allowance for unfunded lending commitments, including those described in the table above. The Company's allowance for unfunded commitments totaled $0.4 million as of both March 31, 2025 and December 31, 2024. Additional discussion related to the calculation of the allowance for unfunded commitments is included in Note 4, "Loans and Leases."

Self-Insurance

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates a liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies' incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both March 31, 2025 and December 31, 2024. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the three months ended March 31, 2025 or the year ended December 31, 2024.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

	Fair Value Measurements as of March 31, 2025 Using
	Totals At March 31, 2025	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$82,956	$—	$82,956	$—
Commercial	11,254	—	11,254	—
Obligations of U.S. government-sponsored agencies	10,269	—	10,269	—
Obligations of states and political subdivisions	1,549	—	1,549	—
Corporate notes	16,489	—	16,489	—
U.S. Treasury securities	38,797	38,797	—	—
Derivative contracts:
Other assets - interest rate floors	293	—	293	—
Other assets - interest rate swaps	217	—	217	—
Other liabilities - credit risk participation agreements	71	—	71	—

	Fair Value Measurements as of December 31, 2024 Using
	Totals At December 31, 2024	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$85,282	$—	$85,282	$—
Commercial	11,920	—	11,920	—
Obligations of U.S. government-sponsored agencies	10,834	—	10,834
Obligations of states and political subdivisions	1,549	—	1,549	—
Corporate notes	15,944		15,944	—
U.S. Treasury securities	42,359	42,359	—	—
Derivative contracts:
Other assets - interest rate swaps	678	—	678	—
Other assets - interest rate floors	18	—	18	—
Other liabilities - credit risk participation agreements	54	—	54	—

Fair Value Measurements on a Non-recurring Basis

Collateral Dependent Loans

Loans are considered collateral dependent when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest payments due under the contractual terms of the loan agreement. These loans are evaluated separately in accordance with the Company’s policies for calculating the ACL on loans and leases. The fair value of collateral dependent loans with specific allocations of the ACL on loans and leases is typically based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Appraised values are discounted by management for estimated costs to sell and may be discounted further based on management’s knowledge of the collateral, changes in market conditions since the most recent appraisal and/or management’s knowledge of the borrower and the borrower’s business. Such adjustments are usually significant and typically result in Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge of the borrower’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis and adjusted accordingly.

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

As of March 31, 2025 and December 31, 2024, included within OREO were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Company that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

The following table presents the balances of collateral dependent loans, OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements as of March 31, 2025 Using
	Totals At March 31, 2025	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Collateral dependent loans	$1,393	$—	$—	$1,393
OREO and other assets held-for-sale	1,328	—	—	1,328

	Fair Value Measurements as of December 31, 2024 Using
	Totals At December 31, 2024	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Collateral dependent loans	$2,026	$—	$—	$2,026
OREO and other assets held-for-sale	1,509	—	—	1,509

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following tables present information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2025 and December 31, 2024. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of March 31, 2025 and December 31, 2024 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value March 31, 2025	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Collateral dependent loans	$1,393	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	9.5%

OREO and other assets held-for-sale	$1,328	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	9.5%

	Level 3 Significant Unobservable Input Assumptions
	Fair Value December 31, 2024	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Collateral dependent loans	$2,026	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	9.5%

OREO and other assets held-for-sale	$1,509	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	9.5%

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

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$56,041	$56,041	$56,041	$—	$—
Investment securities available-for-sale	161,314	161,314	38,797	122,517	—
Investment securities held-to-maturity	632	602	—	602	—
Federal funds sold and securities purchased under reverse repurchase agreements	5,451	5,451	—	5,451	—
Federal Home Loan Bank stock	1,978	1,978	—	—	1,978
Loans, net of allowance for credit losses	837,930	799,659	—	—	799,659
Other assets - interest rate floors	293	293	—	293	—
Other assets - interest rate swaps	217	217	—	217	—
Liabilities:
Deposits	961,952	896,643	—	896,643	—
Short-term borrowings	45,000	45,000	—	45,000	—
Long-term borrowings	10,890	9,746	—	9,746	—
Other liabilities - credit risk participation agreements	71	71	—	71	—

	December 31, 2024
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$47,216	$47,216	$47,216	$—	$—
Investment securities available-for-sale	167,888	167,888	42,359	125,529	—
Investment securities held-to-maturity	682	642	—	642	—
Federal funds sold	5,727	5,727	—	5,727	—
Federal Home Loan Bank stock	1,256	1,256	—	—	1,256
Loans, net of allowance for credit losses	812,855	759,870	—	—	759,870
Other assets - interest rate swaps	678	678	—	678	—
Other assets - interest rate floors	18	18	—	18	—
Liabilities:
Deposits	972,557	893,814	—	893,814	—
Short-term borrowings	10,000	10,000	—	10,000	—
Long-term borrowings	10,872	9,590	—	9,590	—
Other liabilities - credit risk participation agreements	54	54	—	54	—

16.
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

The Company's chief operating decision makers (the "CODM") consist of a group of senior executive officers of Bancshares and the Bank that includes the chief executive officer, the chief financial officer, the chief retail, operations and technology officer, the chief risk officer, the chief commercial lending officer, and the chief consumer lending officer.

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

The table below provides information related to the Company's Bank operating segment for the three months ended March 31, 2025 and 2024:

	Bank Segment
	Three months ended March 31,
	2025	2024
	(Dollars in Thousands)
Income:
Interest income	$14,018	$14,277
Non-interest income	875	865
Total income	14,893	15,142
Less:
Interest expense	5,121	5,237
Provision for credit losses	528	—
Salaries and employee benefits	3,736	4,088
Net occupancy and equipment	875	894
Computer services	412	443
Insurance expense and assessments	384	391
Fees for professional services	215	341
Postage, stationery and supplies	149	178
Telephone/data communication	199	192
Collection and recoveries	70	26
Directors fees	93	96
Software amortization	108	90
Other real estate/foreclosure expense, net	20	31
Other expense (1)	657	377
Provision for income taxes	554	651
Total expense	13,121	13,035
Consolidated net income	$1,772	$2,107

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

Delivery of the best possible financial services to customers remains an overall operational focus of the Company. The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 147 full-time equivalent employees (as of March 31, 2025), to ensure customer satisfaction and convenience.

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with critical accounting estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general banking practices. A description of the Company's critical accounting estimates, which significantly affect the determination of the Company’s consolidated financial position, results of operations and cash flows, is set forth in Part II, Item 7 - Critical Accounting Estimates in the Company's 2024 Form 10-K.

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of March 31, 2025 to December 31, 2024, while comparing income and expense for the three months ended March 31, 2025 and 2024. All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's 2024 Form 10-K. As used in the following discussion, the words “we,” “us,” “our” and the “Company” refer to Bancshares and its consolidated subsidiaries, unless the context indicates otherwise.

RECENT MARKET CONDITIONS

The banking industry continued to be impacted by economic volatility during the three months ended March 31, 2025. The U.S. inflation rate, as measured by the consumer price index, slowed to 2.4% in March 2025, however, it remained elevated above the Federal Reserve Bank’s (“FRB”) longer run target of 2%. The U.S. unemployment rate moved up modestly to 4.2% in March 2025. The Open Market Committee of the FRB did not change the federal funds rate during the period, keeping the rate at a level of 4.25% to 4.50%. Treasury rates generally trended lower during the period, indicating sentiment of further rate reductions to come later in 2025. U.S. gross domestic product (“GDP”) contracted during the first quarter of 2025 for the first time since 2022, decreasing 0.3% on an annualized basis, due primarily to a surge in imports during the quarter. The combination of the continued heightened inflation level with negative GDP provides a difficult environment in which to predict future movement in the federal funds rate. Remarks from the Open Market Committee following its March 2025 meetings remained cautious, noting that uncertainty around its economic outlook had increased and that it would “carefully assess incoming data, the evolving outlook, and the balance of risks” in its consideration of the extent and timing of additional adjustments to the federal funds rate.

In addition, the Company continues to monitor the potential impact of evolving trade policies, including the impact of additional tariffs imposed by the U.S. While no specific tariffs were implemented during the reporting period that materially affected the Company’s operations, the potential for future changes in cross-border trade arrangements and import/export duties contributes to broader economic uncertainty. Should the impact of tariffs lead to higher inflation levels or higher interest rates for a sustained period, the Company’s financial position and result of operations could be negatively impacted.

EXECUTIVE OVERVIEW

The Company earned net income of $1.8 million, or $0.29 per diluted common share, during the three months ended March 31, 2025, compared to $2.1 million, or $0.34 per diluted common share, for the three months ended March 31, 2024.

Summarized condensed consolidated statements of operations are included below for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,	March 31,
	2025	2024
	(Dollars in Thousands, Except Per Share Data)
Interest income	$14,018	$14,277
Interest expense	5,121	5,237
Net interest income	8,897	9,040
Provision for credit losses	528	—
Net interest income after provision for credit losses	8,369	9,040
Non-interest income	875	865
Non-interest expense	6,918	7,147
Income before income taxes	2,326	2,758
Provision for income taxes	554	651
Net income	$1,772	$2,107
Basic net income per share	$0.30	$0.36
Diluted net income per share	$0.29	$0.34
Dividends per share	$0.07	$0.05

The discussion that follows summarizes the most significant activity that drove changes in the Company’s operating results during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Net Interest Income and Margin

Net interest income decreased by $0.1 million, or 1.6%, comparing the three months ended March 31, 2025 to the three months ended March 31, 2024. Net interest margin was 3.53% for the three months ended March 31, 2025, compared to 3.65% for the three months ended March 31, 2024. The decrease in net interest income and margin comparing the three months ended March 31, 2025 to the three months ended March 31, 2024 resulted primarily from yield reductions on loans that occurred following the reduction of the federal funds rate during the latter part of 2024. The reduction in interest income was partially offset by an increase in average earning asset volumes, particularly investment securities, as well as reductions in expense on interest-bearing liabilities.

Provision for Credit Losses

For the three months ended March 31, 2025, the Company recorded a provision for credit losses of $0.5 million, compared to the three months ended March 31, 2024, in which no provision for credit losses was recorded. The increase in the provision for credit losses comparing the three months ended March 31, 2025 to the three months ended March 31, 2024 was primarily attributable to loan growth during the quarter. As of March 31, 2025, the Company’s allowance for credit losses ("ACL") on loans and leases as a percentage of total loans was 1.23%, compared to 1.24% as of December 31, 2024.

Non-interest Income

Non-interest income remained relatively consistent, totaling $0.9 million for both the three months ended March 31, 2025 and 2024.

Non-interest Expense

For the three months ended March 31, 2025, non-interest expense totaled $6.9 million, compared to $7.1 million for the three months ended March 31, 2024. The expense reduction comparing the three months ended March 31, 2025 to the three months ended March 31, 2024 resulted primarily from decreases in salaries and benefits and fees for professional services. These reductions were partially offset by an increase in other expense that resulted primarily from a recovery of check fraud expense that occurred during the three months ended March 31, 2024, but was not repeated during the three months ended March 31, 2025.

Total Assets

As of March 31, 2025, the Company’s assets totaled $1,127.0 million, compared to $1,101.1 million as of December 31, 2024, an increase of 2.4%.

Loans

Total loans increased by $25.3 million, or 3.1%, as of March 31, 2025, compared to December 31, 2024. The increase was driven primarily by growth of $41.3 million in consumer indirect loans during the quarter. The indirect lending platform focuses on recreational and equipment consumer lending on the higher end of the credit spectrum. Collateral financed in the indirect portfolio primarily includes boats, recreational vehicles, campers, horse trailers and cargo trailers. The weighted average credit score of new indirect loans financed during the quarter reached 800, while the weighted average credit score for the entire portfolio was 779. In addition to the indirect portfolio, the Company also grew its multi-family residential real estate and commercial and industrial lending categories during the quarter by $5.3 million and $0.9 million, respectively. Loan growth during the quarter was partially offset by reductions of $22.2 million in other lending categories, primarily construction and non-residential commercial real estate. Total loan volume averaged $824.5 million during the three months ended March 31, 2025, compared to $822.0 million during the three months ended March 31, 2024.

Asset Quality

Nonperforming assets, including loans in non-accrual status and other real estate owned, totaled $5.0 million as of March 31, 2025, compared to $5.5 million as of December 31, 2024. As a percentage of total assets, nonperforming assets totaled 0.44% as of March 31, 2025, compared to 0.50% as of December 31, 2024. Net charge-offs as a percentage of average loans totaled 0.13% during the three months ended March 31, 2025, compared to 0.09% during the three months ended March 31, 2024.

Deposits

Total deposits decreased by $10.6 million, or 1.1%, during the three months ended March 31, 2025, due primarily to reductions in interest-bearing demand deposit accounts, and to a lesser extent, reductions in non-interest-bearing demand deposit accounts. These reductions resulted in part from lower deposit pricing implemented by management during the quarter in an effort to improve net interest margin. Core deposits, which exclude time deposits of $250 thousand or more and all wholesale brokered deposits, totaled $813.9 million, or 84.6% of total deposits, as of March 31, 2025, compared to $837.7 million, or 86.1% of total deposits, as of December 31, 2024.

Short-term Borrowings

As of March 31, 2025, the Company had $45.0 million in short-term borrowings outstanding, compared to $10.0 million outstanding as of December 31, 2024. The short-term borrowings were held as part of the Company’s efforts to maintain on-balance sheet liquidity levels while repricing deposits at lower rates. As of both March 31, 2025 and December 31, 2024, all outstanding short-term borrowings had remaining maturities of less than 30 days. The amount outstanding as of March 31, 2025 included $25.0 million borrowed from the Federal Home Loan Bank of Atlanta (“FHLB”) and $20.0 million borrowed from the Federal Reserve Bank’s (“FRB”) discount window. As of December 31, 2024, all short-term borrowings outstanding were borrowed exclusively from the FHLB.

Deployment of Funds

As of March 31, 2025, the Company held cash, federal funds sold and securities purchased under reverse repurchase agreements totaling $61.5 million, or 5.5% of total assets, compared to $52.9 million, or 4.8% of total assets, as of December 31, 2024. Investment securities, including both the available-for-sale and held-to-maturity portfolios, totaled $161.9 million as of March 31, 2025, compared to $168.6 million as of December 31, 2024. As of March 31, 2025, the expected average life of securities in the investment portfolio was 4.0 years, compared to 3.6 years as of December 31, 2024.

Shareholders’ Equity

Shareholders’ equity increased by $2.6 million, or 2.6%, as of March 31, 2025, compared to December 31, 2024. The increase in shareholders’ equity during the three months ended March 31, 2025 resulted primarily from earnings, net of dividends paid and repurchases of shares of the Company's common stock. In addition, shareholders' equity was positively impacted during the quarter by reductions in the Company's accumulated other comprehensive loss resulting from changes in market interest rates, as well as the maturity of lower yielding investment securities.

Cash Dividends

During the three months ended March 31, 2025, the Company declared a cash dividend of $0.07 per share on its common stock, consistent with the dividend paid in the previous quarter. The Company’s cash dividend was increased during the fourth quarter of 2024, compared to a dividend declared of $0.05 per share in each of the first three quarters of 2024.

Share Repurchases

During the three months ended March 31, 2025, the Company completed the repurchase of 40,000 shares of its common stock at a weighted average price of $13.38 per share. The repurchases were completed under the Company’s previously announced share repurchase program. As of March 31, 2025, 872,813 shares remained available for repurchase under the program.

Regulatory Capital

During the three months ended March 31, 2025, the Bank continued to maintain capital ratios at higher levels than required to be considered a “well-capitalized” institution under applicable banking regulations. As of March 31, 2025, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 11.08%. Its total capital ratio was 12.23%, and its Tier 1 leverage ratio was 9.55%.

Liquidity

As of March 31, 2025, the Company continued to maintain funding capacity sufficient to provide adequate liquidity for loan growth, capital expenditures and ongoing operations. The Company benefits from a strong core deposit base, a liquid investment securities portfolio and access to funding from a variety of sources, including federal funds lines with other banking institutions, FHLB advances, the FRB's discount window, and brokered deposits.

Banking Center Growth

During the three months ended March 31, 2025, the Company continued its renovation of a banking center office in Daphne, Alabama that was purchased from another financial institution. This location is expected to serve as the Bank’s initial deposit gathering facility in the Daphne/Mobile area. It is currently anticipated that the location will open to the public by the fourth quarter of 2025.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is calculated as the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company’s earning assets consist of loans, investment securities, Federal Home Loan Bank stock, federal funds sold by the Bank, securities purchased under reverse repurchase agreements and interest-bearing deposits in banks. Interest-bearing liabilities consist of interest-bearing demand deposits and savings and time deposits, as well as short- and long-term borrowings.

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three months ended March 31, 2025 and 2024. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
ASSETS
Interest-earning assets:
Loans (1)	$824,531	$12,241	6.02%	$821,984	$12,853	6.29%
Investment securities	166,241	1,412	3.44%	134,719	865	2.58%
Federal Home Loan Bank stock	1,341	24	7.26%	914	18	7.92%
Federal funds sold and securities purchased under reverse repurchase agreements	4,850	53	4.43%	6,607	89	5.42%
Interest-bearing deposits in banks	26,220	288	4.45%	33,004	452	5.51%
Total interest-earning assets	1,023,183	14,018	5.56%	997,228	14,277	5.76%

Noninterest-earning assets	64,155			67,790
Total assets	$1,087,338			$1,065,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand deposits	$212,130	$493	0.94%	$201,261	$252	0.50%
Money market/savings deposits	257,046	1,544	2.44%	260,420	1,884	2.91%
Time deposits	330,241	2,832	3.48%	336,822	2,963	3.54%
Total interest-bearing deposits	799,417	4,869	2.47%	798,503	5,099	2.57%
Noninterest-bearing demand deposits	155,294	—	—	149,613	—	—
Total deposits	954,711	4,869	2.07%	948,116	5,099	2.16%
Borrowings	23,404	252	4.37%	14,545	138	3.82%
Total funding liabilities	978,115	5,121	2.12%	962,661	5,237	2.19%

Other noninterest-bearing liabilities	9,489			10,712
Shareholders’ equity	99,734			91,645
Total liabilities and shareholders' equity	$1,087,338			$1,065,018

Net interest income (2)		$8,897			$9,040
Net interest margin			3.53%			3.65%

(1)

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $4.0 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively.

(2)	Loan fees are included in interest amounts presented. Loan fees totaled $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

The following tables summarize the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Compared to			Compared to
	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:			Due to Change In:
	Volume	Average Yield/Rate	Net	Volume	Average Yield/Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$40	$(652)	$(612)	$728	$1,143	$1,871
Investment securities	202	345	547	20	162	182
Federal Home Loan Bank stock	8	(2)	6	(12)	2	(10)
Federal funds sold and securities purchased under reverse repurchase agreements	(24)	(12)	(36)	45	15	60
Interest-bearing deposits in banks	(93)	(71)	(164)	145	69	214
Total interest-earning assets	133	(392)	(259)	926	1,391	2,317
Interest expense on:
Demand deposits	14	227	241	(22)	79	57
Money market/savings deposits	(24)	(316)	(340)	190	1,141	1,331
Time deposits	(58)	(73)	(131)	339	1,235	1,574
Borrowings	84	30	114	(237)	(14)	(251)
Total interest-bearing liabilities	16	(132)	(116)	270	2,441	2,711
Increase (decrease) in net interest income	$117	$(260)	$(143)	$656	$(1,050)	$(394)

Interest income decreased by $0.3 million, comparing the three months ended March 31, 2025 to the three months ended March 31, 2024. Of the decrease, $0.4 million was attributable to lower average yields on interest-earning assets, which was partially offset by $0.1 million growth in interest-earning assets comparing the two periods.

The decrease in interest income was offset by a decrease in interest expense of $0.1 million, comparing the three months ended March 31, 2025 to the three months ended March 31, 2024. The decrease was primarily attributable to the reductions in market interest rates.

The Company’s net interest income and net interest margin during the first three months of 2025 continued to be impacted by changes in the interest rate environment that occurred during the latter months of 2024. Notably, between September and December 2024, the federal funds rate was reduced by 100 basis points, and generally, the Company’s earning assets repriced more quickly than interest-bearing liabilities during the latter part of 2024, reducing the Company’s net interest margin to 3.41% during the three months ended December 31 2024. During the first quarter of 2025, management continued efforts to both maximize earning asset growth and reduce interest expense, resulting in an improvement in net interest margin by 12 basis points, comparing the first quarter of 2025 to the fourth quarter of 2024. While net interest margin improved compared to the prior quarter, it remained below the levels recorded during the earlier periods of 2024. For the three months ended March 31, 2025, net interest margin was 3.53%, compared to 3.65% for the three months ended March 31, 2024. While management is continuing efforts to improve net interest margin, the results of these efforts cannot be fully predicted. Should market interest rates increase or decrease at significant levels, particularly over a short period of time, the Company’s net interest margin and net interest income could be negatively impacted.

Provision for Credit Losses

The Company recorded a provision for credit losses of $0.5 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, in which no provision for credit losses was recorded. The increase in the provision for credit losses comparing the three months ended March 31, 2025 to the corresponding period of 2024 was due primarily to an increase in loan volume. As of March 31, 2025, the Company’s ACL on loans and leases as a percentage of total loans was 1.23%, compared to 1.24% as of December 31, 2024.

Net charge-offs totaled $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. The ongoing timing of charge-offs, economic developments, and other factors that could impact the provision for credit losses cannot be fully predicted with certainty. Among other things, sustained levels of high inflation or an economic downturn in the Company's operating territories could negatively impact the Company’s borrowers, and could lead to increased provisions for credit losses in the future.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$288	$299	$(11)	(3.7)%
Bank-owned life insurance	137	131	6	4.6%
Lease income	284	257	27	10.5%
ATM fee income	84	85	(1)	(1.2)%
Other income	82	93	(11)	(11.8)%
Total non-interest income	$875	$865	$10	1.2%

The Company’s non-interest income remained relatively consistent, totaling $0.9 million for both the three months ended March 31, 2025 and 2024.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$3,736	$4,088	$(352)	(8.6)%
Net occupancy and equipment	875	894	(19)	(2.1)%
Computer services	412	443	(31)	(7.0)%
Insurance expense and assessments	384	391	(7)	(1.8)%
Fees for professional services	215	341	(126)	(37.0)%
Postage, stationery and supplies	149	178	(29)	(16.3)%
Telephone/data communications	199	192	7	3.6%
Collection and recoveries	70	26	44	169.2%
Directors fees	93	96	(3)	(3.1)%
Software amortization	108	90	18	20.0%
Other real estate/foreclosure expense, net	20	31	(11)	(35.5)%
Other expense	657	377	280	74.3%
Total non-interest expense	$6,918	$7,147	$(229)	(3.2)%

Non-interest expense totaled $6.9 million and $7.1 million during the three months ended March 31, 2025 and 2024, respectively. The expense reduction comparing the three months ended March 31, 2025 to the three months ended March 31, 2024 resulted primarily from decreases in salaries and benefits and fees for professional services. These reductions were partially offset by an increase in other expense that resulted primarily from a recovery of check fraud expense that occurred during the three months ended March 31, 2024, but was not repeated during the three months ended March 31, 2025.

Provision for Income Taxes

The provision for income taxes was $0.6 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective tax rate was 23.8% and 23.6%, respectively, for the same periods.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 4.0 years and 3.6 years as of March 31, 2025 and December 31, 2024, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity. As of March 31, 2025, available-for-sale securities totaled $161.3 million, or 99.6% of the total investment portfolio, compared to $167.9 million, or 99.6% of the total investment portfolio, as of December 31, 2024. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate bonds, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of March 31, 2025, held-to-maturity securities totaled $0.6 million, or 0.4% of the total investment portfolio, compared to $0.7 million, or 0.4% of the total investment portfolio, as of December 31, 2024. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Net unrealized losses in the available-for-sale portfolio totaled $4.0 million as of March 31, 2025, compared to $6.7 million as of December 31, 2024. Net unrealized losses within the available-for-sale portfolio were recognized, net of tax, in accumulated other comprehensive loss.

As of March 31, 2025, the Company evaluated both the available-for-sale and held-to-maturity portfolios for credit losses and concluded that no credit losses were included in either portfolio and that the unrealized losses in both portfolios resulted from the prevailing interest rate environment.

Loans and Leases

The Company’s total loan portfolio increased by $25.3 million, or 3.1%, as of March 31, 2025, compared to December 31, 2024. The tables below summarize loan balances by portfolio category, as well as the ACL, as of the end of each of the most recent five quarters as of March 31, 2025:

	Quarter Ended
	2025	2024
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$58,572	$65,537	$53,098	$72,183	$102,282
Secured by 1-4 family residential properties	68,523	69,999	70,067	70,272	74,361
Secured by multi-family residential properties	106,374	101,057	100,627	97,527	62,145
Secured by non-residential commercial real estate	214,065	227,751	224,611	218,386	212,465
Commercial and industrial loans	45,166	44,238	44,872	46,249	57,112
Consumer loans:
Direct	4,610	4,774	5,018	5,272	5,590
Indirect	351,025	309,683	305,015	309,237	308,986
Total loans	848,335	823,039	803,308	819,126	822,941
Allowance for credit losses on loans and leases	10,405	10,184	10,116	10,227	10,436
Net loans	$837,930	$812,855	$793,192	$808,899	$812,505

As of March 31, 2025 and December 31, 2024, the composition of the non-residential commercial real estate loan portfolio was as follows:

	March 31, 2025			December 31, 2024
	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
	(Dollars in Thousands)
Office	$9,830	$35,083	$44,913	$10,093	$36,811	$46,904
Retail single credit tenant	—	40,388	40,388	—	41,357	41,357
Industrial	5,572	45,369	50,941	5,696	45,477	51,173
Storage	767	14,730	15,497	780	14,835	15,615
Retail services	14,862	—	14,862	15,031	—	15,031
Retail with anchor	3,038	4,111	7,149	3,075	13,628	16,703
Nursing homes	17,962	—	17,962	17,961	—	17,961
Other	11,691	10,662	22,353	11,989	11,018	23,007
Total loans	$63,722	$150,343	$214,065	$64,625	$163,126	$227,751

As of March 31, 2025 and December 31, 2024, the composition of the construction, land development, and other land loans loan portfolio was as follows:

	March 31, 2025			December 31, 2024
	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
	(Dollars in Thousands)
Apartments	$—	$53,683	$53,683	$—	$61,118	$61,118
Farmland	3,011	—	3,011	3,057	—	3,057
Other	733	1,145	1,878	440	922	1,362
Total loans	$3,744	$54,828	$58,572	$3,497	$62,040	$65,537

The following table classifies the Company's fixed and variable rate loans as of March 31, 2025 according to contractual maturities of: (1) one year or less, (2) after one year through five years, (3) after five years through fifteen years, and (4) after fifteen years:

	March 31, 2025
	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
	(Dollars in Thousands)
Total loans:
Real estate loans:
Construction, land development and other land loans	$18,705	$39,743	$124	$—	$58,572
Secured by 1-4 family residential properties	1,706	13,841	22,371	30,605	68,523
Secured by multi-family residential properties	41,792	62,665	370	1,547	106,374
Secured by non-residential commercial real estate	34,416	105,558	74,091	—	214,065
Commercial and industrial loans	14,234	23,535	7,397	—	45,166
Consumer loans:
Direct	1,370	3,193	47	—	4,610
Indirect	515	16,724	333,786	—	351,025
Total loans	$112,738	$265,259	$438,186	$32,152	$848,335
Loans with fixed interest rates:
Real estate loans:
Construction, land development and other land loans	$851	$2,548	$124	$—	$3,523
Secured by 1-4 family residential properties	944	6,127	5,377	14,220	26,668
Secured by multi-family residential properties	—	35,758	370	166	36,294
Secured by non-residential commercial real estate	17,598	57,390	57,600	—	132,588
Commercial and industrial loans	6,616	15,490	7,397	—	29,503
Consumer loans:
Direct	1,356	3,193	47	—	4,596
Indirect	515	16,724	333,786	—	351,025
Total loans with fixed interest rates	$27,880	$137,230	$404,701	$14,386	$584,197
Loans with variable interest rates:
Real estate loans:
Construction, land development and other land loans	$17,854	$37,195	$—	$—	$55,049
Secured by 1-4 family residential properties	762	7,714	16,994	16,385	41,855
Secured by multi-family residential properties	41,792	26,907	—	1,381	70,080
Secured by non-residential commercial real estate	16,818	48,168	16,491	—	81,477
Commercial and industrial loans	7,618	8,045	—	—	15,663
Consumer loans:
Direct	14	—	—	—	14
Indirect	—	—	—	—	—
Total loans with variable interest rates	$84,858	$128,029	$33,485	$17,766	$264,138

Allowance for Credit Losses on Loans and Leases

The tables below summarize changes in the ACL on loans and leases for each of the most recent five quarters as of March 31, 2025:

	Quarter Ended
	2025	2024
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Balance at beginning of period	$10,184	$10,116	$10,227	$10,436	$10,507
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	—	—	—	—	(2)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-residential commercial real estate	—	(248)	—	—	—
Commercial and industrial loans	—	(8)	(16)	(97)	—
Consumer loans:
Direct	—	(9)	(25)	(6)	(22)
Indirect	(422)	(332)	(370)	(313)	(366)
Total charge-offs	(422)	(597)	(411)	(416)	(390)
Recoveries:
Real estate loans:
Construction, land development and other land loans	—	—	—	20	—
Secured by 1-4 family residential properties	6	10	11	12	23
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-residential commercial real estate	—	—	—	—	—
Commercial and industrial loans	16	2	—	—	—
Consumer loans:	—
Direct	57	51	71	78	100
Indirect	74	39	78	97	84
Total recoveries	153	102	160	207	207
Net charge-offs	(269)	(495)	(251)	(209)	(183)
Provision for credit losses	490	563	140	—	112
Ending balance	$10,405	$10,184	$10,116	$10,227	$10,436
Ending balance as a percentage of loans	1.23%	1.24%	1.26%	1.25%	1.27%
Net charge-offs as a percentage of average loans	0.13%	0.14%	0.12%	0.10%	0.09%

Allowance for Credit Losses on Unfunded Lending Commitments

The Company records an ACL on unfunded lending commitments in which the Company is exposed to credit risk via a present contractual obligation to extend credit unless the obligation is unconditionally cancellable. Unconditional lending commitments generally include unfunded term loan agreements, home equity lines of credit, lines of credit, and demand deposit account overdraft protection.

As of both March 31, 2025 and December 31, 2024, the Company’s reserve for unfunded commitments, which is recorded in other liabilities in the Company’s consolidated balance sheets, totaled $0.4 million.

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of March 31, 2025 were as follows:

	Quarter Ended
	2025	2024
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Non-accrual loans	$3,668	$3,949	$6,051	$2,337	$2,393
Other real estate owned	1,328	1,509	538	542	572
Total	$4,996	$5,458	$6,589	$2,879	$2,965
Nonperforming assets as a percentage of total loans and other real estate	0.59%	0.66%	0.83%	0.35%	0.36%
Nonperforming assets as a percentage of total assets	0.44%	0.50%	0.60%	0.27%	0.28%
Non-accrual loans as a percentage of total loans	0.43%	0.48%	0.75%	0.29%	0.29%
ACL as a percentage of non-accrual loans	283.67%	257.89%	167.18%	437.61%	436.11%

Allocation of Allowance for Credit Losses on Loans and Leases

While no portion of the ACL is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the ACL as of March 31, 2025 and December 31, 2024:

	As of and for the Three Months Ended			As of and for the Year Ended
	March 31, 2025			December 31, 2024
	Allowance Allocation	Allowance as Percentage of Total Loans	Net Charge-offs as a Percentage of Average Loans	Allowance Allocation	Allowance as Percentage of Total Loans	Net Charge-offs as a Percentage of Average Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$279	0.48%	—	$352	0.54%	-0.03%
Secured by 1-4 family residential properties	355	0.52%	-0.03%	406	0.58%	-0.07%
Secured by multi-family residential properties	529	0.50%	—	546	0.54%	—
Secured by non-residential commercial real estate	1,271	0.59%	—	1,428	0.63%	0.11%
Commercial and industrial loans	1,527	3.38%	-0.13%	1,531	3.46%	0.22%
Consumer loans:
Direct	47	1.02%	-4.49%	49	1.03%	-4.09%
Indirect	6,397	1.82%	0.44%	5,872	1.90%	0.35%
Total	$10,405	1.23%	0.13%	$10,184	1.24%	0.14%

Deposits

Total deposits decreased to $962.0 million as of March 31, 2025, from $972.6 million as of December 31, 2024, a decrease of 1.1%. The decrease was due primarily to reductions in interest-bearing demand deposit accounts, and to a lesser extent, reductions in non-interest-bearing demand deposit accounts. These reductions resulted in part from lower deposit pricing implemented by management during the quarter in an effort to improve net interest margin. Core deposits, which exclude time deposits of $250 thousand or more and all brokered deposits, provide a relatively stable funding source that supports earning assets. Core deposits totaled $813.9 million, or 84.6% of total deposits, as of March 31, 2025, compared to $837.7 million, or 86.1% of total deposits, as of December 31, 2024.

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

Other Interest-Bearing Liabilities

Other interest-bearing liabilities that are used by the Company as an alternative source of funds consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances, and subordinated debt. As of March 31, 2025, other interest-bearing liabilities totaled 6.5% of total interest-bearing liabilities, compared to 2.5% as of December 31, 2024.

Shareholders’ Equity

As of March 31, 2025, shareholders’ equity totaled $101.2 million, or 9.0% of total assets, compared to $98.6 million, or 9.0% of total assets, as of December 31, 2024. The increase in shareholders’ equity during the three months ended March 31, 2025 resulted primarily from earnings, net of dividends paid and repurchases of shares of the Company's common stock. In addition, shareholders' equity was positively impacted during the three months ended March 31, 2025 by reductions in the Company's accumulated other comprehensive loss resulting from changes in market interest rates, as well as the maturity of lower yielding investment securities.

During the three months ended March 31, 2025, the Company declared a cash dividend of $0.07 per share on its common stock, consistent with the dividend paid in the previous quarter. The Company’s cash dividend was increased during the fourth quarter of 2024, compared to a dividend declared of $0.05 per share in each of the first three quarters of 2024.

In addition, during the three months ended March 31, 2025, the Company completed the repurchase of 40,000 shares of its common stock at a weighted average price of $13.38 per share. The repurchases were completed under the Company’s previously announced share repurchase program. As of March 31, 2025, 872,813 shares remained available for repurchase under the program. No shares were repurchased by the Company during the three months ended March 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold and securities purchased under reverse repurchase agreements, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $264.4 million as of March 31, 2025 and $279.0 million as of December 31, 2024. Investment securities forecasted to mature or reprice in one year or less were estimated to be $27.6 million and $29.6 million of the investment portfolio as of March 31, 2025 and December 31, 2024, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. The investment securities portfolio had an estimated average life of 4.0 years and 3.6 years as of March 31, 2025 and December 31, 2024, respectively. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Company had $25.0 million and $10.0 million of outstanding borrowings under FHLB advances as of March 31, 2025 and December 31, 2024, respectively. The Company's use of FHLB advances varies depending on fluctuations in deposits and other funding sources, as well as their use in interest rate hedging strategies. The Company had up to $285.3 million and $319.9 million in remaining unused credit from the FHLB (subject to available collateral, which may include eligible investment securities and loans) as of March 31, 2025 and December 31, 2024, respectively.

The Company also has access to the FRB’s discount window. The discount window allows borrowing on pledged collateral that includes eligible investment securities and loans. The Company maintains pledges of its consumer indirect loan portfolio and selected investment securities with the FRB as collateral to provide immediate access to funding through the discount window. As of March 31, 2025 and December 31, 2024 the Company had $160.0 and $165.1 million, respectively, in borrowing capacity with the FRB’s discount window. As of March 31, 2025 and December 31, 2024, the Bank had $20.0 million and zero, respectively, in outstanding federal funds purchased from the FRB's discount window.

In addition to collateralized funding sources through the FHLB and FRB, the Company had $48.0 million in unused established unsecured lines of credit with banks as of both March 31, 2025 and December 31, 2024.

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031. Net of unamortized debt issuance costs, the subordinated notes were recorded as long-term borrowings totaling $10.9 million as of both March 31, 2025 and December 31, 2024.

The table below provides information on the Company’s on-balance sheet liquidity, as well as readily available off-balance sheet sources of liquidity, as of both March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
	(Dollars in Thousands)
	(Unaudited)	(Unaudited)
Liquidity from cash, federal funds sold and securities purchased under reverse repurchase agreements:
Cash and cash equivalents	$56,041	$47,216
Federal funds sold and securities purchased under reverse repurchase agreements	5,451	5,727
Total liquidity from cash, federal funds sold and securities purchased under reverse repurchase agreements	61,492	52,943
Liquidity from pledgable investment securities:
Investment securities available-for sale, at fair value	161,314	167,888
Investment securities held-to-maturity, at amortized cost	632	682
Less: securities pledged	(62,563)	(72,110)
Less: estimated collateral value discounts	(10,319)	(10,164)
Liquidity from pledgable investment securities	89,064	86,296
Liquidity from unused lendable collateral (loans) at FHLB	9,180	45,388
Liquidity from unused lendable collateral (loans and securities) at FRB	160,043	165,061
Unsecured lines of credit with banks	48,000	48,000
Total readily available liquidity	$367,779	$397,688

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

The unused lendable collateral value at the FHLB presented in the table represents only the amount immediately available to the Company from loans already pledged by the Company to the FHLB as of each consolidated balance sheet date presented. As of March 31, 2025 and December 31, 2024, the Company's total remaining credit availability with the FHLB was $285.3 million and $319.9 million, respectively, subject to the pledging of additional collateral which may include eligible investment securities and loans. In addition, the Company has access to additional sources of liquidity that generally could be obtained over a period of time. For example, the Company has access to unsecured brokered deposits through the wholesale funding markets. Management believes the Company’s on-balance sheet and other readily available liquidity provide strong indicators of the Company’s ability to fund obligations in a stressed liquidity environment.

Excluding wholesale brokered deposits, as of March 31, 2025, the Company had approximately 29 thousand deposit accounts with an average balance of approximately $30.0 thousand per account. Estimated uninsured deposits (calculated as deposit amounts per deposit holder in excess of $250 thousand, the maximum amount of federal deposit insurance, and excluding deposits secured by pledged assets) totaled $202.6 million, or 21.1% of total deposits, as of March 31, 2025. As of December 31, 2024, estimated uninsured deposits totaled $216.8 million, or 22.2% of total deposits.

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a quarterly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of March 31, 2025, pre-tax net interest margin and net interest income are forecasted to change over timeframes of one year and two years under the six listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	1 Year	2 Years
+1%	1	2
+2%	1	3
+3%	(1)	2
-1%	(6)	(8)
-2%	(12)	(19)
-3%	(21)	(33)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	1 Year	2 Years
+1%	$112	$524
+2%	116	712
+3%	(136)	379
-1%	(702)	(1,840)
-2%	(1,343)	(4,252)
-3%	(2,345)	(7,505)

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2025, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of March 31, 2025, that Bancshares’ disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A list of factors that could materially affect the Company’s business, financial condition and/or operating results is included in Part I, Item 1A, “Risk Factors” in the Company's 2024 Form 10-K. There have been no material changes to such risk factors. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the first quarter of 2025:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
January 1 – January 31	687	$12.68	—	912,813
February 1 – February 28	16,547	$13.10	16,500	896,313
March 1 – March 31	23,545	$13.58	23,500	872,813
Total	40,779	$13.37	40,000	872,813

(1)
Includes 779 shares that were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the first quarter of 2025.
(2)
40,000 shares were repurchased during the first quarter of 2025 pursuant to Bancshares’ publicly announced share repurchase program, which was initially approved by the Board of Directors on January 19, 2006 and authorized the repurchase of up to 642,785 shares of common stock. Most recently, in November 2024, the Board approved the repurchase of an additional 600,000 shares under the share repurchase program and the extension of the expiration date of the program to December 31, 2025. As of March 31, 2025, Bancshares was authorized to repurchase up to 872,813 shares of common stock under the share repurchase program.

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

3.2

Amended and Restated Bylaws of First US Bancshares, Inc., effective as of January 29, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-14549), filed on January 30, 2025).

10.1	First US Bancshares, Inc. 2025 Cash Incentive Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on February 12, 2025).

10.2*	First US Bancshares, Inc. Non-Employee Director Fee Schedule

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Comprehensive Income, (iii) Interim Condensed Consolidated Statements of Operations, (iv) Interim Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.

________________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: May 8, 2025

By:	/s/ Thomas S. Elley
Thomas S. Elley
Its Senior Executive Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)