Form 10-Q
period 2025-06-30
FIRST US BANCSHARES, INC.
filed 2025-08-07
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2025
Common Stock, $0.01 par value	5,759,659 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARY

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiary, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations, performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties. Certain factors that could affect the accuracy of such forward-looking statements and cause actual results to differ materially from those projected in such forward-looking statements are identified in the Company’s filings with the Securities and Exchange Commission (the “SEC”), and forward-looking statements contained herein or in other public statements of the Company or its senior management should be considered in light of those factors. Such factors may include adverse developments in the financial services industry; the effects of any government shutdown; loan losses may be greater than anticipated; our ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations; the increased lending risks associated with commercial real estate lending; potential weakness in the residential real estate market; liquidity risks; the impact of national and local market conditions on the Company’s business and operations; the effects of significant changes to the structure and operations of the federal government; strong competition in the banking industry; the impact of changes in interest rates and monetary policy on the Company’s performance and financial condition; the effects of fiscal challenges facing the U.S. government or any potential government shutdown; the impact of technological changes in the banking and financial service industries and potential information system failures; cybersecurity and data privacy threats; the risks and challenges presented by the development and use of artificial intelligence (“AI”); the costs of complying with extensive governmental regulation; the risk that internal controls and procedures might fail or be circumvented; the impact of changing accounting standards and tax laws on the Company’s financial results; the potential impact of climate change and related legislative and regulatory initiatives; the possibility that acquisitions may not produce anticipated results and result in unforeseen integration difficulties; the volatility of our stock price and our dependence on the soundness of other financial institutions; and other risk factors described from time to time in the Company’s public filings, including, but not limited to, the Company’s most recent Annual Report on Form 10-K. Relative to the Company’s dividend policy, the payment of cash dividends is subject to the discretion of the Board of Directors and will be determined in light of then-current conditions, including the Company’s earnings, leverage, operations, financial conditions, capital requirements and other factors deemed relevant by the Board of Directors. In the future, the Board of Directors may change the Company’s dividend policy, including the frequency or amount of any dividend, in light of then-existing conditions.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Cash and due from banks	$9,380	$10,633
Interest-bearing deposits in banks	44,575	36,583
Total cash and cash equivalents	53,955	47,216
Federal funds sold and securities purchased under reverse repurchase agreements	4,850	5,727
Investment securities available-for-sale, at fair value (amortized cost $159,563 and $174,597; net of allowance for credit losses of $- and $-)	156,576	167,888
Investment securities held-to-maturity, at amortized cost, net of allowance for credit losses of $- and $-, (fair value 2025 - $535, 2024 - $642)	561	682
Federal Home Loan Bank stock, at cost	1,741	1,256
Loans and leases held for investment	871,431	823,039
Less: allowance for credit losses on loans and leases	11,388	10,184
Net loans and leases held for investment	860,043	812,855
Premises and equipment, net of accumulated depreciation	26,479	24,803
Cash surrender value of bank-owned life insurance	17,198	17,056
Accrued interest receivable	3,867	3,588
Goodwill and core deposit intangible, net	7,447	7,484
Other real estate owned	1,298	1,509
Other assets	9,364	11,022
Total assets	$1,143,379	$1,101,086
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$150,894	$155,945
Interest-bearing	835,952	816,612
Total deposits	986,846	972,557
Accrued interest expense	1,981	1,751
Other liabilities	6,751	7,282
Short-term borrowings	35,000	10,000
Long-term borrowings	10,909	10,872
Total liabilities	1,041,487	1,002,462
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,920,149 and 7,840,348 shares issued, respectively; 5,755,064 and 5,696,171 shares outstanding, respectively	79	78
Additional paid-in capital	15,619	15,540
Accumulated other comprehensive loss, net of tax	(2,065)	(4,344)
Retained earnings	117,988	116,865
Less treasury stock: 2,165,085 and 2,144,177 shares at cost, respectively	(29,729)	(29,515)
Total shareholders’ equity	101,892	98,624
Total liabilities and shareholders’ equity	$1,143,379	$1,101,086

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$12,989	$12,930	$25,230	$25,783
Interest on investment securities	1,335	1,108	2,747	1,973
Interest on deposits in banks	451	423	739	875
Other	79	85	156	192
Total interest income	14,854	14,546	28,872	28,823
Interest expense:
Interest on deposits	5,125	5,210	9,994	10,309
Interest on borrowings	253	160	505	298
Total interest expense	5,378	5,370	10,499	10,607
Net interest income	9,476	9,176	18,373	18,216
Provision for credit losses	2,717	—	3,245	—
Net interest income after provision for credit losses	6,759	9,176	15,128	18,216
Non-interest income:
Service and other charges on deposit accounts	278	298	566	597
Lease income	269	253	553	510
Other income, net	302	284	605	593
Total non-interest income	849	835	1,724	1,700
Non-interest expense:
Salaries and employee benefits	3,945	3,890	7,681	7,978
Net occupancy and equipment	937	954	1,812	1,848
Computer services	421	444	833	887
Insurance expense and assessments	366	414	750	805
Fees for professional services	470	364	685	705
Other expense	1,305	1,206	2,601	2,196
Total non-interest expense	7,444	7,272	14,362	14,419
Income before income taxes	164	2,739	2,490	5,497
Provision for income taxes	9	612	563	1,263
Net income	$155	$2,127	$1,927	$4,234
Basic net income per share	$0.03	$0.36	$0.33	$0.72
Diluted net income per share	$0.03	$0.34	$0.32	$0.68
Dividends per share	$0.07	$0.05	$0.14	$0.10

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net income	$155	$2,127	$1,927	$4,234
Other comprehensive income:
Unrealized holding gains on securities available-for-sale arising during period, net of tax expense of $259, $124, $930, and $101, respectively	781	370	2,792	297
Unrealized holding losses arising during the period on effective cash flow hedge derivatives, net of tax benefit of $45, $0, $148 and $0, respectively	(135)	—	(440)	—
Reclassification adjustments on cash flow hedge derivatives realized in net income, net of tax benefit of $12, $39, $24, and $78, respectively	(37)	(117)	(73)	(234)
Other comprehensive income	609	253	2,279	63
Total comprehensive income	$764	$2,380	$4,206	$4,297

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the three months ended June 30, 2025 and 2024 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, March 31, 2024	5,787,441	$75	$15,122	$(6,621)	$111,777	$(28,027)	$92,326
Net income	—	—	—	—	2,127	—	2,127
Net change in fair value of securities available-for-sale, net of tax	—	—	—	370	—	—	370
Net change in fair value of derivative instruments, net of tax	—	—	—	(117)	—	—	(117)
Dividends declared: $0.05 per share	—	—	—	—	(289)	—	(289)
Reissuance of treasury stock as compensation	11,293		(158)			158	—
Impact of stock-based compensation plans, net	22,520	3	236	—	—	(3)	236
Impact of common stock share repurchases	(77,000)	—	—	—	—	(817)	(817)
Balance, June 30, 2024	5,744,254	$78	$15,200	$(6,368)	$113,615	$(28,689)	$93,836

Balance, March 31, 2025	5,739,286	$79	$15,308	$(2,674)	$118,236	$(29,718)	$101,231
Net income	—	—	—	—	155	—	155
Net change in fair value of securities available-for-sale, net of tax	—	—	—	781	—	—	781
Net change in fair value of derivative instruments, net of tax	—	—	—	(172)	—	—	(172)
Dividends declared: $0.07 per share	—	—	—	—	(403)	—	(403)
Impact of stock-based compensation plans, net	15,778	—	311	—	—	(11)	300
Balance, June 30, 2025	5,755,064	$79	$15,619	$(2,065)	$117,988	$(29,729)	$101,892

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the six months ended June 30, 2025 and 2024 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, December 31, 2023	5,735,075	$75	$14,972	$(6,431)	$109,959	$(27,982)	$90,593
Net income	—	—	—	—	4,234	—	4,234
Net change in fair value of securities available-for-sale, net of tax	—	—	—	297	—	—	297
Net change in fair value of derivative instruments, net of tax	—	—	—	(234)	—	—	(234)
Dividends declared: $0.10 per share	—	—	—	—	(578)	—	(578)
Reissuance of treasury stock as compensation	11,293	—	(158)	—	—	158	—
Impact of stock-based compensation plans, net	74,886	3	386	—	—	(48)	341
Impact of common stock share repurchases	(77,000)	—	—	—	—	(817)	(817)
Balance, June 30, 2024	5,744,254	$78	$15,200	$(6,368)	$113,615	$(28,689)	$93,836

Balance, December 31, 2024	5,696,171	$78	$15,540	$(4,344)	$116,865	$(29,515)	$98,624
Net income	—	—	—	—	1,927	—	1,927
Net change in fair value of securities available-for-sale, net of tax	—	—	—	2,792	—	—	2,792
Net change in fair value of derivative instruments, net of tax	—	—	—	(513)	—	—	(513)
Dividends declared: $0.14 per share	—	—	—	—	(804)	—	(804)
Reissuance of treasury stock as compensation	31,550	—	(434)	—	—	434	—
Impact of stock-based compensation plans, net	67,343	1	513	—	—	(113)	401
Impact of common stock share repurchases	(40,000)	—	—	—	—	(535)	(535)
Balance, June 30, 2025	5,755,064	$79	$15,619	$(2,065)	$117,988	$(29,729)	$101,892

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net income	$1,927	$4,234
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	838	776
Provision for credit losses	3,245	—
Deferred income tax expense	119	511
Reclassification of unrealized gains on terminated derivative contracts	(97)	(625)
Stock-based compensation expense	381	319
Net accretion of securities	(312)	(100)
Amortization of intangible assets	37	74
Net loss on premises and equipment and other real estate	14	717
Changes in assets and liabilities:
Increase in cash surrender value of bank owned life insurance	(142)	(173)
(Increase) decrease in accrued interest receivable	(279)	189
Decrease (increase) in other assets	268	(416)
Increase (decrease) in accrued interest expense	230	(4)
Decrease in other liabilities	(574)	(2,130)
Net cash provided by operating activities	5,655	3,372
Cash flows from investing activities:
Net decrease in federal funds sold and securities purchased under reverse repurchase agreements	877	3,955
Purchases of investment securities, available-for-sale	(9,645)	(27,523)
Proceeds from maturities and prepayments of investment securities, available-for-sale	24,991	19,577
Proceeds from maturities and prepayments of investment securities, held-to-maturity	121	236
Net increase in Federal Home Loan Bank stock	(485)	(293)
Net (increase) decrease in loans and leases held for investment	(51,052)	1,412
Proceeds from the sale of premises and equipment, other real estate and repossessions	628	480
Purchases of premises and equipment	(2,321)	(1,166)
Net cash used in investing activities	(36,886)	(3,322)
Cash flows from financing activities:
Net increase in deposits	14,289	4,264
Net increase in short-term borrowings	25,000	5,000
Net share-based compensation transactions	20	22
Repurchases of common stock	(535)	(817)
Dividends paid	(804)	(578)
Net cash provided by financing activities	37,970	7,891
Net increase in cash and cash equivalents	6,739	7,941
Cash and cash equivalents, beginning of period	47,216	50,279
Cash and cash equivalents, end of period	$53,955	$58,220
Supplemental disclosures:
Cash paid for:
Interest	$10,269	$10,661
Income taxes	458	2,171
Non-cash transactions:
Assets acquired in settlement of loans	768	846
Reissuance of treasury stock as compensation	434	158

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

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding ("basic shares"). Included in basic shares are stock equivalent shares that have been accrued as of the balance sheet date as deferred compensation for members of Bancshares’ Board of Directors under the Non-Employee Directors' Deferred Compensation Plan (as defined below and discussed further in Note 9). Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period ("dilutive shares"). The dilutive shares consist of unexercised nonqualified stock options granted to employees and members of Bancshares’ Board of Directors pursuant to the Company's Incentive Plan (as defined below and discussed further in Note 10).

The following table reflects the weighted average shares used to calculate basic and diluted net income per share for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Weighted average shares outstanding	5,745,514	5,770,960	5,729,990	5,762,892
Weighted average director stock equivalent shares	78,474	109,747	91,210	111,159
Basic shares	5,823,988	5,880,707	5,821,200	5,874,051
Dilutive shares	231,000	327,700	231,000	327,700
Diluted shares	6,054,988	6,208,407	6,052,200	6,201,751

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Dollars in Thousands, Except Per Share Data)
Net income	$155	$2,127	$1,927	$4,234
Basic net income per share	$0.03	$0.36	$0.33	$0.72
Diluted net income per share	$0.03	$0.34	$0.32	$0.68

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

Accounting Standards Not Yet Adopted

The following table provides a description of recent accounting standards that have not yet been adopted as of June 30, 2025.

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

3.
INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of June 30, 2025 and December 31, 2024 were as follows:

	Available-for-Sale
	June 30, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$89,461	$1,134	$(1,638)	$88,957
Commercial	10,431	88	(145)	10,374
Obligations of U.S. government-sponsored agencies	10,584	150	(409)	10,325
Obligations of states and political subdivisions	1,305	—	(9)	1,296
Corporate notes	17,760	45	(1,270)	16,535
U.S. Treasury securities	30,022	—	(933)	29,089
Total	$159,563	$1,417	$(4,404)	$156,576

	Held-to-Maturity
	June 30, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$206	$—	$(6)	$200
Obligations of U.S. government-sponsored agencies	344	—	(19)	325
Obligations of states and political subdivisions	11	—	(1)	10
Total	$561	$—	$(26)	$535

	Available-for-Sale
	December 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$87,703	$347	$(2,768)	$85,282
Commercial	12,105	17	(202)	11,920
Obligations of U.S. government-sponsored agencies	11,436	18	(620)	10,834
Obligations of states and political subdivisions	1,577	—	(28)	1,549
Corporate notes	17,757	58	(1,871)	15,944
U.S. Treasury securities	44,019	—	(1,660)	42,359
Total	$174,597	$440	$(7,149)	$167,888

	Held-to-Maturity
	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$264	$—	$(10)	$254
Obligations of U.S. government-sponsored agencies	384	—	(27)	357
Obligations of states and political subdivisions	34	—	(3)	31
Total	$682	$—	$(40)	$642

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of June 30, 2025 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$15,417	$15,223	$—	$—
Maturing after one to five years	20,559	19,777	211	207
Maturing after five to ten years	60,449	57,655	258	241
Maturing after ten years	63,138	63,921	92	87
Total	$159,563	$156,576	$561	$535

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following tables reflect fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2025 and December 31, 2024.

	Available-for-Sale
	June 30, 2025
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$4,707	$(20)	$25,511	$(1,618)
Commercial	829	(3)	4,538	(142)
Obligations of U.S. government-sponsored agencies	—	—	4,655	(409)
Obligations of states and political subdivisions	—	—	1,296	(9)
Corporate notes	—	—	14,490	(1,270)
U.S. Treasury securities	—	—	29,089	(933)
Total	$5,536	$(23)	$79,579	$(4,381)

	Held-to-Maturity
	June 30, 2025
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$200	$(6)
Obligations of U.S. government-sponsored agencies	—	—	325	(19)
Obligations of states and political subdivisions	—	—	10	(1)
Total	$—	$—	$535	$(26)

	Available-for-Sale
	December 31, 2024
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$41,417	$(424)	$28,520	$(2,344)
Commercial	3,374	(13)	5,331	(189)
Obligations of U.S. government-sponsored agencies	3,823	(1)	4,457	(619)
Obligations of states and political subdivisions	—	—	1,549	(28)
Corporate notes	—	—	13,886	(1,871)
U.S. Treasury securities	—	—	42,359	(1,660)
Total	$48,614	$(438)	$96,102	$(6,711)

	Held-to-Maturity
	December 31, 2024
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$254	$(10)
Obligations of U.S. government-sponsored agencies	—	—	357	(27)
Obligations of states and political subdivisions	—	—	31	(3)
Total	$—	$—	$642	$(40)

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

As of June 30, 2025, 92 available-for-sale debt securities had been in a loss position for more than 12 months, and four available-for-sale debt securities had been in a loss position for less than 12 months. As of December 31, 2024, 97 available-for-sale debt securities had been in a loss position for more than 12 months, and 16 available-for-sale debt securities had been in a loss position for less than 12 months. As of June 30, 2025, the Company had the current intent and ability to retain its investments for a period of time that management believes to be sufficient to allow for any anticipated recovery of fair value. As of June 30, 2025 and December 31, 2024, the losses for all available-for-sale securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Accordingly, no allowance for credit losses ("ACL") was considered necessary related to available-for-sale securities as of June 30, 2025 or December 31, 2024. Accrued interest receivable is excluded from the estimate of credit losses for available-for-sale securities. As of both June 30, 2025 and December 31, 2024, accrued interest receivable totaled $0.7 million with no related ACL and was reported in the accrued interest line on the accompanying consolidated balance sheets.

Held-to-Maturity Considerations

Each quarter, management evaluates the held-to-maturity investment portfolio on a collective basis by major security type to determine whether an ACL is needed. Qualitative factors are used in the Company’s credit loss assessments, including current and forecasted economic conditions, the characteristics of the debt issuer, and the historic ability of the issuer to make contractual principal and interest payments. Specifically, with regard to mortgage-backed securities or obligations of U.S. government sponsored agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are either backed by the full faith and credit of the U.S. government or the agency. With regard to obligations of states and political subdivisions, management considers issuer bond ratings, historical loss rates for given bond ratings, and whether the issuers continue to make timely principal and interest payments under contractual terms of the securities. Based on these evaluations, no ACL was recorded by the Company for the held-to-maturity investment portfolio as of June 30, 2025 or December 31, 2024. As of both June 30, 2025 and December 31, 2024, accrued interest receivable totaled $2.0 thousand with no related ACL and was reported in the accrued interest line on the accompanying consolidated balance sheets.

Pledged Securities

Investment securities with a carrying value of $62.6 million and $72.1 million as of June 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and for other purposes.

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

Indirect consumer – This portfolio segment includes loans secured by collateral purchased by consumers at retail stores with whom the Company has an established relationship to provide financing for the retail products sold if applicable underwriting standards are met. The collateral securing these loans primarily includes boats, recreational vehicles/campers, horse trailers and cargo trailers.

As of June 30, 2025 and December 31, 2024, the composition of the loan portfolio by portfolio segment was as follows:

	June 30, 2025	December 31, 2024
Real estate loans:
Construction, land development and other land loans	$48,101	$65,537
Secured by 1-4 family residential properties	67,587	69,999
Secured by multi-family residential properties	118,807	101,057
Secured by non-residential commercial real estate	215,035	227,751
Commercial and industrial loans and leases (1)	40,986	44,238
Consumer loans:
Direct	4,836	4,774
Indirect	376,079	309,683
Total loans	871,431	823,039
Less: Allowance for credit losses on loans and leases	11,388	10,184
Net loans (2)	$860,043	$812,855

(1)
Includes equipment financing leases, which totaled $14.3 million as of June 30, 2025 and $14.2 million as of December 31, 2024.
(2)
Loans are presented net of unearned income and unamortized deferred fees and costs of $0.7 million and $0.8 million as of June 30, 2025 and December 31, 2024, respectively. Loans are also presented net of unamortized premiums associated with indirect loans of $15.1 million and $10.6 million as of June 30, 2025 and December 31, 2024, respectively.

Accrued interest receivable is not included in the amortized cost basis of the Company's loans held for investment ("LHFI"). As of June 30, 2025 and December 31, 2024, accrued interest receivable for LHFI totaled $3.1 million and $2.8 million, respectively, with no related ACL and was reported in the accrued interest line on the accompanying consolidated balance sheets.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 51.6% and 56.4% of the portfolio was concentrated in loans secured by real estate as of June 30, 2025 and December 31, 2024, respectively.

Loans with a carrying value of $86.8 million and $92.6 million were pledged as collateral to secure Federal Home Loan Bank (“FHLB”) borrowings as of June 30, 2025 and December 31, 2024, respectively. In addition, loans with a carrying value of $343.9 million and $285.2 million were pledged to secure borrowings with the Federal Reserve Bank ("FRB") as of June 30, 2025 and December 31, 2024, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments were $22.9 million and $11.4 million as of June 30, 2025 and December 31, 2024, respectively. During the six months ended June 30, 2025, there were new loans of $11.5 million to related parties, and no repayments made by related parties. During the year ended December 31, 2024, there were new loans of $1.4 million to related parties, and repayments made of $1.4 million by related parties.

Allowance for Credit Losses

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

Summary of Allowances for Credit Losses

The following tables present changes in the ACL on loans and leases, as well as unfunded lending commitments, during the six months ended June 30, 2025 and 2024:

	As of and for the Six Months Ended June 30, 2025
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Residential Commercial Real estate	Commercial and Industrial	Direct Consumer	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses on loans and leases:
Beginning balance	$352	$406	$546	$1,428	$1,531	$49	$5,872	$10,184
Charge-offs	—	—	—	—	(1,191)	(5)	(1,017)	(2,213)
Recoveries	—	11	—	—	16	107	118	252
Provision for (recovery of) credit losses on loans and leases	(69)	(5)	168	177	647	(68)	2,315	3,165
Allowance for credit losses on loans and leases	$283	$412	$714	$1,605	$1,003	$83	$7,288	$11,388

Allowance for credit losses on unfunded lending commitments:
Beginning balance	$280	$1	$43	$16	$34	$2	$—	$376
Provision for (recovery of) credit losses on unfunded lending commitments	82	—	2	(9)	5	—	—	80
Allowance for credit losses on unfunded lending commitments	$362	$1	$45	$7	$39	$2	$—	$456

	As of and for the Six Months Ended June 30, 2024
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Residential Commercial Real estate	Commercial and Industrial	Direct Consumer	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses on loans and leases:
Beginning balance	$565	$591	$415	$1,425	$513	$64	$6,934	$10,507
Charge-offs	—	(2)	—	—	(97)	(28)	(679)	(806)
Recoveries	20	35	—	—	—	178	181	414
Provision for (recovery of) credit losses on loans and leases	(50)	(78)	343	280	(23)	(162)	(198)	112
Allowance for credit losses on loans and leases	$535	$546	$758	$1,705	$393	$52	$6,238	$10,227

Allowance for credit losses on unfunded lending commitments:
Beginning balance	$450	$1	$9	$2	$102	$5	$—	$569
Provision for (recovery of) credit losses on unfunded lending commitments	(100)	(1)	(1)	4	(14)	—	—	(112)
Allowance for credit losses on unfunded lending commitments	$350	$—	$8	$6	$88	$5	$—	$457

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
•
Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Company did not have any loans classified as Loss (Risk Grade 9) as of June 30, 2025 or December 31, 2024.

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

The tables below illustrate the carrying amount of loans and leases by credit quality indicator and year of origination as of June 30, 2025, as well as gross charge-offs for the six months ended June 30, 2025.

		June 30, 2025
		Loans at Amortized Cost Basis by Origination Year
		2025	2024	2023	2022	2021	Prior	Total
		(Dollars in Thousands)
Commercial:

Construction, land development and other land loans	Pass	$958	$5,140	$12,376	$19,114	$7,957	$182	$45,727
	Special Mention	—	—	—	—	52	—	52
	Substandard	—	—	2,322	—	—	—	2,322
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$958	$5,140	$14,698	$19,114	$8,009	$182	$48,101

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by multi-family residential properties	Pass	$594	$201	$8,927	$53,635	$22,620	$24,331	$110,308
	Special Mention	—	—	—	8,499	—	—	8,499
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$594	$201	$8,927	$62,134	$22,620	$24,331	$118,807

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by non-residential commercial real estate	Pass	$11,245	$26,039	$16,252	$22,156	$35,517	$99,121	$210,330
	Special Mention	—	—	544	2,859	—	329	3,732
	Substandard	—	—	—	—	465	508	973
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$11,245	$26,039	$16,796	$25,015	$35,982	$99,958	$215,035

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans and leases	Pass	$2,728	$13,684	$4,939	$2,841	$4,483	$10,625	$39,300
	Special Mention	—	—	—	23	51	—	74
	Substandard	—	—	—	—	—	208	208
	Doubtful	—	—	1,404	—	—	—	1,404
	Loss	—	—	—	—	—	—	—
	Subtotal	$2,728	$13,684	$6,343	$2,864	$4,534	$10,833	$40,986

	Current period gross charge-offs	$—	$—	$1,191	$—	$—	$—	$1,191

Total commercial	Pass	$15,525	$45,064	$42,494	$97,746	$70,577	$134,259	$405,665
	Special Mention	—	—	544	11,381	103	329	12,357
	Substandard	—	—	2,322	—	465	716	3,503
	Doubtful	—	—	1,404	—	—	—	1,404
	Loss	—	—	—	—	—	—	—
		$15,525	$45,064	$46,764	$109,127	$71,145	$135,304	$422,929

	Current period gross charge-offs	$—	$—	$1,191	$—	$—	$—	$1,191

		June 30, 2025
		Loans at Amortized Cost Basis by Origination Year
		2025	2024	2023	2022	2021	Prior	Total
		(Dollars in Thousands)
Consumer:

Secured by 1-4 family residential properties	Performing	$1,832	$4,542	$3,224	$16,882	$14,214	$26,298	$66,992
	Non-performing	—	—	—	—	—	595	595
	Subtotal	$1,832	$4,542	$3,224	$16,882	$14,214	$26,893	$67,587

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Direct	Performing	$1,850	$1,561	$729	$250	$279	$167	$4,836
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$1,850	$1,561	$729	$250	$279	$167	$4,836

	Current period gross charge-offs	$—	$4	$—	$—	$1	$—	$5

Indirect	Performing	$97,963	$51,381	$64,604	$66,807	$50,019	$45,300	$376,074
	Non-performing	—	—	—	—	—	5	5
	Subtotal	$97,963	$51,381	$64,604	$66,807	$50,019	$45,305	$376,079

	Current period gross charge-offs	$—	$83	$128	$396	$163	$247	$1,017

Total consumer	Performing	$101,645	$57,484	$68,557	$83,939	$64,512	$71,765	$447,902
	Non-performing	—	—	—	—	—	600	600
		$101,645	$57,484	$68,557	$83,939	$64,512	$72,365	$448,502

	Current period gross charge-offs	$—	$87	$128	$396	$164	$247	$1,022

The tables below illustrate the carrying amount of loans and leases by credit quality indicator and year of origination as of December 31, 2024, as well as gross charge-offs for the year ended December 31, 2024.

		December 31, 2024
		Loans at Amortized Cost Basis by Origination Year
		2024	2023	2022	2021	2020	Prior	Total
		(Dollars in Thousands)
Commercial:

Construction, land development and other land loans	Pass	$852	$4,626	$45,087	$11,931	$41	$450	$62,987
	Special Mention	—	—	—	61	—	—	61
	Substandard	—	2,489	—	—	—	—	2,489
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$852	$7,115	$45,087	$11,992	$41	$450	$65,537

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by multi-family residential properties	Pass	$7,941	$8,218	$42,077	$17,557	$5,592	$19,672	$101,057
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$7,941	$8,218	$42,077	$17,557	$5,592	$19,672	$101,057

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by non-residential commercial real estate	Pass	$25,251	$24,906	$34,930	$36,793	$54,527	$49,681	$226,088
	Special Mention	—	—	316	—	334	—	650
	Substandard	—	—	—	483	147	383	1,013
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$25,251	$24,906	$35,246	$37,276	$55,008	$50,064	$227,751

	Current period gross charge-offs	$—	$—	$—	$—	$—	$248	$248

Commercial and industrial loans	Pass	$13,458	$5,562	$3,499	$5,189	$2,888	$9,963	$40,559
	Special Mention	—	—	30	60	—	—	90
	Substandard	—	—	—	2	—	303	305
	Doubtful	—	3,284	—	—	—	—	3,284
	Loss	—	—	—	—	—	—	—
	Subtotal	$13,458	$8,846	$3,529	$5,251	$2,888	$10,266	$44,238

	Current period gross charge-offs	$—	$—	$54	$—	$43	$24	$121

Total commercial	Pass	$47,502	$43,312	$125,593	$71,470	$63,048	$79,766	$430,691
	Special Mention	—	—	346	121	334	—	801
	Substandard	—	2,489	—	485	147	686	3,807
	Doubtful	—	3,284	—	—	—	—	3,284
	Loss	—	—	—	—	—	—	—
		$47,502	$49,085	$125,939	$72,076	$63,529	$80,452	$438,583

	Current period gross charge-offs	$—	$—	$54	$—	$43	$272	$369

		December 31, 2024
		Loans at Amortized Cost Basis by Origination Year
		2024	2023	2022	2021	2020	Prior	Total
		(Dollars in Thousands)
Consumer:

Secured by 1-4 family residential properties	Performing	$4,559	$3,525	$18,060	$14,746	$5,884	$21,612	$68,386
	Non-performing	—	—	—	—	—	1,613	1,613
	Subtotal	$4,559	$3,525	$18,060	$14,746	$5,884	$23,225	$69,999

	Current period gross charge-offs	$—	$—	$—	$—	$—	$2	$2

Direct consumer	Performing	$2,397	$1,077	$430	$487	$283	$100	$4,774
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$2,397	$1,077	$430	$487	$283	$100	$4,774

	Current period gross charge-offs	$—	$—	$1	$42	$3	$16	$62

Indirect consumer	Performing	$54,546	$72,461	$74,514	$55,904	$41,908	$10,350	$309,683
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$54,546	$72,461	$74,514	$55,904	$41,908	$10,350	$309,683

	Current period gross charge-offs	$21	$95	$278	$531	$329	$127	$1,381

Total consumer:	Performing	$61,502	$77,063	$93,004	$71,137	$48,075	$32,062	$382,843
	Non-performing	—	—	—	—	—	1,613	1,613
		$61,502	$77,063	$93,004	$71,137	$48,075	$33,675	$384,456

	Current period gross charge-offs	$21	$95	$279	$573	$332	$145	$1,445

The following table provides an aging analysis of past due loans by class as of June 30, 2025:

	As of June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$48,101	$48,101	$—
Secured by 1-4 family residential properties	31	383	—	414	67,173	67,587	—
Secured by multi-family residential properties	—	—	—	—	118,807	118,807	—
Secured by non-residential commercial real estate	—	—	—	—	215,035	215,035	—
Commercial and industrial loans	26	—	1,407	1,433	39,553	40,986	—
Consumer loans:				—
Direct	48	—	—	48	4,788	4,836	—
Indirect	956	141	5	1,102	374,977	376,079	—
Total	$1,061	$524	$1,412	$2,997	$868,434	$871,431	$—
As a percentage of total loans	0.12%	0.06%	0.16%	0.34%	99.66%	100.00%

The following table provides an aging analysis of past due loans by class as of December 31, 2024:

	As of December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$65,537	$65,537	$—
Secured by 1-4 family residential properties	515	—	—	515	69,484	69,999	—
Secured by multi-family residential properties	—	—	—	—	101,057	101,057	—
Secured by non-residential commercial real estate	—	—	—	—	227,751	227,751	—
Commercial and industrial loans	3,317	—	—	3,317	40,921	44,238	—
Consumer loans:
Direct	15	—	—	15	4,759	4,774	—
Indirect	489	47	—	536	309,147	309,683	—
Total	$4,336	$47	$—	$4,383	$818,656	$823,039	$—
As a percentage of total loans	0.52%	0.01%	0.00%	0.53%	99.47%	100.00%

The tables below present the amortized cost of loans on nonaccrual status and loans past due 90 days or more and still accruing interest as of June 30, 2025 and December 31, 2024. Also presented is the balance of loans on nonaccrual status at June 30, 2025 and December 31, 2024 for which there was no related ACL recorded.

	Loans on Non-Accrual Status
	June 30, 2025
	(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	616	383	—
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	363	—	—
Commercial and industrial loans	1,407	—	—
Consumer loans:			—
Direct	—	—	—
Indirect	61	—	—
Total loans	$2,447	$383	$—

Loans on Non-Accrual Status
December 31, 2024
(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	665	404	—
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	—	—	—
Commercial and industrial loans	3,284	—	—
Consumer loans:			—
Direct	—	—	—
Indirect	—	—	—
Total loans	$3,949	$404	$—

The following tables present the amortized cost basis of collateral dependent loans as of June 30, 2025 and December 31, 2024, which loans are individually evaluated to determine credit losses:

	June 30, 2025
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$2,322	$—	$2,322
Secured by 1-4 family residential properties	401	—	401
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	363	—	363
Commercial and industrial	—	1,444	1,444
Direct consumer	—	—	—
Total loans individually evaluated	$3,086	$1,444	$4,530

	December 31, 2024
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$2,489	$—	$2,489
Secured by 1-4 family residential properties	1,402	—	1,402
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	383	—	383
Commercial and industrial	—	3,327	3,327
Direct consumer	—	—	—
Total loans individually evaluated	$4,274	$3,327	$7,601

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

During the six months ended June 30, 2025 and the year ended December 31, 2024, the Company did not modify any loans to borrowers experiencing financial difficulty, and there were no payment defaults on loans that were modified in the previous twelve months.

5.
OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
	(Dollars in Thousands)
Beginning balance	$1,509	$602
Additions (1)	—	—
Sales proceeds	(186)	—
Gross gains	35	—
Gross losses	—	—
Net gains	35	—
Impairment	(60)	(60)
Ending balance	$1,298	$542

(1)
Additions to other real estate owned (“OREO”) may include transfers from loans, transfers from closed branches, and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was zero as of both June 30, 2025 and 2024. In addition, the Company held zero and $18 thousand in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of June 30, 2025 and 2024, respectively.

Repossessed Assets

The Company also acquires assets through the repossession of the underlying collateral of loans in default. As of June 30, 2025 and 2024, total repossessed assets were $0.5 million and $0.1 million, respectively. Repossessed assets are included in other assets in the Company's consolidated balance sheets.

6.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the fair value of goodwill is lower than its carrying amount, goodwill must be written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill totaled $7.4 million as of both June 30, 2025 and December 31, 2024. Goodwill impairment was neither indicated nor recorded during the six months ended June 30, 2025 or the year ended December 31, 2024.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. No write-downs of core deposit premiums were recorded by the Company during the six months ended June 30, 2025 or the year ended December 31, 2024.

The Company’s goodwill and other intangible assets (carrying basis and accumulated amortization) as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
	(Dollars in Thousands)
Goodwill	$7,435	$7,435
Core deposit intangible:
Gross carrying amount	2,048	2,048
Accumulated amortization	(2,036)	(1,999)
Core deposit intangible, net	12	49
Total	$7,447	$7,484

As of June 30, 2025, the Company’s estimated remaining amortization expense on intangible assets was $12 thousand. The remainder of the amortization expense will be incurred during 2025.

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

•
Federal funds purchased, which represent unsecured lines of credit that generally mature within one to 90 days, are available to the Bank through arrangements with correspondent banks and the FRB. As of June 30, 2025 and December 31, 2024, the Bank had $15.0 million and zero, respectively, in outstanding federal funds purchased.
•
Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. There were no securities sold under repurchase agreements as of both June 30, 2025 and December 31, 2024.
•
Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of June 30, 2025 and December 31, 2024, the Bank had $20.0 and $10.0 million, respectively, in outstanding FHLB advances with original maturities of less than one year.

Long-Term Borrowings

FHLB Advances

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both June 30, 2025 and December 31, 2024, the Company did not have any long-term FHLB advances outstanding.

Subordinated Debt

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031 (the “Notes”). The Notes bear interest at a rate of 3.50% per annum for the first five years, after which the interest rate will be reset quarterly to a benchmark interest rate per annum which, subject to certain conditions provided in the Notes, will be equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 275 basis points. The Company used the net proceeds of the Notes for general corporate purposes, which included repurchasing of the Company’s common stock, and supporting organic growth plans, including the maintenance of the Bank's capital ratios. Net of unamortized debt issuance costs, the Notes were recorded as long-term borrowings totaling $10.9 million as of both June 30, 2025 and December 31, 2024. The table below provides additional information related to the Notes as of and for the six months ended June 30, 2025 and 2024.

	June 30,	June 30,
	2025	2024
	(Dollars in Thousands)
Balance at period-end	$10,909	$10,836
Average balance during the period	$10,903	$10,830
Maximum month-end balance during the period	$10,909	$10,836
Average rate paid during the period, including amortization of debt issuance costs	4.20%	4.20%
Weighted average remaining maturity (in years)	6.25	7.25

Available Credit

As an additional funding source, the Company has available unused lines of credit with correspondent banks, the FRB and the FHLB. Certain of these funding sources are subject to underlying collateral. As of June 30, 2025 and December 31, 2024, the Company’s available unused lines of credit consisted of the following:

Available Unused Lines of Credit	Collateral Requirements	June 30, 2025	December 31, 2024
Correspondent banks	None	$48.0 million	$48.0 million
FHLB advances (1)	Subject to collateral	$298.0 million	$319.9 million
FRB (2)	Subject to collateral	$181.9 million	$165.1 million

(1)
These amounts represent the total remaining credit the Company has from the FHLB, but this credit can only be utilized to the extent that underlying collateral exists. The total lendable collateral value of assets pledged (including loans and investment securities) associated with FHLB advances and letters of credit totaled $51.2 million and $55.4 million as of June 30, 2025 and December 31, 2024, respectively. The Company’s collateral exposure with the FHLB in the form of advances and letters of credit was $40.0 million and $10.0 million as of June 30, 2025 and December 31, 2024, respectively, leaving an excess of collateral of $11.2 million and $45.4 million available to utilize for additional credit as of the respective dates. The Company also has the ability to pledge additional assets to increase the availability of borrowings.

(2)
The Company has access to the FRB's discount window, which allows borrowing on pledged collateral that includes eligible investment securities and loans under 90-day terms. The amounts shown in the table represent the Company's unused borrowing capacity as of the applicable date based on collateral pledged to the FRB's discount window.
8.
INCOME TAXES

The provision for income taxes was $0.6 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate was 22.6% and 23.0%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $3.2 million and $4.1 million as of June 30, 2025 and December 31, 2024, respectively. The net deferred tax asset, which is included on the interim condensed consolidated balance sheets in other assets, is impacted by changes in the fair value of securities available-for-sale and cash flow hedges, changes in net operating loss carryforwards, changes in the allowance for credit losses, and other book-to-tax temporary differences.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA extends or makes permanent a number of provisions originally enacted in the 2017 Tax Cuts and Jobs Act and introduces new items affecting both individuals and businesses. Topic 740, Income Taxes, of the FASB Accounting Standards Codification requires the effects of newly enacted tax law to be recognized in the period of enactment. Because enactment occurred after the quarter-end date of June 30, 2025, we are evaluating the OBBBA’s impact on our deferred tax assets and liabilities, effective tax rate, and tax-related processes (e.g., payroll reporting for qualifying wage items). Based on preliminary analysis, we do not currently expect the OBBBA to have a material impact on our 2025 estimated annual effective tax rate or on our consolidated financial statements, but our evaluation is ongoing.

9.
DEFERRED COMPENSATION PLANS

Supplemental Retirement Benefits

The Company has entered into supplemental retirement compensation benefits agreements with certain non-employee directors and former executive officers. These agreements are structured as nonqualified retirement plans for federal income tax purposes. The Company’s obligation under these agreements is accrued as deferred compensation in accordance with the terms of the individual contracts over the required service period to the date the employee is eligible to receive benefits. The Company’s deferred compensation obligation under these agreements totaled $2.5 million and $2.7 million as of June 30, 2025 and December 31, 2024, respectively.

Non-Employee Directors' Deferred Compensation Plan

Non-employee directors may elect to defer payment of all or any portion of their director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock, as applicable. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of June 30, 2025 and December 31, 2024, a total of 79,591 and 108,190 shares of Bancshares common stock, respectively, were being held as stock equivalents in connection with the Deferral Plan. All deferred fees and shares of Bancshares common stock are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity as additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

10.
STOCK AWARDS

In 2013, Bancshares’ shareholders authorized the Company to provide share-based compensation awards to eligible employees, directors and consultants of the Company and its affiliates pursuant to the 2013 Incentive Plan. Available award types included stock options, stock appreciation rights, restricted stock and restricted stock units, and performance share awards. The 2013 Incentive Plan, as amended in 2019, expired in March 2023. In April 2023, Bancshares’ shareholders approved the 2023 Incentive Plan, which authorizes the Compensation Committee of the Board of Directors to grant substantially the same types of share-based awards to eligible employees, directors and consultants. Collectively, the 2013 Incentive Plan and the 2023 Incentive Plan are herein referred to as the Company’s “Incentive Plan.” In accordance with the Incentive Plan, shares of common stock available for issuance pursuant to the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Since the origination of the Incentive Plan, through June 30, 2025, only stock options and restricted stock have been granted. Stock-based compensation expense related to stock awards totaled $0.4 million and $0.3 for the six months ended June 30, 2025 and 2024, respectively.

Stock Options

Stock options have been granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms. The Company recognizes the cost of services received in exchange for stock option awards based on the grant date fair value of the award, with compensation expense recognized on a straight-line basis over the award’s vesting period. The fair value of outstanding awards was determined using the Black-Scholes option pricing model. The Company did not grant any stock options during the six months ended June 30, 2025 or 2024.

The following table summarizes the Company’s stock option activity for the periods presented.

	Six Months Ended
	June 30, 2025		June 30, 2024
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Options:
Outstanding, beginning of period	268,250	$10.62	411,900	$9.77
Granted	—	—	—	—
Exercised	31,750	8.30	83,700	8.14
Expired	5,500	8.23	500	8.00
Forfeited	—	—	—	—
Options outstanding, end of period	231,000	$11.00	327,700	$10.19
Options exercisable, end of period	231,000	$11.00	327,700	$10.19

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was $0.5 million and $0.3 million as of June 30, 2025 and 2024, respectively.

Restricted Stock

During the six months ended June 30, 2025 and 2024, 58,924 shares and 55,300 shares, respectively, of restricted stock were granted. Restricted stock awards granted to employees had a three-year vesting period, while awards granted to non-employee directors had a one-year vesting period. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

The following table summarizes the Company's restricted stock award activity for the periods presented.

	Six Months Ended
	June 30, 2025		June 30, 2024
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted stock awards:
Unvested shares, beginning of period	92,599	$10.29	86,443	$10.03
Granted	58,924	13.06	55,300	10.41
Released from restriction	56,809	10.51	47,477	9.95
Forfeited	2,768	11.77	1,500	10.41
Unvested shares, end of period	91,946	$11.89	92,766	$10.29

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

The following table provides a summary of the components of lease income and expense, as well as the reporting location in the interim condensed consolidated statements of operations, for the three and six months ended June 30, 2025 and 2024:

	Location in the Condensed	Three Months Ended		Six Months Ended
	Consolidated Statements of Operations	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
		(Dollars in Thousands)		(Dollars in Thousands)
Operating lease income (1)	Lease income	$269	$253	$553	$510
Operating lease expense (2)	Net occupancy and equipment	$118	$157	$226	$313

(1)
Operating lease income includes rental income from owned properties.
(2)
Includes short-term lease costs. For the three and six months ended June 30, 2025 and 2024, short-term lease costs were nominal in amount.

The following table provides supplemental lease information for operating leases on the interim condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	Location in the Condensed
	Consolidated Balance Sheets	June 30, 2025	December 31, 2024
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$1,753	$1,921
Operating lease liabilities	Other liabilities	$1,810	$1,972
Weighted-average remaining lease term (in years)		5.77	5.14
Weighted-average discount rate		4.31%	4.08%

The following table provides supplemental lease information for the interim condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30, 2025	June 30, 2024
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$205	$197

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of June 30, 2025:

Minimum Rental Payments
(Dollars in Thousands)
2025	$207
2026	419
2027	308
2028	269
2029	183
2030 and thereafter	746
Total future minimum lease payments	$2,132
Less: Imputed interest	322
Total operating lease liabilities	$1,810

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

Cash Flow Hedges

In March 2025, the Company purchased an interest rate floor contract with the objective of protecting the Company against variability in expected future cash flows attributed to changes in the designated interest rate (1 Month CME Term SOFR) on the notional amount of $20.0 million based on interest receipts on loans and securities indexed to the designated interest rate. The contract was designated as a derivative instrument in cash flow hedges and is intended to mitigate the Company’s risk of loss associated with downward shifts in the designated interest rate. The contract will provide cash flow to the Company in the event the designated interest rate decreases below 3.05% before the contract’s designated termination date of March 15, 2029. As of June 30, 2025, the hedge relationship for the floor contract was designated effective, and accordingly, changes in the fair value of the contract were included as an adjustment to accumulated other comprehensive income.

In August 2024, the Company entered into two forward starting interest rate swap contracts with the objective of protecting the Company against variability in expected future cash flows attributed to changes in the designated interest rate (USD-SOFR-COMPOUND) on the designated notional of interest-bearing liabilities. Each of the contracts has a $20.0 million notional amount, or $40.0 million in the aggregate. The interest rate swaps were designated as derivative instruments in cash flow hedges. In accordance with the related contracts, the Company pays a fixed interest rate and receives a variable interest rate based on the designated interest rate, on the notional amounts. The swap contracts are scheduled to terminate on September 6, 2027 and March 15, 2028. As of June 30, 2025 and December 31, 2024, the hedge relationships for both swaps were designated effective, and accordingly, changes in the fair value of the contracts were included as an adjustment to accumulated other comprehensive income.

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

Credit Derivatives - During 2024, the Company entered into three credit risk participation agreements on the notional amount of $15.2 million in the aggregate. These agreements are with lead participant banks with which the Company shares participation loans. The Company is the guarantor under these agreements to provide reimbursement of losses resulting from a third-party default on the underlying swap. For participating in the agreements, the Company received one-time fees which were included in other liabilities. The derivatives are not eligible for hedge accounting treatment. Accordingly, valuation changes are recorded directly to non-interest income or expense.

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

As of June 30, 2025 and December 31, 2024, the Company had an unrealized gain of $0.2 million and $0.3 million, respectively, associated with an interest rate swap contract that was terminated in February 2023. Prior to termination, the swap was designated as a cash flow hedge on a notional of $10.0 million in interest payments associated with variable rate interest-bearing liabilities. The unrealized gain is being reclassified as an increase to net interest income over the original term of the contract which had a designated termination date of July 8, 2026.

Presentation

The table below reflects the notional amount and fair value of active derivative instruments included on the Company’s consolidated balance sheets on a net basis as of June 30, 2025 and December 31, 2024.

	As of June 30, 2025		As of December 31, 2024
		Estimated		Estimated
		Fair Value		Fair Value
	Notional Amount	Gain (Loss) (1)	Notional Amount	Gain (Loss) (1)
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to fixed rate indirect consumer loans	$—	$—	$30,000	$69
Total fair value hedges		$—		$69
Cash flow hedges:
Interest rate swaps related to interest-bearing liabilities	$40,000	$1	$40,000	$609
Interest rate floors	$20,000	296	$—	—
Total cash flow hedges		$297		$609
Total derivatives designated as hedging instruments, net		$297		$678
Derivatives not designated as hedging instruments:
Interest rate floors	$25,000	$6	$50,000	$18
Credit risk participation agreements	$15,198	(75)	$15,198	(54)
Total derivatives not designated as hedging instruments, net		$(69)		$(36)

(1)
Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities in the consolidated balance sheets.

The following table presents the net effects of derivative instruments on the Company’s interim condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024. The effects, which include the reclassification of unrealized gains on terminated swap contracts, are presented as either an increase or decrease to income before income taxes in the relevant caption of the Company’s interim condensed consolidated statements of operations.

Location in the Condensed		Three Months Ended		Six Months Ended
Consolidated Statements of Operations		June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
		(Dollars in Thousands)		(Dollars in Thousands)
Interest income	Interest and fees on loans	$(19)	$260	$(48)	$520
Interest expense	Interest on deposits	140	120	237	240
Interest expense	Interest on borrowings	—	36	—	72
Non-interest income	Other non-interest income	(3)	—	(20)	—
Non-interest expense	Other non-interest expense	(8)	(38)	(12)	(62)
	Net increase to income before income taxes	$110	$378	$157	$770

13.
OTHER OPERATING INCOME AND EXPENSE

Other Operating Income

Other operating income for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Dollars in Thousands)
Bank-owned life insurance	$138	$133	$275	$264
ATM fee income	98	97	182	182
Other income	66	54	148	147
Total	$302	$284	$605	$593

Other Operating Expense

Other operating expense for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Dollars in Thousands)
Postage, stationery and supplies	$140	$136	$289	$314
Telephone/data communication	186	193	385	385
Collection and recoveries	96	34	166	60
Directors fees	101	85	194	181
Software amortization	107	87	215	177
Other real estate/foreclosure expense, net	24	30	44	61
Other expense	651	641	1,308	1,018
Total	$1,305	$1,206	$2,601	$2,196

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

	June 30, 2025	December 31, 2024
	(Dollars in Thousands)
Standby letters of credit	$—	$—
Standby performance letters of credit	$832	$896
Commitments to extend credit	$136,529	$120,703

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of June 30, 2025 and December 31, 2024, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

At each quarter end date, the Company calculates an allowance for unfunded lending commitments, including those described in the table above. The Company's allowance for unfunded commitments totaled $0.5 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively. Additional discussion related to the calculation of the allowance for unfunded commitments is included in Note 4, "Loans and Leases."

Self-Insurance

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates a liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies' incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both June 30, 2025 and December 31, 2024. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the six months ended June 30, 2025 or the year ended December 31, 2024.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

	Fair Value Measurements as of June 30, 2025 Using
	Totals At June 30, 2025	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$88,957	$—	$88,957	$—
Commercial	10,374	—	10,374	—
Obligations of U.S. government-sponsored agencies	10,325	—	10,325	—
Obligations of states and political subdivisions	1,296	—	1,296	—
Corporate notes	16,535	—	16,535	—
U.S. Treasury securities	29,089	29,089	—	—
Derivative contracts:
Other assets - interest rate floors	302	—	302	—
Other assets - interest rate swaps	1	—	1	—
Other liabilities - credit risk participation agreements	75	—	75	—

	Fair Value Measurements as of December 31, 2024 Using
	Totals At December 31, 2024	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$85,282	$—	$85,282	$—
Commercial	11,920	—	11,920	—
Obligations of U.S. government-sponsored agencies	10,834	—	10,834
Obligations of states and political subdivisions	1,549	—	1,549	—
Corporate notes	15,944		15,944	—
U.S. Treasury securities	42,359	42,359	—	—
Derivative contracts:
Other assets - interest rate swaps	678	—	678	—
Other assets - interest rate floors	18	—	18	—
Other liabilities - credit risk participation agreements	54	—	54	—

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

As of June 30, 2025 and December 31, 2024, included within OREO were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Company that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

The following table presents the balances of collateral dependent loans, OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024:

	Fair Value Measurements as of June 30, 2025 Using
	Totals At June 30, 2025	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Collateral dependent loans	$871	$—	$—	$871
OREO and other assets held-for-sale	1,298	—	—	1,298

	Fair Value Measurements as of December 31, 2024 Using
	Totals At December 31, 2024	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Collateral dependent loans	$2,026	$—	$—	$2,026
OREO and other assets held-for-sale	1,509	—	—	1,509

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following tables present information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2025 and December 31, 2024. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of June 30, 2025 and December 31, 2024 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value June 30, 2025	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Collateral dependent loans	$871	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	9.5%

OREO and other assets held-for-sale	$1,298	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	9.5%

	Level 3 Significant Unobservable Input Assumptions
	Fair Value December 31, 2024	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Collateral dependent loans	$2,026	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	9.5%

OREO and other assets held-for-sale	$1,509	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	9.5%

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

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$53,955	$53,955	$53,955	$—	$—
Investment securities available-for-sale	156,576	156,576	29,089	127,487	—
Investment securities held-to-maturity	561	535	—	535	—
Federal funds sold and securities purchased under reverse repurchase agreements	4,850	4,850	—	4,850	—
Federal Home Loan Bank stock	1,741	1,741	—	—	1,741
Loans, net of allowance for credit losses	860,043	816,348	—	—	816,348
Other assets - interest rate floors	302	302	—	302	—
Other assets - interest rate swaps	1	1	—	1	—
Liabilities:
Deposits	986,846	930,474	—	930,474	—
Short-term borrowings	35,000	35,000	—	35,000	—
Long-term borrowings	10,909	9,865	—	9,865	—
Other liabilities - credit risk participation agreements	75	75	—	75	—

	December 31, 2024
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$47,216	$47,216	$47,216	$—	$—
Investment securities available-for-sale	167,888	167,888	42,359	125,529	—
Investment securities held-to-maturity	682	642	—	642	—
Federal funds sold	5,727	5,727	—	5,727	—
Federal Home Loan Bank stock	1,256	1,256	—	—	1,256
Loans, net of allowance for credit losses	812,855	759,870	—	—	759,870
Other assets - interest rate swaps	678	678	—	678	—
Other assets - interest rate floors	18	18	—	18	—
Liabilities:
Deposits	972,557	893,814	—	893,814	—
Short-term borrowings	10,000	10,000	—	10,000	—
Long-term borrowings	10,872	9,590	—	9,590	—
Other liabilities - credit risk participation agreements	54	54	—	54	—

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

The accounting policies of the Bank segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the Bank segment and decides how to allocate resources based on net income that also is reported on the consolidated statement of operations as consolidated net income. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

The table below provides information related to the Company's Bank operating segment for the three and six months ended June 30, 2025 and 2024:

	Bank Segment
	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(Dollars in Thousands)		(Dollars in Thousands)
Income:
Interest income	$14,854	$14,546	$28,872	$28,823
Non-interest income	849	835	1,724	1,700
Total income	15,703	15,381	30,596	30,523
Less:
Interest expense	5,378	5,370	10,499	10,607
Provision for credit losses	2,717	—	3,245	—
Salaries and employee benefits	3,945	3,890	7,681	7,978
Net occupancy and equipment	937	954	1,812	1,848
Computer services	421	444	833	887
Insurance expense and assessments	366	414	750	805
Fees for professional services	470	364	685	705
Postage, stationery and supplies	140	136	289	314
Telephone/data communication	186	193	385	385
Collection and recoveries	96	34	166	60
Directors fees	101	85	194	181
Software amortization	107	87	215	177
Other real estate/foreclosure expense, net	24	30	44	61
Other expense (1)	651	641	1,308	1,018
Provision for income taxes	9	612	563	1,263
Total expense	15,548	13,254	28,669	26,289
Consolidated net income	$155	$2,127	$1,927	$4,234

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

Delivery of the best possible financial services to customers remains an overall operational focus of the Company. The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 148 full-time equivalent employees (as of June 30, 2025), to ensure customer satisfaction and convenience.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of June 30, 2025 to December 31, 2024, while comparing income and expense for the six months ended June 30, 2025 and 2024. All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

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

RECENT MARKET CONDITIONS

Economic volatility continued through the six months ended June 30, 2025 due to a number of factors, including reductions in U.S. gross domestic product (“GDP”) during the first quarter of 2025, modest increases in the inflation rate as the second quarter came to a close, and ongoing uncertainty around the ultimate impact of trade tariffs introduced by the Trump administration in April 2025. In addition, geopolitical uncertainty continued with a number of ongoing military conflicts on the global front. The U.S. inflation rate, as measured by the consumer price index, accelerated to 2.7% in June 2025, the highest level since February 2025, and remains elevated above the Federal Reserve Bank’s (“FRB”) longer run target of 2%. The U.S. unemployment rate edged down to 4.1% in June 2025. The unemployment rate has held within a narrow 4.0% - 4.2% range since May 2024. First quarter 2025 GDP reflected annualized contraction of 0.5%, a decline from previous estimates. The weaker GDP figure was largely driven by significant declines in consumer spending and an increase in imports as businesses and consumers stockpiled goods ahead of expected price increases following tariff announcements. Preliminary estimates indicated that second quarter 2025 GDP grew by an annualized rate of 3.0%. The expansion in second quarter primarily reflected a substantial reduction in imports, largely offsetting the surge of import growth in the first quarter. Throughout the first six months of 2025, the Open Market Committee of the FRB did not change the federal funds rate, keeping the rate at a level of 4.25% to 4.50%. Minutes from the Committee’s June 2025 meetings indicated a shift toward higher expectations for interest rates through 2026, and implied two 25 basis point rate cuts in 2025 and two additional in 2026. Although volatile at times, treasury rates generally trended lower during the six-month period, indicating sentiment of further rate reductions to come later in 2025 and 2026. The combination of the continued heightened inflation level, stable employment levels, and volatile GDP provides a difficult environment in which to predict future movement in the federal funds rate and treasury rates.

The impacts of new trade and other economic policies in the U.S., including tariffs and the One Big Beautiful Bill Act, along with the threat to implement additional tariffs, have created economic uncertainty which will continue to evolve and impact our business in future periods. There is a risk that these policy changes could have a negative impact on certain of our customers, causing increased difficulty in repaying their loans or other obligations which could result in a higher level of credit losses in our loan portfolios with a corresponding impact on our results of operations. In the Company’s local markets, competition for deposits has remained at elevated levels causing difficulty in lowering funding costs amid a declining interest rate environment. Uncertainty has continued with respect to commercial lending as business firms assess the potential impact of trade tariffs and the interest rate environment on their activities. However, while consumer spending has generally slowed on a macro-basis, the Company has experienced significant growth in consumer indirect lending at the higher end of the credit spectrum during the first six months of 2025. Management continues to monitor ongoing developments related to economic conditions, the federal funds rate and market interest rates. The competitive environment, combined with ongoing economic uncertainty, provides a challenging environment in which to maintain and increase the Company’s net interest margin. Should economic conditions worsen, the Company is exposed to increased credit risk from both commercial and consumer borrowers. Furthermore, should market interest rates or the federal funds rate increase or decrease at significant levels, particularly over a short period of time, the Company’s net interest margin and net interest income could be negatively impacted.

EXECUTIVE OVERVIEW

The Company earned net income of $0.2 million, or $0.03 per diluted common share, during the three months ended June 30, 2025, compared to $2.1 million, or $0.34 per diluted common share, for the three months ended June 30, 2024. For the six months ended June 30, 2025, net income totaled $1.9 million, or $0.32 per diluted share, compared to $4.2 million, or $0.68 per diluted share for the six months ended June 30, 2024. The decrease in net income during both the three months and the six months ended June 30, 2025, compared to the previous periods, resulted primarily from an increase in the Company’s provision for credit losses on loans and leases.

Summarized condensed consolidated statements of operations are included below for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
	(Dollars in Thousands, Except Per Share Data)
Interest income	$14,854	$14,546	$28,872	$28,823
Interest expense	5,378	5,370	10,499	10,607
Net interest income	9,476	9,176	18,373	18,216
Provision for credit losses	2,717	—	3,245	—
Net interest income after provision for credit losses	6,759	9,176	15,128	18,216
Non-interest income	849	835	1,724	1,700
Non-interest expense	7,444	7,272	14,362	14,419
Income before income taxes	164	2,739	2,490	5,497
Provision for income taxes	9	612	563	1,263
Net income	$155	$2,127	$1,927	$4,234
Basic net income per share	$0.03	$0.36	$0.33	$0.72
Diluted net income per share	$0.03	$0.34	$0.32	$0.68
Dividends per share	$0.07	$0.05	$0.14	$0.10

The discussion that follows summarizes the most significant activity that drove changes in the Company’s operating results during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Net Interest Income and Margin

Net interest income increased by $0.2 million, or 0.9%, comparing the six months ended June 30, 2025 to the six months ended June 30, 2024. Net interest margin was 3.56% for the six months ended June 30, 2025, compared to 3.67% for the six months ended June 30, 2024. The increase in net interest income comparing the two six-month periods resulted from a combination of increased average interest-earning-asset balances and decreased average rates on deposits. While net interest income increased modestly, net interest margin decreased due to the significance increase in average interest-earning assets over the period, combined with a declining interest rate environment. Average interest-earnings assets increased by $42.9 million comparing the six months ended June 30, 2025 to the six months ended June 30, 2024, driven by growth in consumer indirect loans and, to a lesser extent, investment securities.

Provision for Credit Losses

For the six months ended June 30, 2025, the Company recorded a provision for credit losses of $3.2 million. No provision for credit losses was recorded for the six months ended June 30, 2024. Of the total provision recorded during the 2025 period, $2.3 million was associated with the consumer indirect loan portfolio, while $0.9 million was associated with specific reserves added for two individually evaluated commercial loans. The increased provision associated with the consumer indirect portfolio was attributable to both significant growth in the portfolio during the six months ended June 30, 2025, as well as an increase in net charge-offs. As of June 30, 2025, the Company’s allowance for credit losses ("ACL") on loans and leases as a percentage of total loans was 1.31%, compared to 1.24% as of December 31, 2024.

Non-interest Income

Non-interest income remained relatively consistent, totaling $1.7 million for both the six months ended June 30, 2025 and 2024.

Non-interest Expense

Non-interest expense remained consistent, totaling $14.4 million for both the six months ended June 30, 2025 and 2024.

Total Assets

As of June 30, 2025, the Company’s assets totaled $1,143.4 million, compared to $1,101.1 million as of December 31, 2024, an increase of 3.8%.

Loans

Total loans increased by $48.4 million, or 5.9%, as of June 30, 2025, compared to December 31, 2024. The increase was driven primarily by growth of $66.4 million in consumer indirect loans during the six months ended June 30, 2025. The indirect lending platform focuses on recreational and equipment consumer lending on the higher end of the credit spectrum. Collateral financed in the indirect portfolio primarily includes boats, recreational vehicles/campers, horse trailers and cargo trailers. The weighted average credit score of new indirect loans financed during the six months ended June 30, 2025 was 798, while the weighted average credit score for the entire portfolio was 781. In addition to the indirect portfolio, the Company also grew its multi-family residential real estate lending category during the six months ended June 30, 2025 by $17.8 million. Loan growth during the six months ended June 30, 2025 was partially offset by reductions of $35.8 million in other lending categories, primarily construction and non-residential commercial real estate. For the six months ended June 30, 2025, average loan balances increased by $20.4 million, or 2.5%, compared to the six months ended June 30, 2024.

Asset Quality

Nonperforming assets, including loans in non-accrual status and other real estate owned, totaled $3.7 million as of June 30, 2025, compared to $5.5 million as of December 31, 2024. As a percentage of total assets, nonperforming assets totaled 0.33% as of June 30, 2025, compared to 0.50% as of December 31, 2024. For the six months ended June 30, 2025, net charge-offs as a percentage of average loans totaled 0.47%, compared to 0.10% for the six months ended June 30, 2024. The increase in net charge-offs during the six months ended June 30, 2025 was due to a partial charge-off of one individually evaluated commercial loan of $1.2 million, as well as an increase in charge-offs associated with the indirect portfolio. For the six months ended June 30, 2025, net charge-offs associated with the indirect portfolio totaled $0.9 million, or 0.55% of average loans, compared to $0.5 million, or 0.33% of average loans, for the six months ended June 30, 2024.

Deposits

Total deposits increased by $14.3 million, or 1.5%, during the six months ended June 30, 2025, due primarily to increases in interest-bearing demand deposit accounts, as well as the addition of brokered certificates of deposit obtained to assist in the management of deposit costs. Core deposits, which exclude time deposits of $250 thousand or more and all wholesale brokered deposits, totaled $816.1 million, or 82.7% of total deposits, as of June 30, 2025, compared to $837.7 million, or 86.1% of total deposits, as of December 31, 2024.

Short-term Borrowings

As of June 30, 2025, the Company had $35.0 million in short-term borrowings outstanding, compared to $10.0 million outstanding as of December 31, 2024. The short-term borrowings were held as part of the Company’s efforts to maintain on-balance sheet liquidity levels while repricing deposits at lower rates. As of both June 30, 2025 and December 31, 2024, all outstanding short-term borrowings had remaining maturities of less than 30 days. The amount outstanding as of June 30, 2025 included $20.0 million borrowed from the Federal Home Loan Bank of Atlanta (“FHLB”) and $15.0 million borrowed from the Federal Reserve Bank’s (“FRB”) discount window. As of December 31, 2024, all short-term borrowings outstanding were borrowed exclusively from the FHLB.

Deployment of Funds

As of June 30, 2025, the Company held cash, federal funds sold and securities purchased under reverse repurchase agreements totaling $58.8 million, or 5.1% of total assets, compared to $52.9 million, or 4.8% of total assets, as of December 31, 2024. Investment securities, including both the available-for-sale and held-to-maturity portfolios, totaled $157.1 million as of June 30, 2025, compared to $168.6 million as of December 31, 2024. As of June 30, 2025, the expected average life of securities in the investment portfolio was 3.7 years, compared to 3.6 years as of December 31, 2024.

Shareholders’ Equity

Shareholders’ equity increased by $3.3 million, or 3.3%, as of June 30, 2025, compared to December 31, 2024. The increase in shareholders’ equity during the six months ended June 30, 2025 resulted primarily from earnings, net of dividends paid and repurchases of shares of the Company's common stock. In addition, shareholders' equity was positively impacted during the six months ended June 30, 2025 by reductions in the Company's accumulated other comprehensive loss resulting from changes in market interest rates, as well as the maturity of lower yielding investment securities.

Cash Dividends

During the six months ended June 30, 2025, the Company declared cash dividends totaling $0.14 per share on its common stock, compared to cash dividends totaling $0.10 per share on its common stock during the six months ended June 30, 2024.

Share Repurchases

During the six months ended June 30, 2025, the Company completed the repurchase of 40,000 shares of its common stock at a weighted average price of $13.38 per share. The repurchases were completed under the Company’s previously announced share repurchase program. As of June 30, 2025, 872,813 shares remained available for repurchase under the program.

Regulatory Capital

During the six months ended June 30, 2025, the Bank continued to maintain capital ratios at higher levels than required to be considered a “well-capitalized” institution under applicable banking regulations. As of June 30, 2025, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 10.70%. Its total capital ratio was 11.93%, and its Tier 1 leverage ratio was 9.23%.

Liquidity

As of June 30, 2025, the Company continued to maintain funding capacity sufficient to provide adequate liquidity for loan growth, capital expenditures and ongoing operations. The Company benefits from a strong core deposit base, a liquid investment securities portfolio and access to funding from a variety of sources, including federal funds lines with other banking institutions, FHLB advances, the FRB's discount window, and brokered deposits.

Banking Center Growth

During the six months ended June 30, 2025, the Company continued its renovation of a banking center office in Daphne, Alabama that was purchased from another financial institution. This location is expected to serve as the Bank’s initial deposit gathering facility in the Daphne/Mobile area. It is currently anticipated that the location will open to the public during the first half of 2026. In addition, during the six months ended June 30, 2025, the Company purchased land in Mobile, Alabama. The Company intends to develop the land into an office complex that will house the Company’s indirect lending operation, as well as provide an additional banking center in the area.

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

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three and six months ended June 30, 2025 and 2024. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
ASSETS
Interest-earning assets:
Loans (1)	$857,707	$12,989	6.07%	$819,590	$12,930	6.35%
Investment securities	154,576	1,335	3.46%	143,112	1,108	3.11%
Federal Home Loan Bank stock	1,320	26	7.90%	969	19	7.89%
Federal funds sold and securities purchased under reverse repurchase agreements	4,850	53	4.38%	4,850	66	5.47%
Interest-bearing deposits in banks	40,710	451	4.44%	30,965	423	5.49%
Total interest-earning assets	1,059,163	14,854	5.63%	999,486	14,546	5.85%

Noninterest-earning assets	63,179			65,794
Total assets	$1,122,342			$1,065,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand deposits	$203,734	$438	0.86%	$203,784	$424	0.84%
Money market/savings deposits	273,185	1,743	2.56%	247,211	1,627	2.65%
Time deposits	356,602	2,944	3.31%	347,010	3,159	3.66%
Total interest-bearing deposits	833,521	5,125	2.47%	798,005	5,210	2.63%
Noninterest-bearing demand deposits	155,432	—	—	151,117	—	—
Total deposits	988,953	5,125	2.08%	949,122	5,210	2.21%
Borrowings	22,966	253	4.42%	14,838	160	4.34%
Total funding liabilities	1,011,919	5,378	2.13%	963,960	5,370	2.24%

Other noninterest-bearing liabilities	9,100			8,638
Shareholders’ equity	101,323			92,682
Total liabilities and shareholders' equity	$1,122,342			$1,065,280

Net interest income (2)		$9,476			$9,176
Net interest margin			3.59%			3.69%

(1)

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $3.0 million and $2.2 million for the three months ended June 30, 2025 and 2024, respectively.

(2)	Loan fees are included in interest amounts presented. Loan fees totaled $0.2 million for both the three months ended June 30, 2025 and 2024.

	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
ASSETS
Interest-earning assets:
Loans (1)	$841,210	$25,230	6.05%	$820,787	$25,783	6.32%
Investment securities	160,377	2,747	3.45%	138,915	1,973	2.86%
Federal Home Loan Bank stock	1,331	50	7.58%	941	37	7.91%
Federal funds sold and securities purchased under reverse repurchase agreements	4,850	106	4.41%	5,729	155	5.44%
Interest-bearing deposits in banks	33,505	739	4.45%	31,985	875	5.50%
Total interest-earning assets	1,041,273	28,872	5.59%	998,357	28,823	5.81%

Noninterest-earning assets	63,664			66,808
Total assets	$1,104,937			$1,065,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand deposits	$207,909	$930	0.90%	$202,522	$676	0.67%
Money market/savings deposits	265,160	3,287	2.50%	253,816	3,511	2.78%
Time deposits	343,494	5,777	3.39%	341,916	6,122	3.60%
Total interest-bearing deposits	816,563	9,994	2.47%	798,254	10,309	2.60%
Noninterest-bearing demand deposits	155,363	—	—	150,380	—	—
Total deposits	971,926	9,994	2.07%	948,634	10,309	2.19%
Borrowings	23,184	505	4.39%	14,692	298	4.08%
Total funding liabilities	995,110	10,499	2.13%	963,326	10,607	2.21%

Other noninterest-bearing liabilities	9,294			9,675
Shareholders’ equity	100,533			92,164
Total liabilities and shareholders' equity	$1,104,937			$1,065,165

Net interest income (2)		$18,373			$18,216
Net interest margin			3.56%			3.67%

(1)

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $3.5 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively.

(2)	Loan fees are included in interest amounts presented. Loan fees totaled $0.4 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.

The following tables summarize the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Compared to			Compared to
	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:			Due to Change In:
	Volume	Average Yield/Rate	Net	Volume	Average Yield/Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$601	$(542)	$59	$642	$(1,195)	$(553)
Investment securities	89	138	227	305	469	774
Federal Home Loan Bank stock	7	—	7	15	(2)	13
Federal funds sold and securities purchased under reverse repurchase agreements	—	(13)	(13)	(24)	(25)	(49)
Interest-bearing deposits in banks	133	(105)	28	42	(178)	(136)
Total interest-earning assets	830	(522)	308	980	(931)	49
Interest expense on:
Demand deposits	—	14	14	18	236	254
Money market/savings deposits	171	(55)	116	157	(381)	(224)
Time deposits	87	(302)	(215)	28	(373)	(345)
Borrowings	88	5	93	172	35	207
Total interest-bearing liabilities	346	(338)	8	375	(483)	(108)
Increase (decrease) in net interest income	$484	$(184)	$300	$605	$(448)	$157

Interest income increased by $49 thousand, comparing the six months ended June 30, 2025 to the six months ended June 30, 2024. While increased average earning-asset balances contributed $1.0 million in interest income growth, this growth was mostly offset by reductions in average yield. Amid a declining interest rate environment, average yields decreased in all interest-earning categories, except investment securities which provided the majority of interest income growth comparing the two six-month periods.

Interest expense decreased by $0.1 million, comparing the six months ended June 30, 2025 to the six months ended June 30, 2024. While a decrease in average rates paid on deposits contributed $0.5 million to the decrease in interest expense, these savings were partially offset by the impact of growth in average deposits and borrowings which increased interest expense by $0.4 million comparing the two six-month periods.

The Company’s net interest income and net interest margin during the six months ended June 30, 2025 continued to be impacted by changes in the interest rate environment that began during the latter months of 2024. Notably, between September and December 2024, the federal funds rate was reduced by 100 basis points, and generally, the Company’s earning assets repriced more quickly than interest-bearing liabilities during the latter part of 2024, reducing the Company’s net interest margin to 3.41% during the three months ended December 31 2024. During the six months ended June 30, 2025, management continued efforts to both maximize earning asset growth and reduce interest expense, resulting in an improvement in net interest margin by 12 basis points, comparing the first quarter of 2025 to the fourth quarter of 2024, and an additional six basis points, comparing the second quarter of 2025 to the first quarter of 2025. While net interest margin improved for two consecutive quarters, it remained below the levels recorded during the earlier periods of 2024. For the six months ended June 30, 2025, net interest margin was 3.56%, compared to 3.67% for the six months ended June 30, 2024. While management is continuing efforts to improve net interest margin, the results of these efforts cannot be fully predicted. Should market interest rates increase or decrease at significant levels, particularly over a short period of time, the Company’s net interest margin and net interest income could be negatively impacted.

Provision for Credit Losses

The Company recorded a provision for credit losses of $3.2 million during the six months ended June 30, 2025. No provision for credit losses was recorded during the six months ended June 30, 2024. Of the total provision recorded during the 2025 period, $2.3 million was associated with the consumer indirect loan portfolio, while $0.9 million was associated with specific reserves added for two individually evaluated commercial loans. The increased provision associated with the consumer indirect portfolio was attributable to both significant growth in the portfolio during the six months ended June 30, 2025, as well as an increase in net charge-offs.

Net charge-offs totaled $2.0 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively. Of the net charge-offs recorded during the six months ended June 30, 2025, $1.2 million was associated with one individually evaluated commercial loan and $0.9 million was associated with the consumer indirect loan portfolio. These net charge-offs were partially offset by $0.1 million in net recoveries associated with the consumer direct portfolio. The $1.2 million charge-off on the individually evaluated commercial loan had been fully reserved during 2024. Of the net charge-offs recorded during the six months ended June 30, 2024, $0.5 million was associated with the consumer indirect portfolio, partially offset by $0.1 million in net recoveries in the consumer direct portfolio.

As of June 30, 2025, the Company’s ACL as a percentage of total loans and leases was 1.31%, compared to 1.24% as of December 31, 2024. While we believe that the methodologies and calculations that have been used in the determination of the ACL are adequate, the determination of the appropriateness of the ACL is complex and requires judgment by management about the effects of matters that are inherently uncertain. Factors beyond our control, such as changes in economic forecasts related to the national economy, changes in consumer behavior, or economic deterioration in service areas in which the Company operates, may negatively and materially affect asset quality and the adequacy of the ACL, as well as the resulting provision for credit losses.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Service charges and other fees on deposit accounts	$278	$298	$(20)	(6.7)%	$566	$597	$(31)	(5.2)%
Bank-owned life insurance	138	133	5	3.8%	275	264	11	4.2%
Lease income	269	253	16	6.3%	553	510	43	8.4%
ATM fee income	98	97	1	1.0%	182	182	—	—
Other income	66	54	12	22.2%	148	147	1	0.7%
Total non-interest income	$849	$835	$14	1.7%	$1,724	$1,700	$24	1.4%

The Company’s non-interest income remained relatively consistent, totaling $1.7 million for both the six months ended June 30, 2025 and 2024. Management continues to evaluate opportunities to add non-interest revenue streams and grow existing streams; however, significant variation in non-interest income is not expected in the near term.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Salaries and employee benefits	$3,945	$3,890	$55	1.4%	$7,681	$7,978	$(297)	(3.7)%
Net occupancy and equipment	937	954	(17)	(1.8)%	1,812	1,848	(36)	(1.9)%
Computer services	421	444	(23)	(5.2)%	833	887	(54)	(6.1)%
Insurance expense and assessments	366	414	(48)	(11.6)%	750	805	(55)	(6.8)%
Fees for professional services	470	364	106	29.1%	685	705	(20)	(2.8)%
Postage, stationery and supplies	140	136	4	2.9%	289	314	(25)	(8.0)%
Telephone/data communications	186	193	(7)	(3.6)%	385	385	—	—
Collection and recoveries	96	34	62	182.4%	166	60	106	176.7%
Directors fees	101	85	16	18.8%	194	181	13	7.2%
Software amortization	107	87	20	23.0%	215	177	38	21.5%
Other real estate/foreclosure expense, net	24	30	(6)	(20.0)%	44	61	(17)	(27.9)%
Other expense	651	641	10	1.6%	1,308	1,018	290	28.5%
Total non-interest expense	$7,444	$7,272	$172	2.4%	$14,362	$14,419	$(57)	(0.4)%

Non-interest expense totaled $14.4 million during both the six months ended June 30, 2025 and 2024. In recent years, as a result of strategic initiatives introduced by management beginning in 2021, the Company was able to reduce and then maintain non-interest expense at relatively flat levels. While this trend has continued through the six months ended June 30, 2025, the majority of efficiency improvements from the Company’s strategic initiatives have now been realized. Therefore, we would expect non-interest expense to increase over time in accordance with inflationary trends, market competition for personnel, the pace of technological change, and other factors including the Company’s ongoing growth.

Provision for Income Taxes

The provision for income taxes was $0.6 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate was 22.6% and 23.0%, respectively, for the same periods.

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

In July 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law, which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions from the Tax Cuts and Jobs Act of 2017 and expanding certain incentives from the Inflation Reduction Act of 2022 while accelerating the phase-out of others. We do not anticipate a material impact on our income tax expense and taxes payable from the tax provisions of the OBBBA

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 3.7 years and 3.6 years as of June 30, 2025 and December 31, 2024, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity. As of June 30, 2025, available-for-sale securities totaled $156.6 million, or 99.6% of the total investment portfolio, compared to $167.9 million, or 99.6% of the total investment portfolio, as of December 31, 2024.

Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate bonds, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of June 30, 2025, held-to-maturity securities totaled $0.6 million, or 0.4% of the total investment portfolio, compared to $0.7 million, or 0.4% of the total investment portfolio, as of December 31, 2024. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Net unrealized losses in the available-for-sale portfolio totaled $3.0 million as of June 30, 2025, compared to $6.7 million as of December 31, 2024. Net unrealized losses within the available-for-sale portfolio were recognized, net of tax, in accumulated other comprehensive loss.

As of June 30, 2025, the Company evaluated both the available-for-sale and held-to-maturity portfolios for credit losses and concluded that no credit losses were included in either portfolio and that the unrealized losses in both portfolios resulted from the prevailing interest rate environment.

Loans and Leases

The Company’s total loan portfolio increased by $48.4 million, or 5.9%, as of June 30, 2025, compared to December 31, 2024. The tables below summarize loan balances by portfolio category, as well as the ACL, as of the end of each of the most recent five quarters as of June 30, 2025:

	Quarter Ended
	2025		2024
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$48,101	$58,572	$65,537	$53,098	$72,183
Secured by 1-4 family residential properties	67,587	68,523	69,999	70,067	70,272
Secured by multi-family residential properties	118,807	106,374	101,057	100,627	97,527
Secured by non-residential commercial real estate	215,035	214,065	227,751	224,611	218,386
Commercial and industrial loans	40,986	45,166	44,238	44,872	46,249
Consumer loans:
Direct	4,836	4,610	4,774	5,018	5,272
Indirect	376,079	351,025	309,683	305,015	309,237
Total loans	871,431	848,335	823,039	803,308	819,126
Allowance for credit losses on loans and leases	11,388	10,405	10,184	10,116	10,227
Net loans	$860,043	$837,930	$812,855	$793,192	$808,899

As of June 30, 2025 and December 31, 2024, the composition of the non-residential commercial real estate loan portfolio was as follows:

	June 30, 2025			December 31, 2024
	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
	(Dollars in Thousands)
Office	$7,374	$34,686	$42,060	$10,093	$36,811	$46,904
Retail single credit tenant	613	39,942	40,555	—	41,357	41,357
Industrial	5,608	49,556	55,164	5,696	45,477	51,173
Storage	754	14,631	15,385	780	14,835	15,615
Retail services	14,699	—	14,699	15,031	—	15,031
Retail with anchor	2,667	3,582	6,249	3,075	13,628	16,703
Nursing homes	17,963	—	17,963	17,961	—	17,961
Other	12,419	10,541	22,960	11,989	11,018	23,007
Total loans	$62,097	$152,938	$215,035	$64,625	$163,126	$227,751

As of June 30, 2025 and December 31, 2024, the composition of the construction, land development, and other land loans loan portfolio was as follows:

	June 30, 2025			December 31, 2024
	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
	(Dollars in Thousands)
Apartments	$—	$42,519	$42,519	$—	$61,118	$61,118
Farmland	2,857	—	2,857	3,057	—	3,057
Other	770	1,955	2,725	440	922	1,362
Total loans	$3,627	$44,474	$48,101	$3,497	$62,040	$65,537

The following table classifies the Company's fixed and variable rate loans as of June 30, 2025 according to contractual maturities of: (1) one year or less, (2) after one year through five years, (3) after five years through fifteen years, and (4) after fifteen years:

	June 30, 2025
	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
	(Dollars in Thousands)
Total loans:
Real estate loans:
Construction, land development and other land loans	$27,078	$20,992	$31	$—	$48,101
Secured by 1-4 family residential properties	1,964	13,392	22,807	29,424	67,587
Secured by multi-family residential properties	51,232	65,635	405	1,535	118,807
Secured by non-residential commercial real estate	34,412	117,687	62,936	—	215,035
Commercial and industrial loans	13,056	20,590	7,340	—	40,986
Consumer loans:
Direct	1,594	3,216	26	—	4,836
Indirect	547	17,586	357,946	—	376,079
Total loans	$129,883	$259,098	$451,491	$30,959	$871,431
Loans with fixed interest rates:
Real estate loans:
Construction, land development and other land loans	$328	$2,787	$31	$—	$3,146
Secured by 1-4 family residential properties	911	5,901	5,086	13,548	25,446
Secured by multi-family residential properties	64	35,312	405	165	35,946
Secured by non-residential commercial real estate	18,493	55,946	54,333	—	128,772
Commercial and industrial loans	6,420	13,779	7,252	—	27,451
Consumer loans:
Direct	1,581	3,216	26	—	4,823
Indirect	547	17,586	357,946	—	376,079
Total loans with fixed interest rates	$28,344	$134,527	$425,079	$13,713	$601,663
Loans with variable interest rates:
Real estate loans:
Construction, land development and other land loans	$26,750	$18,205	$—	$—	$44,955
Secured by 1-4 family residential properties	1,053	7,491	17,721	15,876	42,141
Secured by multi-family residential properties	51,168	30,323	—	1,370	82,861
Secured by non-residential commercial real estate	15,919	61,741	8,603	—	86,263
Commercial and industrial loans	6,636	6,811	88	—	13,535
Consumer loans:
Direct	13	—	—	—	13
Indirect	—	—	—	—	—
Total loans with variable interest rates	$101,539	$124,571	$26,412	$17,246	$269,768

Allowance for Credit Losses on Loans and Leases

The tables below summarize changes in the ACL on loans and leases for each of the most recent five quarters as of June 30, 2025:

	Quarter Ended
	2025		2024
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Balance at beginning of period	$10,405	$10,184	$10,116	$10,227	$10,436
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	—	—	—	—	—
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-residential commercial real estate	—	—	(248)	—	—
Commercial and industrial loans	(1,191)	—	(8)	(16)	(97)
Consumer loans:
Direct	(5)	—	(9)	(25)	(6)
Indirect	(595)	(422)	(332)	(370)	(313)
Total charge-offs	(1,791)	(422)	(597)	(411)	(416)
Recoveries:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	20
Secured by 1-4 family residential properties	5	6	10	11	12
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-residential commercial real estate	—	—	—	—	—
Commercial and industrial loans	—	16	2	—	—
Consumer loans:
Direct	50	57	51	71	78
Indirect	44	74	39	78	97
Total recoveries	99	153	102	160	207
Net charge-offs	(1,692)	(269)	(495)	(251)	(209)
Provision for credit losses on loans and leases	2,675	490	563	140	—
Ending balance	$11,388	$10,405	$10,184	$10,116	$10,227
Ending balance as a percentage of loans	1.31%	1.23%	1.24%	1.26%	1.25%
Net charge-offs as a percentage of average loans	0.79%	0.13%	0.24%	0.12%	0.10%

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

As of June 30, 2025 and December 31, 2024, the Company’s reserve for unfunded commitments, which is recorded in other liabilities in the Company’s consolidated balance sheets, totaled $0.5 million and $0.4 million, respectively.

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of June 30, 2025 were as follows:

	Quarter Ended
	2025		2024
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Non-accrual loans	$2,447	$3,668	$3,949	$6,051	$2,337
Other real estate owned	1,298	1,328	1,509	538	542
Total	$3,745	$4,996	$5,458	$6,589	$2,879
Nonperforming assets as a percentage of total loans and other real estate	0.43%	0.59%	0.66%	0.83%	0.35%
Nonperforming assets as a percentage of total assets	0.33%	0.44%	0.50%	0.60%	0.27%
Non-accrual loans as a percentage of total loans	0.28%	0.43%	0.48%	0.75%	0.29%
ACL as a percentage of non-accrual loans	465.39%	283.67%	257.89%	167.18%	437.61%

Allocation of Allowance for Credit Losses on Loans and Leases

While no portion of the ACL is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the ACL for the periods indicated:

	As of and for the Six Months Ended			As of and for the Year Ended
	June 30, 2025			December 31, 2024
	Allowance Allocation	Allowance as Percentage of Total Loans	Net Charge-offs as a Percentage of Average Loans	Allowance Allocation	Allowance as Percentage of Total Loans	Net Charge-offs as a Percentage of Average Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$283	0.59%	—	$352	0.54%	-0.03%
Secured by 1-4 family residential properties	412	0.61%	-0.03%	406	0.58%	-0.07%
Secured by multi-family residential properties	714	0.60%	—	546	0.54%	—
Secured by non-residential commercial real estate	1,605	0.75%	—	1,428	0.63%	0.11%
Commercial and industrial loans	1,003	2.45%	5.35%	1,531	3.46%	0.22%
Consumer loans:
Direct	83	1.72%	-4.19%	49	1.03%	-4.09%
Indirect	7,288	1.94%	0.55%	5,872	1.90%	0.35%
Total	$11,388	1.31%	0.47%	$10,184	1.24%	0.14%

Deposits

Total deposits increased to $986.8 million as of June 30, 2025, from $972.6 million as of December 31, 2024, an increase of 1.5%. The increase was due primarily to increases in interest-bearing money market accounts, as well as the addition of brokered certificates of deposit obtained to assist in the management of deposit costs over specific terms. Core deposits, which exclude time deposits of $250 thousand or more and all brokered deposits, provide a relatively stable funding source that supports earning assets. Core deposits totaled $816.1 million, or 82.7% of total deposits, as of June 30, 2025, compared to $837.7 million, or 86.1% of total deposits, as of December 31, 2024.

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

The following tables present details on the composition of the Company's deposits for the periods indicated:

	As of and for the Six Months Ended
	June 30, 2025
	Number of Accounts	Average Balance Per Account	Dollars	Percentage of Total Deposits
		(Dollars in Thousands)

Non-interest-bearing demand deposits	8,897	$17	$150,894	15.3%
Interest-bearing demand deposits	6,208	32	198,427	20.1%
Money market and savings	8,045	35	284,061	28.8%
Certificates of deposits >$250 thousand	110	469	51,579	5.2%
Certificates of deposits $100-$250 thousand	594	144	85,239	8.6%
Certificates of deposits <$100 thousand	4,034	24	97,471	9.9%
Total (excluding brokered certificates of deposit)	27,888	31	867,671	87.9%
Brokered deposits	14	8,513	119,175	12.1%
Total	27,902	$35	$986,846	100.0%

	As of and for the Year Ended
	December 31, 2024
	Number of Accounts	Average Balance Per Account	Dollars	Percentage of Total Deposits
		(Dollars in Thousands)

Non-interest-bearing demand deposits	9,050	$17	$155,945	16.0%
Interest-bearing demand deposits	6,317	36	228,853	23.6%
Money market and savings	8,462	30	252,674	26.0%
Certificates of deposits >$250 thousand	143	437	62,495	6.4%
Certificates of deposits $100-$250 thousand	674	142	95,374	9.8%
Certificates of deposits <$100 thousand	4,398	24	104,820	10.8%
Total (excluding brokered certificates of deposit)	29,044	31	900,161	92.6%
Brokered deposits	12	6,033	72,396	7.4%
Total	29,056	$33	$972,557	100.0%

Other Interest-Bearing Liabilities

Other interest-bearing liabilities that are used by the Company as an alternative source of funds consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances, and subordinated debt. As of June 30, 2025, other interest-bearing liabilities totaled 5.2% of total interest-bearing liabilities, compared to 2.5% as of December 31, 2024.

Shareholders’ Equity

As of June 30, 2025, shareholders’ equity totaled $101.9 million, or 8.9% of total assets, compared to $98.6 million, or 9.0% of total assets, as of December 31, 2024. The increase in shareholders’ equity during the six months ended June 30, 2025 resulted primarily from earnings, net of dividends paid and repurchases of shares of the Company's common stock. In addition, shareholders' equity was positively impacted during the six months ended June 30, 2025 by reductions in the Company's accumulated other comprehensive loss resulting from changes in market interest rates, as well as the maturity of lower yielding investment securities.

During the six months ended June 30, 2025, the Company declared cash dividends totaling $0.14 per share on its common stock, compared to cash dividends totaling $0.10 per share on its common stock during the six months ended June 30, 2024.

In addition, during the six months ended June 30, 2025, the Company completed the repurchase of 40,000 shares of its common stock at a weighted average price of $13.38 per share. The repurchases were completed under the Company’s previously announced share repurchase program. As of June 30, 2025, 872,813 shares remained available for repurchase under the program. During the six months ended June 30, 2024, the Company repurchased 77,000 shares of its common stock at a weighted average price of $10.60 per share.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold and securities purchased under reverse repurchase agreements, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $272.2 million as of June 30, 2025 and $279.0 million as of December 31, 2024. Investment securities forecasted to mature or reprice in one year or less were estimated to be $26.1 million and $29.6 million as of June 30, 2025 and December 31, 2024, respectively.

Although some securities in the investment portfolio have final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. The investment securities portfolio had an estimated average life of 3.7 years and 3.6 years as of June 30, 2025 and December 31, 2024, respectively. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Company had $20.0 million and $10.0 million of outstanding borrowings under FHLB advances as of June 30, 2025 and December 31, 2024, respectively. The Company's use of FHLB advances varies depending on fluctuations in deposits and other funding sources, as well as their use in interest rate hedging strategies. The Company had up to $298.0 million and $319.9 million in remaining unused credit from the FHLB (subject to available collateral, which may include eligible investment securities and loans) as of June 30, 2025 and December 31, 2024, respectively.

The Company also has access to the FRB’s discount window. The discount window allows borrowing on pledged collateral that includes eligible investment securities and loans. The Company maintains pledges of its consumer indirect loan portfolio and selected investment securities with the FRB as collateral to provide immediate access to funding through the discount window. As of June 30, 2025 and December 31, 2024 the Company had $181.9 and $165.1 million, respectively, in borrowing capacity with the FRB’s discount window. As of June 30, 2025 and December 31, 2024, the Bank had $15.0 million and zero, respectively, in outstanding federal funds purchased from the FRB's discount window.

In addition to collateralized funding sources through the FHLB and FRB, the Company had $48.0 million in unused established unsecured lines of credit with banks as of both June 30, 2025 and December 31, 2024.

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031. Net of unamortized debt issuance costs, the subordinated notes were recorded as long-term borrowings totaling $10.9 million as of both June 30, 2025 and December 31, 2024.

The table below provides information on the Company’s on-balance sheet liquidity, as well as readily available off-balance sheet sources of liquidity, as of both June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
	(Dollars in Thousands)
	(Unaudited)	(Unaudited)
Liquidity from cash, federal funds sold and securities purchased under reverse repurchase agreements:
Cash and cash equivalents	$53,955	$47,216
Federal funds sold and securities purchased under reverse repurchase agreements	4,850	5,727
Total liquidity from cash, federal funds sold and securities purchased under reverse repurchase agreements	58,805	52,943
Liquidity from pledgable investment securities:
Investment securities available-for sale, at fair value	156,576	167,888
Investment securities held-to-maturity, at amortized cost	561	682
Less: securities pledged	(62,626)	(72,110)
Less: estimated collateral value discounts	(10,311)	(10,164)
Liquidity from pledgable investment securities	84,200	86,296
Liquidity from unused lendable collateral (loans) at FHLB	11,175	45,388
Liquidity from unused lendable collateral (loans and securities) at FRB	181,861	165,061
Unsecured lines of credit with banks	48,000	48,000
Total readily available liquidity	$384,041	$397,688

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

The unused lendable collateral value at the FHLB presented in the table represents only the amount immediately available to the Company from loans already pledged by the Company to the FHLB as of each consolidated balance sheet date presented. As of June 30, 2025 and December 31, 2024, the Company's total remaining credit availability with the FHLB was $298.0 million and $319.9 million, respectively, subject to the pledging of additional collateral which may include eligible investment securities and loans. In addition, the Company has access to additional sources of liquidity that generally could be obtained over a period of time. For example, the Company has access to unsecured brokered deposits through the wholesale funding markets. Management believes the Company’s on-balance sheet and other readily available liquidity provide strong indicators of the Company’s ability to fund obligations in a stressed liquidity environment.

Excluding wholesale brokered deposits, as of June 30, 2025, the Company had approximately 28 thousand deposit accounts with an average balance of approximately $31.1 thousand per account. Estimated uninsured deposits (calculated as deposit amounts per deposit holder in excess of $250 thousand, the maximum amount of federal deposit insurance, and excluding deposits secured by pledged assets) totaled $202.5 million, or 20.5% of total deposits, as of June 30, 2025. As of December 31, 2024, estimated uninsured deposits totaled $216.8 million, or 22.2% of total deposits.

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a quarterly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of June 30, 2025, pre-tax net interest margin and net interest income are forecasted to change over timeframes of one year and two years under the six listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	1 Year	2 Years
+1%	4	3
+2%	8	6
+3%	10	6
-1%	(9)	(8)
-2%	(18)	(20)
-3%	(30)	(35)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	1 Year	2 Years
+1%	$470	$756
+2%	907	1,391
+3%	1,117	1,432
-1%	(990)	(1,917)
-2%	(2,034)	(4,547)
-3%	(3,430)	(8,005)

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2025, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of June 30, 2025, that Bancshares’ disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the second quarter of 2025:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
April 1 – April 30	670	$13.52	—	872,813
May 1 – May 31	55	$13.03	—	872,813
June 1 – June 30	57	$13.06	—	872,813
Total	782	$13.45	—	872,813

(1)
Includes 782 shares that were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the second quarter of 2025.
(2)
No shares were repurchased during the second quarter of 2025 pursuant to Bancshares’ publicly announced share repurchase program, which was initially approved by the Board of Directors on January 19, 2006 and authorized the repurchase of up to 642,785 shares of common stock. Most recently, in November 2024, the Board approved the repurchase of an additional 600,000 shares under the share repurchase program and the extension of the expiration date of the program to December 31, 2025. As of June 30, 2025, Bancshares was authorized to repurchase up to 872,813 shares of common stock under the share repurchase program.

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

101

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Comprehensive Income, (iii) Interim Condensed Consolidated Statements of Operations, (iv) Interim Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.

________________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: August 7, 2025

By:	/s/ Thomas S. Elley
Thomas S. Elley
Its Senior Executive Vice President, Treasurer, Assistant Secretary and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)