Form 10-Q
period 2025-09-30
FIRST US BANCSHARES, INC.
filed 2025-11-06
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2025
Common Stock, $0.01 par value	5,766,888 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARY

PAGE

PART I. FINANCIAL INFORMATION	4

ITEM 1. FINANCIAL STATEMENTS	4

Interim Condensed Consolidated Balance Sheets at September 30, 2025 (Unaudited) and December 31, 2024	4

Interim Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	5

Interim Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	6

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	7

Interim Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (Unaudited)	9

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	41

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	58

ITEM 4. CONTROLS AND PROCEDURES	59

PART II. OTHER INFORMATION	60

ITEM 1. LEGAL PROCEEDINGS	60

ITEM 1A. RISK FACTORS	60

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	60

ITEM 5. OTHER INFORMATION	60

ITEM 6. EXHIBITS	61

Signature Page	62

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Cash and due from banks	$10,692	$10,633
Interest-bearing deposits in banks	43,998	36,583
Total cash and cash equivalents	54,690	47,216
Federal funds sold and securities purchased under reverse repurchase agreements	4,850	5,727
Investment securities available-for-sale, at fair value (amortized cost $165,921 and $174,597; net of allowance for credit losses of $- and $-)	163,969	167,888
Investment securities held-to-maturity, at amortized cost, net of allowance for credit losses of $- and $-, (fair value 2025 - $504, 2024 - $642)	524	682
Federal Home Loan Bank stock, at cost	1,266	1,256
Loans and leases held for investment	867,520	823,039
Less: allowance for credit losses on loans and leases	10,700	10,184
Net loans and leases held for investment	856,820	812,855
Premises and equipment, net of accumulated depreciation	26,499	24,803
Cash surrender value of bank-owned life insurance	17,289	17,056
Accrued interest receivable	3,926	3,588
Goodwill and core deposit intangible, net	7,435	7,484
Other real estate owned	1,158	1,509
Other assets	8,749	11,022
Total assets	$1,147,175	$1,101,086
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$155,941	$155,945
Interest-bearing	846,531	816,612
Total deposits	1,002,472	972,557
Accrued interest expense	2,388	1,751
Other liabilities	7,150	7,282
Short-term borrowings	20,000	10,000
Long-term borrowings	10,927	10,872
Total liabilities	1,042,937	1,002,462
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,924,744 and 7,840,348 shares issued, respectively; 5,765,137 and 5,696,171 shares outstanding, respectively	79	78
Additional paid-in capital	15,725	15,540
Accumulated other comprehensive loss, net of tax	(1,407)	(4,344)
Retained earnings	119,520	116,865
Less treasury stock: 2,159,607 and 2,144,177 shares at cost, respectively	(29,679)	(29,515)
Total shareholders’ equity	104,238	98,624
Total liabilities and shareholders’ equity	$1,147,175	$1,101,086

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$13,413	$13,206	$38,643	$38,989
Interest on investment securities	1,391	1,121	4,138	3,094
Interest on deposits in banks	402	603	1,141	1,478
Other	75	87	231	279
Total interest income	15,281	15,017	44,153	43,840
Interest expense:
Interest on deposits	5,368	5,709	15,362	16,018
Interest on borrowings	251	123	756	421
Total interest expense	5,619	5,832	16,118	16,439
Net interest income	9,662	9,185	28,035	27,401
Provision for credit losses	566	152	3,811	152
Net interest income after provision for credit losses	9,096	9,033	24,224	27,249
Non-interest income:
Service and other charges on deposit accounts	289	312	855	909
Lease income	262	260	815	770
Other income, net	309	329	914	922
Total non-interest income	860	901	2,584	2,601
Non-interest expense:
Salaries and employee benefits	3,759	3,837	11,440	11,815
Net occupancy and equipment	987	958	2,799	2,806
Computer services	431	449	1,264	1,336
Insurance expense and assessments	348	348	1,098	1,153
Fees for professional services	363	299	1,048	1,004
Other expense	1,549	1,099	4,150	3,295
Total non-interest expense	7,437	6,990	21,799	21,409
Income before income taxes	2,519	2,944	5,009	8,441
Provision for income taxes	583	722	1,146	1,985
Net income	$1,936	$2,222	$3,863	$6,456
Basic net income per share	$0.33	$0.38	$0.66	$1.10
Diluted net income per share	$0.32	$0.36	$0.64	$1.04
Dividends per share	$0.07	$0.05	$0.21	$0.15

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net income	$1,936	$2,222	$3,863	$6,456
Other comprehensive income:
Unrealized holding gains on securities available-for-sale arising during period, net of tax expense of $258, $1,050, $1,188, and $1,151, respectively	777	3,150	3,569	3,447
Unrealized holding losses arising during the period on effective cash flow hedge derivatives, net of tax benefit of $27, $66, $175 and $66, respectively	(82)	(198)	(522)	(198)
Reclassification adjustments on cash flow hedge derivatives realized in net income, net of tax benefit of $12, $21, $36, and $99, respectively	(37)	(63)	(110)	(297)
Other comprehensive income	658	2,889	2,937	2,952
Total comprehensive income	$2,594	$5,111	$6,800	$9,408

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the three months ended September 30, 2025 and 2024 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, June 30, 2024	5,744,254	$78	$15,200	$(6,368)	$113,615	$(28,689)	$93,836
Net income	—	—	—	—	2,222	—	2,222
Net change in fair value of securities available-for-sale, net of tax	—	—	—	3,150	—	—	3,150
Net change in fair value of derivative instruments, net of tax	—	—	—	(261)	—	—	(261)
Dividends declared: $0.05 per share	—	—	—	—	(286)	—	(286)
Impact of stock-based compensation plans, net	634	—	149	—	—	—	149
Impact of common stock share repurchases	(29,500)	—	—	—	—	(319)	(319)
Balance, September 30, 2024	5,715,388	$78	$15,349	$(3,479)	$115,551	$(29,008)	$98,491

Balance, June 30, 2025	5,755,064	$79	$15,619	$(2,065)	$117,988	$(29,729)	$101,892
Net income	—	—	—	—	1,936	—	1,936
Net change in fair value of securities available-for-sale, net of tax	—	—	—	777	—	—	777
Net change in fair value of derivative instruments, net of tax	—	—	—	(119)	—	—	(119)
Dividends declared: $0.07 per share	—	—	—	—	(404)	—	(404)
Reissuance of treasury stock as compensation	5,710	—	(79)	—	—	79	—
Impact of stock-based compensation plans, net	4,363	—	185	—	—	(29)	156
Balance, September 30, 2025	5,765,137	$79	$15,725	$(1,407)	$119,520	$(29,679)	$104,238

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the nine months ended September 30, 2025 and 2024 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, December 31, 2023	5,735,075	$75	$14,972	$(6,431)	$109,959	$(27,982)	$90,593
Net income	—	—	—	—	6,456	—	6,456
Net change in fair value of securities available-for-sale, net of tax	—	—	—	3,447	—	—	3,447
Net change in fair value of derivative instruments, net of tax	—	—	—	(495)	—	—	(495)
Dividends declared: $0.15 per share	—	—	—	—	(864)	—	(864)
Reissuance of treasury stock as compensation	11,293	—	(158)	—	—	158	—
Impact of stock-based compensation plans, net	75,520	3	535	—	—	(48)	490
Impact of common stock share repurchases	(106,500)	—	—	—	—	(1,136)	(1,136)
Balance, September 30, 2024	5,715,388	$78	$15,349	$(3,479)	$115,551	$(29,008)	$98,491

Balance, December 31, 2024	5,696,171	$78	$15,540	$(4,344)	$116,865	$(29,515)	$98,624
Net income	—	—	—	—	3,863	—	3,863
Net change in fair value of securities available-for-sale, net of tax	—	—	—	3,569	—	—	3,569
Net change in fair value of derivative instruments, net of tax	—	—	—	(632)	—	—	(632)
Dividends declared: $0.21 per share	—	—	—	—	(1,208)	—	(1,208)
Reissuance of treasury stock as compensation	37,260	—	(513)	—	—	513	—
Impact of stock-based compensation plans, net	71,706	1	698	—	—	(142)	557
Impact of common stock share repurchases	(40,000)	—	—	—	—	(535)	(535)
Balance, September 30, 2025	5,765,137	$79	$15,725	$(1,407)	$119,520	$(29,679)	$104,238

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net income	$3,863	$6,456
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,261	1,155
Provision for credit losses	3,811	152
Deferred income tax expense	151	636
Reclassification of unrealized gains on terminated derivative contracts	(146)	(814)
Stock-based compensation expense	566	468
Net accretion of securities	(494)	(165)
Amortization of intangible assets	49	104
Net loss on premises and equipment and other real estate	142	111
Changes in assets and liabilities:
Increase in cash surrender value of bank owned life insurance	(233)	(264)
(Increase) decrease in accrued interest receivable	(338)	308
Decrease (increase) in other assets	684	(897)
Increase in accrued interest expense	637	—
Decrease in other liabilities	(73)	(1,938)
Net cash provided by operating activities	9,880	5,312
Cash flows from investing activities:
Net decrease (increase) in federal funds sold and securities purchased under reverse repurchase agreements	877	(6,049)
Purchases of investment securities, available-for-sale	(33,954)	(27,524)
Proceeds from maturities and prepayments of investment securities, available-for-sale	43,125	23,576
Proceeds from maturities and prepayments of investment securities, held-to-maturity	157	335
Net (increase) decrease in Federal Home Loan Bank stock	(10)	420
Net (increase) decrease in loans and leases held for investment	(48,735)	18,112
Proceeds from the sale of premises and equipment, other real estate and repossessions	916	698
Purchases of premises and equipment	(2,945)	(1,830)
Net cash (used in) provided by investing activities	(40,569)	7,738
Cash flows from financing activities:
Net increase in deposits	29,915	30,958
Net increase (decrease) in short-term borrowings	10,000	(10,000)
Net share-based compensation transactions	(9)	22
Repurchases of common stock	(535)	(1,136)
Dividends paid	(1,208)	(864)
Net cash provided by financing activities	38,163	18,980
Net increase in cash and cash equivalents	7,474	32,030
Cash and cash equivalents, beginning of period	47,216	50,279
Cash and cash equivalents, end of period	$54,690	$82,309
Supplemental disclosures:
Cash paid for:
Interest	$15,481	$16,439
Income taxes	1,158	2,550
Non-cash transactions:
Assets acquired in settlement of loans	1,024	133
Reissuance of treasury stock as compensation	513	158

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

The following table reflects the weighted average shares used to calculate basic and diluted net income per share for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Weighted average shares outstanding	5,759,822	5,733,480	5,739,415	5,752,991
Weighted average director stock equivalent shares	78,557	105,799	87,310	109,588
Basic shares	5,838,379	5,839,279	5,826,725	5,862,579
Dilutive shares	230,000	317,600	230,000	317,600
Diluted shares	6,068,379	6,156,879	6,056,725	6,180,179

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in Thousands, Except Per Share Data)
Net income	$1,936	$2,222	$3,863	$6,456
Basic net income per share	$0.33	$0.38	$0.66	$1.10
Diluted net income per share	$0.32	$0.36	$0.64	$1.04

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

Accounting Standards Not Yet Adopted

The following table provides a description of recent accounting standards that have not yet been adopted as of September 30, 2025.

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

ASU 2024-03, Income Statement Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses

This ASU will change the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses (for example: employee compensation, depreciation, and amortization) in expense captions.

		Annual financial statements as of and for the year ending December 31, 2027	The adoption of this guidance is not likely to have a material impact. Management will continue to evaluate through date of adoption.

3.
INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of September 30, 2025 and December 31, 2024 were as follows:

	Available-for-Sale
	September 30, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$106,036	$1,564	$(1,728)	105,872
Commercial	8,245	83	(86)	8,242
Obligations of U.S. government-sponsored agencies	12,177	162	(349)	11,990
Obligations of states and political subdivisions	1,691	54	(4)	1,741
Corporate notes	17,762	88	(1,017)	16,833
U.S. Treasury securities	20,010	—	(719)	19,291
Total	$165,921	$1,951	$(3,903)	$163,969

	Held-to-Maturity
	September 30, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$185	$—	$(5)	$180
Obligations of U.S. government-sponsored agencies	335	—	(15)	320
Obligations of states and political subdivisions	4	—	—	4
Total	$524	$—	$(20)	$504

	Available-for-Sale
	December 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$87,703	$347	$(2,768)	$85,282
Commercial	12,105	17	(202)	11,920
Obligations of U.S. government-sponsored agencies	11,436	18	(620)	10,834
Obligations of states and political subdivisions	1,577	—	(28)	1,549
Corporate notes	17,757	58	(1,871)	15,944
U.S. Treasury securities	44,019	—	(1,660)	42,359
Total	$174,597	$440	$(7,149)	$167,888

	Held-to-Maturity
	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$264	$—	$(10)	$254
Obligations of U.S. government-sponsored agencies	384	—	(27)	357
Obligations of states and political subdivisions	34	—	(3)	31
Total	$682	$—	$(40)	$642

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of September 30, 2025 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$10,455	$10,238	$—	$—
Maturing after one to five years	14,884	14,412	189	187
Maturing after five to ten years	58,452	56,142	251	236
Maturing after ten years	82,130	83,177	84	81
Total	$165,921	$163,969	$524	$504

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following tables reflect fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2025 and December 31, 2024.

	Available-for-Sale
	September 30, 2025
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$25,109	$(263)	$23,794	$(1,465)
Commercial	—	—	3,583	(86)
Obligations of U.S. government-sponsored agencies	1,995	(5)	4,714	(344)
Obligations of states and political subdivisions	—	—	297	(4)
Corporate notes	—	—	14,745	(1,017)
U.S. Treasury securities	—	—	19,291	(719)
Total	$27,104	$(268)	$66,424	$(3,635)

	Held-to-Maturity
	September 30, 2025
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$180	$(5)
Obligations of U.S. government-sponsored agencies	—	—	320	(15)
Obligations of states and political subdivisions	—	—	4	—
Total	$—	$—	$504	$(20)

	Available-for-Sale
	December 31, 2024
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$41,417	$(424)	$28,520	$(2,344)
Commercial	3,374	(13)	5,331	(189)
Obligations of U.S. government-sponsored agencies	3,823	(1)	4,457	(619)
Obligations of states and political subdivisions	—	—	1,549	(28)
Corporate notes	—	—	13,886	(1,871)
U.S. Treasury securities	—	—	42,359	(1,660)
Total	$48,614	$(438)	$96,102	$(6,711)

	Held-to-Maturity
	December 31, 2024
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$254	$(10)
Obligations of U.S. government-sponsored agencies	—	—	357	(27)
Obligations of states and political subdivisions	—	—	31	(3)
Total	$—	$—	$642	$(40)

Available-for-Sale Credit Considerations

For any securities classified as available-for-sale that are in an unrealized loss position as of the balance sheet date, the Company assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income.

As of September 30, 2025, 86 available-for-sale debt securities had been in a loss position for more than 12 months, and six available-for-sale debt securities had been in a loss position for less than 12 months. As of December 31, 2024, 97 available-for-sale debt securities had been in a loss position for more than 12 months, and 16 available-for-sale debt securities had been in a loss position for less than 12 months. As of September 30, 2025, the Company had the current intent and ability to retain its investments for a period of time that management believes to be sufficient to allow for any anticipated recovery of fair value. As of September 30, 2025 and December 31, 2024, the losses for all available-for-sale securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Accordingly, no allowance for credit losses ("ACL") was considered necessary related to available-for-sale securities as of September 30, 2025 or December 31, 2024. Accrued interest receivable is excluded from the estimate of credit losses for available-for-sale securities. As of both September 30, 2025 and December 31, 2024, accrued interest receivable totaled $0.7 million with no related ACL and was reported in the accrued interest line on the accompanying interim condensed consolidated balance sheets.

Held-to-Maturity Credit Considerations

Each quarter, management evaluates the held-to-maturity investment portfolio on a collective basis by major security type to determine whether an ACL is needed. Qualitative factors are used in the Company’s credit loss assessments, including current and forecasted economic conditions, the characteristics of the debt issuer, and the historic ability of the issuer to make contractual principal and interest payments. Specifically, with regard to mortgage-backed securities or obligations of U.S. government sponsored agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are either backed by the full faith and credit of the U.S. government or the agency. With regard to obligations of states and political subdivisions, management considers issuer bond ratings, historical loss rates for given bond ratings, and whether the issuers continue to make timely principal and interest payments under contractual terms of the securities. Based on these evaluations, no ACL was recorded by the Company for the held-to-maturity investment portfolio as of September 30, 2025 or December 31, 2024. As of September 30, 2025 and December 31, 2024, accrued interest receivable totaled $3.0 thousand and $2.0 thousand, respectively, with no related ACL and was reported in the accrued interest line on the accompanying interim condensed consolidated balance sheets.

Pledged Securities

Investment securities with a carrying value of $59.3 million and $72.1 million as of September 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and for other purposes.

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

As of September 30, 2025 and December 31, 2024, the composition of the loan portfolio by portfolio segment was as follows:

	September 30, 2025	December 31, 2024
Real estate loans:
Construction, land development and other land loans	$38,560	$65,537
Secured by 1-4 family residential properties	67,620	69,999
Secured by multi-family residential properties	112,763	101,057
Secured by non-residential commercial real estate	211,400	227,751
Commercial and industrial loans and leases ("C&I") (1)	46,562	44,238
Consumer loans:
Direct	4,999	4,774
Indirect	385,616	309,683
Total loans	867,520	823,039
Less: Allowance for credit losses on loans and leases	10,700	10,184
Net loans (2)	$856,820	$812,855

(1)
Includes equipment financing leases, which totaled $13.4 million as of September 30, 2025 and $14.2 million as of December 31, 2024.
(2)
Loans are presented net of unearned income and unamortized deferred fees and costs of $0.7 million and $0.8 million as of September 30, 2025 and December 31, 2024, respectively. Loans are also presented net of unamortized premiums associated with indirect loans of $15.8 million and $10.6 million as of September 30, 2025 and December 31, 2024, respectively.

Accrued interest receivable is not included in the amortized cost basis of the Company's loans held for investment ("LHFI"). As of September 30, 2025 and December 31, 2024, accrued interest receivable for LHFI totaled $3.2 million and $2.8 million, respectively, with no related ACL and was reported in the accrued interest line on the accompanying consolidated balance sheets.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 49.6% and 56.4% of the portfolio was concentrated in loans secured by real estate as of September 30, 2025 and December 31, 2024, respectively.

Loans with a carrying value of $86.5 million and $92.6 million were pledged as collateral to secure Federal Home Loan Bank (“FHLB”) borrowings as of September 30, 2025 and December 31, 2024, respectively. In addition, loans with a carrying value of $363.9 million and $285.2 million were pledged to secure borrowings with the Federal Reserve Bank ("FRB") as of September 30, 2025 and December 31, 2024, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments were $22.9 million and $11.4 million as of September 30, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2025, there were new loans of $11.5 million to related parties, and no repayments made by related parties. During the year ended December 31, 2024, there were new loans of $1.4 million to related parties, and repayments made of $1.4 million by related parties.

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

For estimating the component of the ACL that shares similar risk characteristics, loans are segregated into pooled loan categories that share risk characteristics. Loans are designated into pooled categories based on product types, business lines, collateral, and other risk characteristics. For all pooled loan categories, the Company uses a loss-rate methodology to calculate estimated life-of-loan and lease credit losses. This methodology focuses on historical credit loss rates applied over the estimated weighted average remaining life of each loan pool, adjusted by qualitative factors, to estimate life-of-loan losses for each pool. The qualitative factors utilized include, among others, reasonable and supportable forecasts of economic data, including inflation, unemployment levels, and interest rates.

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

Summary of Allowances for Credit Losses

The following tables present changes in the ACL on loans and leases, as well as unfunded lending commitments, during the nine months ended September 30, 2025 and 2024:

	As of and for the Nine Months Ended September 30, 2025
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Residential Commercial Real estate	Commercial and Industrial	Direct Consumer	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses on loans and leases:
Beginning balance	$352	$406	$546	$1,428	$1,531	$49	$5,872	$10,184
Charge-offs	—	—	—	—	(2,215)	(5)	(1,428)	(3,648)
Recoveries	—	21	—	—	16	149	163	349
Provision for (recovery of) credit losses on loans and leases	(90)	(41)	97	142	1,072	(135)	2,770	3,815
Allowance for credit losses on loans and leases	$262	$386	$643	$1,570	$404	$58	$7,377	$10,700

Allowance for credit losses on unfunded lending commitments:
Beginning balance	$280	$1	$43	$16	$34	$2	$—	$376
Provision for (recovery of) credit losses on unfunded lending commitments	6	—	—	(10)	—	—	—	(4)
Allowance for credit losses on unfunded lending commitments	$286	$1	$43	$6	$34	$2	$—	$372

	As of and for the Nine Months Ended September 30, 2024
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Residential Commercial Real estate	Commercial and Industrial	Direct Consumer	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses on loans and leases:
Beginning balance	$565	$591	$415	$1,425	$513	$64	$6,934	$10,507
Charge-offs	—	(2)	—	—	(113)	(53)	(1,049)	(1,217)
Recoveries	20	46	—	—	—	249	259	574
Provision for (recovery of) credit losses on loans and leases	(249)	(171)	261	322	342	(209)	(44)	252
Allowance for credit losses on loans and leases	$336	$464	$676	$1,747	$742	$51	$6,100	$10,116

Allowance for credit losses on unfunded lending commitments:
Beginning balance	$450	$1	$9	$2	$102	$5	$—	$569
Provision for (recovery of) credit losses on unfunded lending commitments	(115)	(1)	50	25	(59)	—	—	(100)
Allowance for credit losses on unfunded lending commitments	$335	$—	$59	$27	$43	$5	$—	$469

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
•
Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future. The Company did not have any loans classified as Loss (Risk Grade 9) as of September 30, 2025 or December 31, 2024.

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

The tables below illustrate the carrying amount of loans and leases by credit quality indicator and year of origination as of September 30, 2025, as well as gross charge-offs for the nine months ended September 30, 2025.

		September 30, 2025
		Loans at Amortized Cost Basis by Origination Year
		2025	2024	2023	2022	2021	Prior	Total
		(Dollars in Thousands)
Commercial:

Construction, land development and other land loans	Pass	$1,852	$8,099	$14,000	$7,753	$6	$105	$31,815
	Special Mention	—	4,416	—	—	25	—	4,441
	Substandard	—	—	2,304	—	—	—	2,304
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$1,852	$12,515	$16,304	$7,753	$31	$105	$38,560

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by multi-family residential properties	Pass	$1,025	$201	$381	$65,771	$13,601	$23,808	$104,787
	Special Mention	—	—	—	7,976	—	—	7,976
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$1,025	$201	$381	$73,747	$13,601	$23,808	$112,763

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by non-residential commercial real estate	Pass	$11,257	$25,271	$16,221	$21,959	$35,191	$96,966	$206,865
	Special Mention	—	—	540	2,849	—	326	3,715
	Substandard	—	—	—	—	457	363	820
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$11,257	$25,271	$16,761	$24,808	$35,648	$97,655	$211,400

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans and leases	Pass	$11,215	$14,191	$4,641	$2,575	$3,935	$9,835	$46,392
	Special Mention	—	—	—	18	45	—	63
	Substandard	—	—	—	—	—	107	107
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$11,215	$14,191	$4,641	$2,593	$3,980	$9,942	$46,562

	Current period gross charge-offs	$—	$—	$2,215	$—	$—	$—	$2,215

Total commercial	Pass	$25,349	$47,762	$35,243	$98,058	$52,733	$130,714	$389,859
	Special Mention	—	4,416	540	10,843	70	326	16,195
	Substandard	—	—	2,304	—	457	470	3,231
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
		$25,349	$52,178	$38,087	$108,901	$53,260	$131,510	$409,285

	Current period gross charge-offs	$—	$—	$2,215	$—	$—	$—	$2,215

		September 30, 2025
		Loans at Amortized Cost Basis by Origination Year
		2025	2024	2023	2022	2021	Prior	Total
		(Dollars in Thousands)
Consumer:

Secured by 1-4 family residential properties	Performing	$4,206	$5,045	$2,979	$17,345	$14,093	$23,359	$67,027
	Non-performing	—	—	—	—	—	593	593
	Subtotal	$4,206	$5,045	$2,979	$17,345	$14,093	$23,952	$67,620

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Direct	Performing	$2,533	$1,354	$557	$185	$223	$143	$4,995
	Non-performing	—	—	—	—	4	—	4
	Subtotal	$2,533	$1,354	$557	$185	$227	$143	$4,999

	Current period gross charge-offs	$—	$4	$—	$—	$1	$—	$5

Indirect	Performing	$125,127	$47,928	$60,530	$62,932	$46,774	$42,219	$385,510
	Non-performing	—	23	—	—	10	73	106
	Subtotal	$125,127	$47,951	$60,530	$62,932	$46,784	$42,292	$385,616

	Current period gross charge-offs	$10	$95	$203	$449	$277	$394	$1,428

Total consumer	Performing	$131,866	$54,327	$64,066	$80,462	$61,090	$65,721	$457,532
	Non-performing	—	23	—	—	14	666	703
		$131,866	$54,350	$64,066	$80,462	$61,104	$66,387	$458,235

	Current period gross charge-offs	$10	$99	$203	$449	$278	$394	$1,433

The tables below illustrate the carrying amount of loans and leases by credit quality indicator and year of origination as of December 31, 2024, as well as gross charge-offs for the year ended December 31, 2024.

		December 31, 2024
		Loans at Amortized Cost Basis by Origination Year
		2024	2023	2022	2021	2020	Prior	Total
		(Dollars in Thousands)
Commercial:

Construction, land development and other land loans	Pass	$852	$4,626	$45,087	$11,931	$41	$450	$62,987
	Special Mention	—	—	—	61	—	—	61
	Substandard	—	2,489	—	—	—	—	2,489
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$852	$7,115	$45,087	$11,992	$41	$450	$65,537

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by multi-family residential properties	Pass	$7,941	$8,218	$42,077	$17,557	$5,592	$19,672	$101,057
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$7,941	$8,218	$42,077	$17,557	$5,592	$19,672	$101,057

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by non-residential commercial real estate	Pass	$25,251	$24,906	$34,930	$36,793	$54,527	$49,681	$226,088
	Special Mention	—	—	316	—	334	—	650
	Substandard	—	—	—	483	147	383	1,013
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$25,251	$24,906	$35,246	$37,276	$55,008	$50,064	$227,751

	Current period gross charge-offs	$—	$—	$—	$—	$—	$248	$248

Commercial and industrial loans	Pass	$13,458	$5,562	$3,499	$5,189	$2,888	$9,963	$40,559
	Special Mention	—	—	30	60	—	—	90
	Substandard	—	—	—	2	—	303	305
	Doubtful	—	3,284	—	—	—	—	3,284
	Loss	—	—	—	—	—	—	—
	Subtotal	$13,458	$8,846	$3,529	$5,251	$2,888	$10,266	$44,238

	Current period gross charge-offs	$—	$—	$54	$—	$43	$24	$121

Total commercial	Pass	$47,502	$43,312	$125,593	$71,470	$63,048	$79,766	$430,691
	Special Mention	—	—	346	121	334	—	801
	Substandard	—	2,489	—	485	147	686	3,807
	Doubtful	—	3,284	—	—	—	—	3,284
	Loss	—	—	—	—	—	—	—
		$47,502	$49,085	$125,939	$72,076	$63,529	$80,452	$438,583

	Current period gross charge-offs	$—	$—	$54	$—	$43	$272	$369

		December 31, 2024
		Loans at Amortized Cost Basis by Origination Year
		2024	2023	2022	2021	2020	Prior	Total
		(Dollars in Thousands)
Consumer:

Secured by 1-4 family residential properties	Performing	$4,559	$3,525	$18,060	$14,746	$5,884	$21,612	$68,386
	Non-performing	—	—	—	—	—	1,613	1,613
	Subtotal	$4,559	$3,525	$18,060	$14,746	$5,884	$23,225	$69,999

	Current period gross charge-offs	$—	$—	$—	$—	$—	$2	$2

Direct consumer	Performing	$2,397	$1,077	$430	$487	$283	$100	$4,774
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$2,397	$1,077	$430	$487	$283	$100	$4,774

	Current period gross charge-offs	$—	$—	$1	$42	$3	$16	$62

Indirect consumer	Performing	$54,546	$72,461	$74,514	$55,904	$41,908	$10,350	$309,683
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$54,546	$72,461	$74,514	$55,904	$41,908	$10,350	$309,683

	Current period gross charge-offs	$21	$95	$278	$531	$329	$127	$1,381

Total consumer:	Performing	$61,502	$77,063	$93,004	$71,137	$48,075	$32,062	$382,843
	Non-performing	—	—	—	—	—	1,613	1,613
		$61,502	$77,063	$93,004	$71,137	$48,075	$33,675	$384,456

	Current period gross charge-offs	$21	$95	$279	$573	$332	$145	$1,445

The following table provides an aging analysis of past due loans by class as of September 30, 2025:

	As of September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$38,560	$38,560	$—
Secured by 1-4 family residential properties	7	5	362	374	67,246	67,620	—
Secured by multi-family residential properties	—	—	—	—	112,763	112,763	—
Secured by non-residential commercial real estate	—	—	363	363	211,037	211,400	—
Commercial and industrial loans	—	25	—	25	46,537	46,562	—
Consumer loans:				—
Direct	1	—	4	5	4,994	4,999	—
Indirect	614	254	83	951	384,665	385,616	—
Total	$622	$284	$812	$1,718	$865,802	$867,520	$—
As a percentage of total loans	0.07%	0.04%	0.09%	0.20%	99.80%	100.00%

The following table provides an aging analysis of past due loans by class as of December 31, 2024:

	As of December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$65,537	$65,537	$—
Secured by 1-4 family residential properties	515	—	—	515	69,484	69,999	—
Secured by multi-family residential properties	—	—	—	—	101,057	101,057	—
Secured by non-residential commercial real estate	—	—	—	—	227,751	227,751	—
Commercial and industrial loans	3,317	—	—	3,317	40,921	44,238	—
Consumer loans:
Direct	15	—	—	15	4,759	4,774	—
Indirect	489	47	—	536	309,147	309,683	—
Total	$4,336	$47	$—	$4,383	$818,656	$823,039	$—
As a percentage of total loans	0.52%	0.01%	0.00%	0.53%	99.47%	100.00%

The tables below present the amortized cost of loans on nonaccrual status and loans past due 90 days or more and still accruing interest as of September 30, 2025 and December 31, 2024. Also presented is the balance of loans on nonaccrual status at September 30, 2025 and December 31, 2024 for which there was no related ACL recorded.

	Loans on Non-Accrual Status
	September 30, 2025
	(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	593	374	—
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	363	—	—
Commercial and industrial loans	—	—	—
Consumer loans:			—
Direct	4	—	—
Indirect	106	—	—
Total loans	$1,066	$374	$—

Loans on Non-Accrual Status
December 31, 2024
(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	665	404	—
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	—	—	—
Commercial and industrial loans	3,284	—	—
Consumer loans:			—
Direct	—	—	—
Indirect	—	—	—
Total loans	$3,949	$404	$—

The following tables present the amortized cost basis of collateral dependent loans as of September 30, 2025 and December 31, 2024, which loans are individually evaluated to determine credit losses:

	September 30, 2025
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$2,304	$—	$2,304
Secured by 1-4 family residential properties	391	—	391
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	363	—	363
Commercial and industrial	—	39	39
Direct consumer	—	—	—
Total loans individually evaluated	$3,058	$39	$3,097

	December 31, 2024
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$2,489	$—	$2,489
Secured by 1-4 family residential properties	1,402	—	1,402
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	383	—	383
Commercial and industrial	—	3,327	3,327
Direct consumer	—	—	—
Total loans individually evaluated	$4,274	$3,327	$7,601

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

During the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company did not modify any loans to borrowers experiencing financial difficulty, and there were no payment defaults on loans that were modified in the previous twelve months.

5.
OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
	(Dollars in Thousands)
Beginning balance	$1,509	$602
Additions (1)	—	26
Sales proceeds	(204)	—
Gross gains	53	—
Gross losses	—	—
Net gains	53	—
Impairment	(200)	(90)
Ending balance	$1,158	$538

(1)
Additions to other real estate owned (“OREO”) may include transfers from loans, transfers from closed branches, and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was zero as of both September 30, 2025 and 2024. In addition, the Company did not hold any consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of both September 30, 2025 and 2024.

Repossessed Assets

The Company also acquires assets through the repossession of the underlying collateral of loans in default. As of September 30, 2025 and 2024, total repossessed assets were $0.5 million and $49 thousand, respectively. Repossessed assets are included in other assets in the Company's consolidated balance sheets.

6.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the fair value of goodwill is lower than its carrying amount, goodwill must be written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill totaled $7.4 million as of both September 30, 2025 and December 31, 2024. Goodwill impairment was neither indicated nor recorded during the nine months ended September 30, 2025 or the year ended December 31, 2024.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. No write-downs of core deposit premiums were recorded by the Company during the nine months ended September 30, 2025 or the year ended December 31, 2024.

The Company’s goodwill and other intangible assets (carrying basis and accumulated amortization) as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
	(Dollars in Thousands)
Goodwill	$7,435	$7,435
Core deposit intangible:
Gross carrying amount	2,048	2,048
Accumulated amortization	(2,048)	(1,999)
Core deposit intangible, net	—	49
Total	$7,435	$7,484

As of September 30, 2025, the Company had fully amortized the remaining balance of the core deposit intangible.

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

•
Federal funds purchased, which represent unsecured lines of credit that generally mature within one to 90 days, are available to the Bank through arrangements with correspondent banks and the FRB. As of September 30, 2025 and December 31, 2024, the Bank had $10.0 million and zero, respectively, in outstanding federal funds purchased.
•
Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. There were no securities sold under repurchase agreements as of both September 30, 2025 and December 31, 2024.
•
Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of both September 30, 2025 and December 31, 2024, the Bank had $10.0 million in outstanding FHLB advances with original maturities of less than one year.

Long-Term Borrowings

FHLB Advances

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both September 30, 2025 and December 31, 2024, the Company did not have any long-term FHLB advances outstanding.

Subordinated Debt

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031 (the “Notes”). The Notes bear interest at a rate of 3.50% per annum for the first five years, after which the interest rate will be reset quarterly to a benchmark interest rate per annum which, subject to certain conditions provided in the Notes, will be equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 275 basis points. The Company used the net proceeds of the Notes for general corporate purposes, which included repurchasing of the Company’s common stock, and supporting organic growth plans, including the maintenance of the Bank's capital ratios. Net of unamortized debt issuance costs, the Notes were recorded as long-term borrowings totaling $10.9 million as of both September 30, 2025 and December 31, 2024. The table below provides additional information related to the Notes as of and for the nine months ended September 30, 2025 and 2024.

	September 30,	September 30,
	2025	2024
	(Dollars in Thousands)
Balance at period-end	$10,927	$10,854
Average balance during the period	$10,921	$10,848
Maximum month-end balance during the period	$10,927	$10,854
Average rate paid during the period, including amortization of debt issuance costs	4.20%	4.20%
Weighted average remaining maturity (in years)	6.00	7.00

Available Credit

As an additional funding source, the Company has available unused lines of credit with correspondent banks, the FRB and the FHLB. Certain of these funding sources are subject to underlying collateral. As of September 30, 2025 and December 31, 2024, the Company’s available unused lines of credit consisted of the following:

Available Unused Lines of Credit	Collateral Requirements	September 30, 2025	December 31, 2024
Correspondent banks	None	$48.0 million	$48.0 million
FHLB advances (1)	Subject to collateral	$313.0 million	$319.9 million
FRB (2)	Subject to collateral	$200.9 million	$165.1 million

(1)
These amounts represent the total remaining credit the Company has from the FHLB, but this credit can only be utilized to the extent that underlying collateral exists. The total lendable collateral value of assets pledged (including loans and investment securities) associated with FHLB advances and letters of credit totaled $50.8 million and $55.4 million as of September 30, 2025 and December 31, 2024, respectively. The Company’s collateral exposure with the FHLB in the form of advances and letters of credit was $30.0 million and $10.0 million as of September 30, 2025 and December 31, 2024, respectively, leaving an excess of collateral of $20.8 million and $45.4 million available to utilize for additional credit as of the respective dates. The Company also has the ability to pledge additional assets to increase the availability of borrowings.

(2)
The Company has access to the FRB's discount window, which allows borrowing on pledged collateral that includes eligible investment securities and loans under 90-day terms. The amounts shown in the table represent the Company's unused borrowing capacity as of the applicable date based on collateral pledged to the FRB's discount window.
8.
INCOME TAXES

The provision for income taxes was $1.1 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate was 22.9% and 23.5%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $2.9 million and $4.1 million as of September 30, 2025 and December 31, 2024, respectively. The net deferred tax asset, which is included on the interim condensed consolidated balance sheets in other assets, is impacted by changes in the fair value of securities available-for-sale and cash flow hedges, changes in net operating loss carryforwards, changes in the allowance for credit losses, and other book-to-tax temporary differences.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA extends or makes permanent a number of provisions originally enacted in the 2017 Tax Cuts and Jobs Act and introduces new items affecting both individuals and businesses. Topic 740, Income Taxes, of the FASB Accounting Standards Codification requires the effects of newly enacted tax law to be recognized in the period of enactment. We do not expect the OBBBA to have a material impact on our 2025 estimated annual effective tax rate or on our consolidated financial statements.

9.
DEFERRED COMPENSATION PLANS

Supplemental Retirement Benefits

The Company has entered into supplemental retirement compensation benefits agreements with certain non-employee directors and former executive officers. These agreements are structured as nonqualified retirement plans for federal income tax purposes. The Company’s obligation under these agreements is accrued as deferred compensation in accordance with the terms of the individual contracts over the required service period to the date the employee is eligible to receive benefits. The Company’s deferred compensation obligation under these agreements totaled $2.5 million and $2.7 million as of September 30, 2025 and December 31, 2024, respectively.

Non-Employee Directors' Deferred Compensation Plan

Non-employee directors may elect to defer payment of all or any portion of their director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock, as applicable. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of September 30, 2025 and December 31, 2024, a total of 75,455 and 108,190 shares of Bancshares common stock, respectively, were being held as stock equivalents in connection with the Deferral Plan. All deferred fees and shares of Bancshares common stock are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity as additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

10.
STOCK AWARDS

In 2013, Bancshares’ shareholders authorized the Company to provide share-based compensation awards to eligible employees, directors and consultants of the Company and its affiliates pursuant to the 2013 Incentive Plan. Available award types included stock options, stock appreciation rights, restricted stock and restricted stock units, and performance share awards. The 2013 Incentive Plan, as amended in 2019, expired in March 2023. In April 2023, Bancshares’ shareholders approved the 2023 Incentive Plan, which authorizes the Compensation Committee of the Board of Directors to grant substantially the same types of share-based awards to eligible employees, directors and consultants. Collectively, the 2013 Incentive Plan and the 2023 Incentive Plan are herein referred to as the Company’s “Incentive Plan.” In accordance with the Incentive Plan, shares of common stock available for issuance pursuant to the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Since the origination of the Incentive Plan, through September 30, 2025, only stock options and restricted stock have been granted. Stock-based compensation expense related to stock awards totaled $0.5 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Stock Options

Stock options have been granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms. The Company recognizes the cost of services received in exchange for stock option awards based on the grant date fair value of the award, with compensation expense recognized on a straight-line basis over the award’s vesting period. The fair value of outstanding awards was determined using the Black-Scholes option pricing model. The Company did not grant any stock options during the nine months ended September 30, 2025 or 2024.

The following table summarizes the Company’s stock option activity for the periods presented.

	Nine Months Ended
	September 30, 2025		September 30, 2024
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Options:
Outstanding, beginning of period	268,250	$10.62	411,900	$9.77
Granted	—	—	—	—
Exercised	31,750	8.30	86,700	8.14
Expired	5,500	8.23	7,600	8.09
Forfeited	1,000	10.01	—	—
Options outstanding, end of period	230,000	11.00	317,600	10.26
Options exercisable, end of period	230,000	11.00	317,600	10.26

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was $0.4 million and $0.5 million as of September 30, 2025 and 2024, respectively.

Restricted Stock

During the nine months ended September 30, 2025 and 2024, 63,519 shares and 55,300 shares, respectively, of restricted stock were granted. Restricted stock awards granted to employees had a three-year vesting period, while awards granted to non-employee directors had a one-year vesting period. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

The following table summarizes the Company's restricted stock award activity for the periods presented.

	Nine Months Ended
	September 30, 2025		September 30, 2024
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted stock awards:
Unvested shares, beginning of period	92,599	$10.29	86,443	$10.03
Granted	63,519	13.06	55,300	10.41
Released from restriction	58,076	10.53	47,644	9.96
Forfeited	2,768	11.77	1,500	10.41
Unvested shares, end of period	95,274	$11.95	92,599	$10.29

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

The following table provides a summary of the components of lease income and expense, as well as the reporting location in the interim condensed consolidated statements of operations, for the three and nine months ended September 30, 2025 and 2024:

	Location in the Condensed	Three Months Ended		Nine Months Ended
	Consolidated Statements of Operations	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
		(Dollars in Thousands)		(Dollars in Thousands)
Operating lease income (1)	Lease income	$262	$260	$815	$770
Operating lease expense (2)	Net occupancy and equipment	$109	$147	$336	$460

(1)
Operating lease income includes rental income from owned properties.
(2)
Includes short-term lease costs. For the three and nine months ended September 30, 2025 and 2024, short-term lease costs were nominal in amount.

The following table provides supplemental lease information for operating leases on the interim condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	Location in the Condensed
	Consolidated Balance Sheets	September 30, 2025	December 31, 2024
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$1,668	$1,921
Operating lease liabilities	Other liabilities	$1,728	$1,972
Weighted-average remaining lease term (in years)		5.48	5.14
Weighted-average discount rate		4.31%	4.08%

The following table provides supplemental lease information for the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$308	$295

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of September 30, 2025:

Minimum Rental Payments
(Dollars in Thousands)
2025	$104
2026	419
2027	308
2028	269
2029	183
2030 and thereafter	746
Total future minimum lease payments	$2,029
Less: Imputed interest	301
Total operating lease liabilities	$1,728

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

Cash Flow Hedges

In March 2025, the Company purchased an interest rate floor contract with the objective of protecting the Company against variability in expected future cash flows attributed to changes in the designated interest rate (1 Month CME Term SOFR) on the notional amount of $20.0 million based on interest receipts on loans and securities indexed to the designated interest rate. The contract was designated as a derivative instrument in cash flow hedges and is intended to mitigate the Company’s risk of loss associated with downward shifts in the designated interest rate. The contract will provide cash flow to the Company in the event the designated interest rate decreases below 3.05% before the contract’s designated termination date of March 15, 2029. As of September 30, 2025, the hedge relationship for the floor contract was designated effective, and accordingly, changes in the fair value of the contract were included as an adjustment to accumulated other comprehensive income.

In August 2024, the Company entered into two forward starting interest rate swap contracts with the objective of protecting the Company against variability in expected future cash flows attributed to changes in the designated interest rate (USD-SOFR-COMPOUND) on the designated notional of interest-bearing liabilities. Each of the contracts has a $20.0 million notional amount, or $40.0 million in the aggregate. The interest rate swaps were designated as derivative instruments in cash flow hedges. In accordance with the related contracts, the Company pays a fixed interest rate and receives a variable interest rate based on the designated interest rate, on the notional amounts. The swap contracts are scheduled to terminate on September 6, 2027 and March 15, 2028. As of September 30, 2025 and December 31, 2024, the hedge relationships for both swaps were designated effective, and accordingly, changes in the fair value of the contracts were included as an adjustment to accumulated other comprehensive income.

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

As of September 30, 2025 and December 31, 2024, the Company had an unrealized gain of $0.2 million and $0.3 million, respectively, associated with an interest rate swap contract that was terminated in February 2023. Prior to termination, the swap was designated as a cash flow hedge on a notional of $10.0 million in interest payments associated with variable rate interest-bearing liabilities. The unrealized gain is being reclassified as an increase to net interest income over the original term of the contract which had a designated termination date of July 8, 2026.

Presentation

The table below reflects the notional amount and fair value of active derivative instruments included on the Company’s consolidated balance sheets on a net basis as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025		As of December 31, 2024
		Estimated		Estimated
		Fair Value		Fair Value
	Notional Amount	Gain (Loss) (1)	Notional Amount	Gain (Loss) (1)
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to fixed rate indirect consumer loans	$—	$—	$30,000	$69
Total fair value hedges		$—		$69
Cash flow hedges:
Interest rate swaps related to interest-bearing liabilities	$40,000	$(45)	$40,000	$609
Interest rate floors	$20,000	214	$—	—
Total cash flow hedges		$169		$609
Total derivatives designated as hedging instruments, net		$169		$678
Derivatives not designated as hedging instruments:
Interest rate floors	$25,000	$1	$50,000	$18
Credit risk participation agreements	$15,198	(62)	$15,198	(54)
Total derivatives not designated as hedging instruments, net		$(61)		$(36)

(1)
Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities in the consolidated balance sheets.

The following table presents the net effects of derivative instruments on the Company’s interim condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024. The effects, which include the reclassification of unrealized gains on terminated swap contracts, are presented as either an increase or decrease to income before income taxes in the relevant caption of the Company’s interim condensed consolidated statements of operations.

Location in the Condensed		Three Months Ended		Nine Months Ended
Consolidated Statements of Operations		September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
		(Dollars in Thousands)		(Dollars in Thousands)
Interest income	Interest and fees on loans	$(18)	$209	$(66)	$729
Interest expense	Interest on deposits	143	93	380	333
Interest expense	Interest on borrowings	—	12	—	84
Non-interest income	Other non-interest income	12	27	(8)	27
Non-interest expense	Other non-interest expense	(5)	72	(17)	10
	Net increase to income before income taxes	$132	$413	$289	$1,183

13.
OTHER OPERATING INCOME AND EXPENSE

Other Operating Income

Other operating income for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Dollars in Thousands)
Bank-owned life insurance	$141	$136	$416	$400
ATM fee income	89	90	271	272
Other income	79	103	227	250
Total	$309	$329	$914	$922

Other Operating Expense

Other operating expense for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Dollars in Thousands)
Postage, stationery and supplies	$132	$106	$421	$420
Telephone/data communication	191	197	576	582
Collection and recoveries	69	47	235	107
Directors fees	103	81	297	262
Software amortization	115	62	330	239
Other real estate/foreclosure expense, net	153	31	197	92
Other expense	786	575	2,094	1,593
Total	$1,549	$1,099	$4,150	$3,295

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

	September 30, 2025	December 31, 2024
	(Dollars in Thousands)
Standby letters of credit	$—	$—
Standby performance letters of credit	$722	$896
Commitments to extend credit	$121,794	$120,703

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of September 30, 2025 and December 31, 2024, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

At each quarter end date, the Company calculates an allowance for unfunded lending commitments, including those described in the table above. The Company's allowance for unfunded commitments totaled $0.4 million as of both September 30, 2025 and December 31, 2024. Additional discussion related to the calculation of the allowance for unfunded commitments is included in Note 4, "Loans and Leases."

Self-Insurance

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates a liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies' incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both September 30, 2025 and December 31, 2024. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the nine months ended September 30, 2025 or the year ended December 31, 2024.

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

The following table presents assets and liabilities measured at net fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

	Fair Value Measurements as of September 30, 2025 Using
	Totals At September 30, 2025	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$105,872	$—	$105,872	$—
Commercial	8,242	—	8,242	—
Obligations of U.S. government-sponsored agencies	11,990	—	11,990	—
Obligations of states and political subdivisions	1,741	—	1,741	—
Corporate notes	16,833	—	16,833	—
U.S. Treasury securities	19,291	19,291	—	—
Derivative contracts:
Other assets - interest rate floors	215	—	215	—
Other liabilities - interest rate swaps	45	—	45	—
Other liabilities - credit risk participation agreements	62	—	62	—

	Fair Value Measurements as of December 31, 2024 Using
	Totals At December 31, 2024	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$85,282	$—	$85,282	$—
Commercial	11,920	—	11,920	—
Obligations of U.S. government-sponsored agencies	10,834	—	10,834
Obligations of states and political subdivisions	1,549	—	1,549	—
Corporate notes	15,944		15,944	—
U.S. Treasury securities	42,359	42,359	—	—
Derivative contracts:
Other assets - interest rate swaps	678	—	678	—
Other assets - interest rate floors	18	—	18	—
Other liabilities - credit risk participation agreements	54	—	54	—

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

As of September 30, 2025 and December 31, 2024, included within OREO were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Company that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

The following table presents the balances of collateral dependent loans, OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024:

	Fair Value Measurements as of September 30, 2025 Using
	Totals At September 30, 2025	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Collateral dependent loans	$161	$—	$—	$161
OREO and other assets held-for-sale	1,158	—	—	1,158

	Fair Value Measurements as of December 31, 2024 Using
	Totals At December 31, 2024	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Collateral dependent loans	$2,026	$—	$—	$2,026
OREO and other assets held-for-sale	1,509	—	—	1,509

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following tables present information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2025 and December 31, 2024. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of September 30, 2025 and December 31, 2024 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value September 30, 2025	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Collateral dependent loans	$161	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	9.5%

OREO and other assets held-for-sale	$1,158	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	9.5%

	Level 3 Significant Unobservable Input Assumptions
	Fair Value December 31, 2024	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Collateral dependent loans	$2,026	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	9.5%

OREO and other assets held-for-sale	$1,509	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	9.5%

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

OREO

OREO under a binding contract for sale is valued based on contract price. If no sales contract is pending for a specific property, management establishes a comparability adjustment to the appraised value based on historical activity, considering proceeds for properties sold versus the corresponding appraised value. Increases or decreases in realization for properties sold impact the comparability adjustment for similar assets remaining on the consolidated balance sheet.

Other Assets Held-for-Sale

Assets designated as held-for-sale that are under a binding contract are valued based on the contract price. If no sales contract is pending for a specific property, management establishes a comparability adjustment to the appraised value based on historical activity, considering proceeds for properties sold versus the corresponding appraised value. Increases or decreases in realization for properties sold impact the comparability adjustment for similar assets remaining on the consolidated balance sheet.

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

The estimated net fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$54,690	$54,690	$54,690	$—	$—
Investment securities available-for-sale	163,969	163,969	19,291	144,678	—
Investment securities held-to-maturity	524	504	—	504	—
Federal funds sold and securities purchased under reverse repurchase agreements	4,850	4,850	—	4,850	—
Federal Home Loan Bank stock	1,266	1,266	—	—	1,266
Loans, net of allowance for credit losses	856,820	817,984	—	—	817,984
Other assets - interest rate floors	215	215	—	215	—
Liabilities:
Deposits	1,002,472	950,583	—	950,583	—
Short-term borrowings	20,000	20,000	—	20,000	—
Long-term borrowings	10,927	10,230	—	10,230	—
Other liabilities - interest rate swaps	45	45	—	45	—
Other liabilities - credit risk participation agreements	62	62	—	62	—

	December 31, 2024
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$47,216	$47,216	$47,216	$—	$—
Investment securities available-for-sale	167,888	167,888	42,359	125,529	—
Investment securities held-to-maturity	682	642	—	642	—
Federal funds sold	5,727	5,727	—	5,727	—
Federal Home Loan Bank stock	1,256	1,256	—	—	1,256
Loans, net of allowance for credit losses	812,855	759,870	—	—	759,870
Other assets - interest rate swaps	678	678	—	678	—
Other assets - interest rate floors	18	18	—	18	—
Liabilities:
Deposits	972,557	893,814	—	893,814	—
Short-term borrowings	10,000	10,000	—	10,000	—
Long-term borrowings	10,872	9,590	—	9,590	—
Other liabilities - credit risk participation agreements	54	54	—	54	—

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

The accounting policies of the Bank segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the Bank segment and decides how to allocate resources based on segment net income that also is reported on the consolidated statement of operations as consolidated net income. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

The table below provides information related to the Company's Bank operating segment for the three and nine months ended September 30, 2025 and 2024:

	Bank Segment
	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(Dollars in Thousands)		(Dollars in Thousands)
Income:
Interest income	$15,281	$15,017	$44,153	$43,840
Non-interest income	860	901	2,584	2,601
Total income	16,141	15,918	46,737	46,441
Less:
Interest expense	5,619	5,832	16,118	16,439
Provision for credit losses	566	152	3,811	152
Salaries and employee benefits	3,759	3,837	11,440	11,815
Net occupancy and equipment	987	958	2,799	2,806
Computer services	431	449	1,264	1,336
Insurance expense and assessments	348	348	1,098	1,153
Fees for professional services	363	299	1,048	1,004
Postage, stationery and supplies	132	106	421	420
Telephone/data communication	191	197	576	582
Collection and recoveries	69	47	235	107
Directors fees	103	81	297	262
Software amortization	115	62	330	239
Other real estate/foreclosure expense, net	153	31	197	92
Other segment items (1)	786	575	2,094	1,593
Provision for income taxes	583	722	1,146	1,985
Total expense	14,205	13,696	42,874	39,985
Segment net income	$1,936	$2,222	$3,863	$6,456

(1) Other segment items includes advertising expense, travel and business development expense, and life insurance expense.

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

Delivery of the best possible financial services to customers remains an overall operational focus of the Company. The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 151 full-time equivalent employees (as of September 30, 2025), to ensure customer satisfaction and convenience.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of September 30, 2025 to December 31, 2024, while comparing income and expense for the nine months ended September 30, 2025 and 2024. All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

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

RECENT MARKET CONDITIONS

Economic volatility persisted during the nine months ended September 30, 2025 due to a number of factors, including continued growth in U.S. gross domestic product (“GDP”), as well as rising inflation and unemployment levels, during the third quarter of 2025. As of September 30, 2025, uncertainty continued related to the ultimate impact of trade tariffs introduced by the Trump administration, ongoing geopolitical unrest, and more recently, the Congressional shutdown of “nonessential” portions of the U.S. government. Estimates of second quarter 2025 U.S. GDP were revised upward to 3.8%, rebounding from a 0.5% contraction in the first quarter of 2025. An October 2025 estimate by the Federal Reserve Bank of Atlanta put third quarter 2025 GDP at 3.9%. The U.S. inflation rate, as measured by the consumer price index, rose to 3.0% in September 2025, the highest level since January 2025, but slightly below consensus forecasts. The U.S. unemployment rate increased to 4.3% in August 2025, and while unemployment for September 2025 was not released in accordance with the typical time-frame due to the government shutdown, consensus expectations are that September unemployment will hold steady with the August number. Through most of the nine months ended September 30, 2025, the Open Market Committee of the FRB did not change the federal funds rate; however, in both September and October 2025, the federal funds rate was reduced by 25 basis points. Although volatile at times, Treasury rates trended lower during the first nine months of 2025, indicating continued sentiment for further rate reductions in the coming year. The combination of continued GDP growth, inflation levels above the FRB’s 2% target, and rising unemployment levels provides a difficult environment in which to predict future movement in interest rates.

Additionally, the impacts of new trade and other economic policies in the U.S., including tariffs and the One Big Beautiful Bill Act, along with the threat to implement additional tariffs, have created economic uncertainty which will continue to evolve and impact our business in future periods. There is a risk that these policy changes could have a negative impact on certain of our customers, causing increased difficulty in repaying their loans or other obligations which could result in a higher level of credit losses in our loan portfolios with a corresponding impact on our results of operations. In the Company’s local markets, competition for deposits has remained at elevated levels causing difficulty in lowering funding costs amid a declining interest rate environment. Uncertainty has continued with respect to commercial lending as business firms assess the potential impact of trade tariffs and the interest rate environment on their activities. However, while consumer spending has generally slowed on a macro-basis, the Company has experienced significant growth in consumer indirect lending at the higher end of the credit spectrum during the first nine months of 2025. The competitive environment, combined with ongoing economic uncertainty, provides a challenging environment in which to maintain and increase the Company’s net interest margin. Should economic conditions worsen, the Company is exposed to increased credit risk from both commercial and consumer borrowers. Furthermore, should market interest rates or the federal funds rate increase or decrease at significant levels, particularly over a short period of time, the Company’s net interest margin and net interest income could be negatively impacted.

EXECUTIVE OVERVIEW

The Company earned net income of $1.9 million, or $0.32 per diluted common share, during the three months ended September 30, 2025, compared to $2.2 million, or $0.36 per diluted common share, for the three months ended September 30, 2024. For the nine months ended September 30, 2025, net income totaled $3.9 million, or $0.64 per diluted share, compared to $6.5 million, or $1.04 per diluted share for the nine months ended September 30, 2024. The decrease in net income during both the three months and the nine months ended September 30, 2025, compared to the previous periods, resulted primarily from increases in the Company’s provision for credit losses on loans and leases and non-interest expense, partially offset by increases in net interest income.

Summarized condensed consolidated statements of operations are included below for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
	(Dollars in Thousands, Except Per Share Data)
Interest income	$15,281	$15,017	$44,153	$43,840
Interest expense	5,619	5,832	16,118	16,439
Net interest income	9,662	9,185	28,035	27,401
Provision for credit losses	566	152	3,811	152
Net interest income after provision for credit losses	9,096	9,033	24,224	27,249
Non-interest income	860	901	2,584	2,601
Non-interest expense	7,437	6,990	21,799	21,409
Income before income taxes	2,519	2,944	5,009	8,441
Provision for income taxes	583	722	1,146	1,985
Net income	$1,936	$2,222	$3,863	$6,456
Basic net income per share	$0.33	$0.38	$0.66	$1.10
Diluted net income per share	$0.32	$0.36	$0.64	$1.04
Dividends per share	$0.07	$0.05	$0.21	$0.15

The discussion that follows summarizes the most significant activity that drove changes in the Company’s operating results during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Net Interest Income and Margin

Net interest income increased by $0.6 million, or 2.3%, comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024. The increase resulted from a combination of increased average interest-earning asset balances and decreased average rates on deposits. Average interest-earning assets increased by $45.3 million during the first nine months of 2025, driven by growth in consumer indirect loans and, to a lesser extent, investment securities. While decreases in deposit costs were favorable to the Company’s net interest income, net interest margin decreased as the average yield on interest-earnings assets declined at a faster pace than the average rate on interest-bearing liabilities amid the declining interest rate environment. Net interest margin was 3.57% for the nine months ended September 30, 2025, compared to 3.65% for the nine months ended September 30, 2024.

Provision for Credit Losses

For the nine months ended September 30, 2025, the Company recorded a provision for credit losses of $3.8 million, compared to $0.2 million for the nine months ended September 30, 2024. Of the total provision recorded in the 2025 period, $2.8 million was associated with the consumer indirect loan portfolio, $1.1 million with the commercial and industrial portfolio (“C&I”), $0.1 million with the non-residential commercial real estate portfolio (“CRE”) and $0.1 million with the multi-family real estate category. These provisions were partially offset by a net of $0.3 million in reductions of credit losses in other loan categories. The increased provision associated with the consumer indirect portfolio was attributable to significant growth in the portfolio during the nine months ended September 30, 2025, as well as an increase in net charge-offs, particularly in the second quarter of 2025. The provisions recorded for C&I and CRE were primarily the result of credit allowances on two individually evaluated loans. During the third quarter of 2025, charge-offs associated with the indirect portfolio decreased relative to the second quarter and credit issues associated with the two individually evaluated loans were substantially resolved. As of September 30, 2025, the Company’s allowance for credit losses ("ACL") on loans and leases as a percentage of total loans was 1.23%, compared to 1.24% as of December 31, 2024.

Non-interest Income

Non-interest income remained relatively consistent, totaling $2.6 million for both the nine months ended September 30, 2025 and 2024.

Non-interest Expense

Non-interest expense increased to $21.8 million for the nine months ended September 30, 2025, compared to $21.4 million for the nine months ended September 30, 2024, an increase of $0.4 million, or 1.8%. The increase comparing the 2025 period to the 2024 period resulted from increases in a number of expense categories, including collection and other real estate/foreclosure expense, as well as increases related to check fraud recoveries that occurred in 2024, but were not repeated in 2025. The increase in non-interest expense during the nine months ended

September 30, 2025 compared to the corresponding period of 2024 was partially offset by a decrease in salaries and benefits, and to a lesser extent, various other expense categories.

Total Assets

As of September 30, 2025, the Company’s assets totaled $1,147.2 million, compared to $1,101.1 million as of December 31, 2024, an increase of 4.2%.

Loans

Total loans increased by $44.5 million, or 5.4%, as of September 30, 2025, compared to December 31, 2024. The increase was driven primarily by growth of $75.9 million in consumer indirect loans during the nine months ended September 30, 2025. The indirect lending platform focuses on consumer lending on the higher end of the credit spectrum. Collateral financed in the indirect portfolio primarily includes boats, recreational vehicles/campers, horse trailers and cargo trailers. The weighted average credit score of new indirect loans financed during the nine months ended September 30, 2025 was 798, while the weighted average credit score for the entire portfolio was 782. In addition to the indirect portfolio, the Company also grew its multi-family residential real estate and commercial and industrial lending categories during the nine months ended September 30, 2025 by $11.7 million and $2.3 million, respectively. Loan growth during the nine months ended September 30, 2025 was partially offset by net reductions of $45.4 million in other lending categories, primarily construction and non-residential commercial real estate. For the nine months ended September 30, 2025, average loan balances increased by $30.6 million, or 3.7%, compared to the nine months ended September 30, 2024.

Asset Quality

Nonperforming assets, including loans in non-accrual status and other real estate owned, totaled $2.2 million as of September 30, 2025, compared to $5.5 million as of December 31, 2024. As a percentage of total assets, nonperforming assets totaled 0.19% as of September 30, 2025, compared to 0.50% as of December 31, 2024. For the nine months ended September 30, 2025, annualized net charge-offs as a percentage of average loans totaled 0.52% compared to 0.10% for the nine months ended September 30, 2024. Net charge-offs over the nine months ended September 30, 2025 totaled $3.3 million, of which $2.2 million was associated with individually evaluated commercial loans and $1.3 million was associated with the consumer indirect portfolio, partially offset by $0.2 million in net recoveries in other portfolios.

Deposits

Total deposits increased by $29.9 million, or 3.1%, during the nine months ended September 30, 2025, due primarily to increases in interest-bearing demand deposit accounts, as well as the addition of brokered certificates of deposit obtained to assist in the management of deposit costs. Core deposits, which exclude time deposits of $250 thousand or more and all wholesale brokered deposits, totaled $838.4 million, or 83.6% of total deposits, as of September 30, 2025, compared to $837.7 million, or 86.1% of total deposits, as of December 31, 2024.

Short-term Borrowings

As of September 30, 2025, the Company had $20.0 million in short-term borrowings outstanding compared to $10.0 million outstanding as of December 31, 2024. The short-term borrowings were held as part of the Company’s efforts to maintain on-balance sheet liquidity levels while repricing deposits at lower rates. As of both September 30, 2025 and December 31, 2024, all outstanding short-term borrowings had remaining maturities of less than 30 days. The amount outstanding as of September 30, 2025 included $10.0 million borrowed from the Federal Home Loan Bank of Atlanta (“FHLB”) and $10.0 million borrowed from the Federal Reserve Bank’s (“FRB”) discount window. As of December 31, 2024, all short-term borrowings outstanding were borrowed exclusively from the FHLB.

Deployment of Funds

As of September 30, 2025, the Company held cash, federal funds sold and securities purchased under reverse repurchase agreements totaling $59.5 million, or 5.2% of total assets, compared to $52.9 million, or 4.8% of total assets, as of December 31, 2024. Investment securities, including both the available-for-sale and held-to-maturity portfolios, totaled $164.5 million as of September 30, 2025 compared to $168.6 million as of December 31, 2024. As of September 30, 2025, the expected average life of securities in the investment portfolio was 4.2 years compared to 3.6 years as of December 31, 2024. During the nine months ended September 30, 2025 and 2024, the Company purchased $34.0 million and $27.5 million, respectively, of investment securities at market rates at the time of purchase. These purchases, combined with the maturity and paydown of investment securities at lower rates have led to continued improvement in yield on the portfolio. The yield on the investment securities, including both available-for-sale and held to maturity securities, totaled 3.52% for the nine months ended September 30, 2025, compared to 2.93% for the nine months ended September 30, 2024.

Shareholders’ Equity

Shareholders’ equity increased by $5.6 million, or 5.7%, as of September 30, 2025, compared to December 31, 2024. The increase in shareholders’ equity during the nine months ended September 30, 2025 resulted primarily from earnings, net of dividends paid and repurchases of shares of the Company's common stock. In addition, shareholders' equity was positively impacted during the nine months ended September 30, 2025 by reductions in the Company's accumulated other comprehensive loss resulting from changes in market interest rates, as well as the maturity of lower yielding investment securities.

Cash Dividends

During the nine months ended September 30, 2025, the Company declared cash dividends totaling $0.21 per share on its common stock, compared to cash dividends totaling $0.15 per share on its common stock during the nine months ended September 30, 2024.

Share Repurchases

During the nine months ended September 30, 2025, the Company completed the repurchase of 40,000 shares of its common stock at a weighted average price of $13.38 per share. The repurchases were completed under the Company’s previously announced share repurchase program. As of September 30, 2025, 872,813 shares remained available for repurchase under the program.

Regulatory Capital

During the nine months ended September 30, 2025, the Bank continued to maintain capital ratios at higher levels than required to be considered a “well-capitalized” institution under applicable banking regulations. As of September 30, 2025, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 10.77%. Its total capital ratio was 11.92%, and its Tier 1 leverage ratio was 9.19%.

Liquidity

As of September 30, 2025, the Company continued to maintain funding capacity sufficient to provide adequate liquidity for loan growth, capital expenditures and ongoing operations. The Company benefits from a strong core deposit base, a liquid investment securities portfolio and access to funding from a variety of sources, including federal funds lines with other banking institutions, FHLB advances, the FRB's discount window, and brokered deposits.

Banking Center Growth

During the nine months ended September 30, 2025, the Company continued its renovation of a banking center office in Daphne, Alabama that was purchased from another financial institution. This location is expected to serve as the Bank’s initial deposit gathering facility in the Daphne/Mobile area. It is currently anticipated that the location will open to the public during the first half of 2026. In addition, in October 2025, the Company opened a new automated banking facility in Mountain Brook, Alabama.

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

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three and nine months ended September 30, 2025 and 2024. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
ASSETS
Interest-earning assets:
Loans (1)	$871,926	$13,413	6.10%	$821,444	$13,206	6.40%
Investment securities	151,303	1,391	3.65%	144,821	1,121	3.08%
Federal Home Loan Bank stock	1,328	21	6.27%	825	16	7.72%
Federal funds sold and securities purchased under reverse repurchase agreements	4,850	54	4.42%	5,285	71	5.34%
Interest-bearing deposits in banks	36,087	402	4.42%	43,191	603	5.55%
Total interest-earning assets	1,065,494	15,281	5.69%	1,015,566	15,017	5.88%

Noninterest-earning assets	64,765			64,632
Total assets	$1,130,259			$1,080,198

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand deposits	$195,955	$386	0.78%	$209,322	$566	1.08%
Money market/savings deposits	300,736	2,068	2.73%	244,022	1,650	2.69%
Time deposits	345,916	2,914	3.34%	355,819	3,493	3.91%
Total interest-bearing deposits	842,607	5,368	2.53%	809,163	5,709	2.81%
Noninterest-bearing demand deposits	152,474	—	—	153,171	—	—
Total deposits	995,081	5,368	2.14%	962,334	5,709	2.36%
Borrowings	22,472	251	4.43%	11,769	123	4.16%
Total funding liabilities	1,017,553	5,619	2.19%	974,103	5,832	2.38%

Other noninterest-bearing liabilities	9,969			10,095
Shareholders’ equity	102,737			96,000
Total liabilities and shareholders' equity	$1,130,259			$1,080,198

Net interest income (2)		$9,662			$9,185
Net interest margin			3.60%			3.60%

(1)

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $1.6 million and $3.4 million for the three months ended September 30, 2025 and 2024, respectively.

(2)	Loan fees are included in interest amounts presented. Loan fees totaled $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively.

	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
ASSETS
Interest-earning assets:
Loans (1)	$851,561	$38,643	6.07%	$821,008	$38,989	6.34%
Investment securities	157,319	4,138	3.52%	140,898	3,094	2.93%
Federal Home Loan Bank stock	1,330	71	7.14%	902	53	7.85%
Federal funds sold and securities purchased under reverse repurchase agreements	4,850	160	4.41%	5,580	226	5.41%
Interest-bearing deposits in banks	34,375	1,141	4.44%	35,748	1,478	5.52%
Total interest-earning assets	1,049,435	44,153	5.63%	1,004,136	43,840	5.83%

Noninterest-earning assets	64,034			66,076
Total assets	$1,113,469			$1,070,212

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand deposits	$203,880	$1,317	0.86%	$204,805	$1,242	0.81%
Money market/savings deposits	277,149	5,355	2.58%	250,528	5,161	2.75%
Time deposits	344,310	8,690	3.37%	346,584	9,615	3.71%
Total interest-bearing deposits	825,339	15,362	2.49%	801,917	16,018	2.67%
Noninterest-bearing demand deposits	154,390	—	—	151,317	—	—
Total deposits	979,729	15,362	2.10%	953,234	16,018	2.24%
Borrowings	22,944	756	4.41%	13,710	421	4.10%
Total funding liabilities	1,002,673	16,118	2.15%	966,944	16,439	2.27%

Other noninterest-bearing liabilities	9,521			9,816
Shareholders’ equity	101,275			93,452
Total liabilities and shareholders' equity	$1,113,469			$1,070,212

Net interest income (2)		$28,035			$27,401
Net interest margin			3.57%			3.65%

(1)

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $2.9 million and $2.7 million for the nine months ended September 30, 2025 and 2024, respectively.

(2)	Loan fees are included in interest amounts presented. Loan fees totaled $0.5 million for both the nine months ended September 30, 2025 and 2024.

The following tables summarize the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Compared to			Compared to
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:			Due to Change In:
	Volume	Average Yield/Rate	Net	Volume	Average Yield/Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$812	$(605)	$207	$1,451	$(1,797)	$(346)
Investment securities	50	220	270	361	683	1,044
Federal Home Loan Bank stock	10	(5)	5	25	(7)	18
Federal funds sold and securities purchased under reverse repurchase agreements	(6)	(11)	(17)	(30)	(36)	(66)
Interest-bearing deposits in banks	(99)	(102)	(201)	(57)	(280)	(337)
Total interest-earning assets	767	(503)	264	1,750	(1,437)	313
Interest expense on:
Demand deposits	(36)	(144)	(180)	(6)	81	75
Money market/savings deposits	383	35	418	548	(354)	194
Time deposits	(97)	(482)	(579)	(63)	(862)	(925)
Borrowings	112	16	128	284	51	335
Total interest-bearing liabilities	362	(575)	(213)	763	(1,084)	(321)
Increase (decrease) in net interest income	$405	$72	$477	$987	$(353)	$634

Interest income increased by $0.3 million, comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024. While increased average interest-earning asset balances contributed $1.8 million in interest income growth, this growth was offset by reductions in average yield. Amid a declining interest rate environment, average yields decreased in all interest-earning categories, except investment securities which provided the majority of interest income growth comparing the two nine-month periods.

Interest expense decreased by $0.3 million, comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024. While a decrease in average rates paid on deposits contributed $1.1 million to the decrease in interest expense, these savings were partially offset by the impact of growth in average deposits and borrowings which increased interest expense by $0.8 million comparing the two nine-month periods.

The Company’s net interest income and net interest margin during the nine months ended September 30, 2025 continued to be impacted by changes in the interest rate environment that began during the latter months of 2024. Notably, between September and December 2024, the federal funds rate was reduced by 100 basis points, and generally, the Company’s interest-earning assets repriced more quickly than interest-bearing liabilities during the latter part of 2024, reducing the Company’s net interest margin to 3.41% during the three months ended December 31 2024. During the nine months ended September 30, 2025, management continued efforts to both maximize earning asset growth and reduce interest expense, resulting in an improvement in net interest margin by 19 basis points, comparing the third quarter of 2025 to the fourth quarter of 2024. While net interest margin improved for three consecutive quarters, it remained below the levels recorded during the earlier periods of 2024. For the nine months ended September 30, 2025, net interest margin was 3.57%, compared to 3.65% for the nine months ended September 30, 2024. In September 2025, the federal funds rate was reduced by 25 basis points, marking the first reduction in the rate since December 2024. In October 2025, the federal funds rate was reduced by an additional 25 basis points. While management is continuing efforts to improve net interest margin, the results of these efforts cannot be fully predicted. Should market interest rates increase or decrease at significant levels, particularly over a short period of time, the Company’s net interest margin and net interest income could be negatively impacted.

Provision for Credit Losses

For the nine months ended September 30, 2025, the Company recorded a provision for credit losses of $3.8 million, compared to $0.2 million for the nine months ended September 30, 2024. Of the total provision in the 2025 period, $2.8 million was associated with the consumer indirect loan portfolio, $1.1 million with the C&I portfolio, $0.1 million with the non-residential CRE portfolio and $0.1 million with the multi-family real estate category. These provisions were partially offset by a $0.3 million net reduction of credit losses in other loan categories. The increased provision associated with the consumer indirect portfolio was attributable to significant growth in the portfolio during the nine months ended September 30, 2025, as well as an increase in net charge-offs, particularly in the second quarter of 2025. The provisions recorded for C&I and CRE were primarily the result of credit allowances on two individually evaluated loans.

Net charge-offs totaled $3.3 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively. Of the net charge-offs recorded during the nine months ended September 30, 2025, $2.2 million was associated with one individually evaluated commercial loan and $1.3 million was associated with the consumer indirect loan portfolio. The individually evaluated commercial loan had been partially reserved during 2024. These amounts were partially offset by $0.2 million in net recoveries associated with other loan categories. Of the net charge-offs recorded during the nine months ended September 30, 2024, $0.8 million was associated with the consumer indirect portfolio, partially offset by $0.2 million in net recoveries in the consumer direct portfolio.

As of September 30, 2025, the Company’s ACL as a percentage of total loans and leases was 1.23%, compared to 1.24% as of December 31, 2024. While we believe that the methodologies and calculations that have been used in the determination of the ACL are adequate, the determination of the appropriateness of the ACL is complex and requires judgment by management about the effects of matters that are inherently uncertain. Factors beyond our control, such as changes in economic forecasts related to the national economy, changes in consumer behavior, or economic deterioration in service areas in which the Company operates, may negatively and materially affect asset quality and the adequacy of the ACL, as well as the resulting provision for credit losses.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Service charges and other fees on deposit accounts	$289	$312	$(23)	(7.4)%	$855	$909	$(54)	(5.9)%
Bank-owned life insurance	141	136	5	3.7%	416	400	16	4.0%
Lease income	262	260	2	0.8%	815	770	45	5.8%
ATM fee income	89	90	(1)	(1.1)%	271	272	(1)	(0.4)%
Other income	79	103	(24)	(23.3)%	227	250	(23)	(9.2)%
Total non-interest income	$860	$901	$(41)	(4.6)%	$2,584	$2,601	$(17)	(0.7)%

The Company’s non-interest income remained relatively consistent, totaling $2.6 million for both the nine months ended September 30, 2025 and 2024. Management continues to evaluate opportunities to add non-interest revenue streams and grow existing streams; however, significant variation in non-interest income is not expected in the near term.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Salaries and employee benefits	$3,759	$3,837	$(78)	(2.0)%	$11,440	$11,815	$(375)	(3.2)%
Net occupancy and equipment	987	958	29	3.0%	2,799	2,806	(7)	(0.2)%
Computer services	431	449	(18)	(4.0)%	1,264	1,336	(72)	(5.4)%
Insurance expense and assessments	348	348	—	—	1,098	1,153	(55)	(4.8)%
Fees for professional services	363	299	64	21.4%	1,048	1,004	44	4.4%
Postage, stationery and supplies	132	106	26	24.5%	421	420	1	0.2%
Telephone/data communications	191	197	(6)	(3.0)%	576	582	(6)	(1.0)%
Collection and recoveries	69	47	22	46.8%	235	107	128	119.6%
Directors fees	103	81	22	27.2%	297	262	35	13.4%
Software amortization	115	62	53	85.5%	330	239	91	38.1%
Other real estate/foreclosure expense, net	153	31	122	393.5%	197	92	105	114.1%
Other expense	786	575	211	36.7%	2,094	1,593	501	31.5%
Total non-interest expense	$7,437	$6,990	$447	6.4%	$21,799	$21,409	$390	1.8%

Non-interest expense totaled $21.8 million and $21.4 million during the nine months ended September 30, 2025 and 2024, respectively. The increase comparing the 2025 period to the 2024 period resulted from an increase in a number of expense categories, including collection and other real estate/foreclosure expense, as well as increases related to check fraud recoveries that occurred in 2024, but were not repeated in 2025. The increase in non-interest expense during the nine months ended September 30, 2025 compared to the corresponding nine month period of 2024 was partially offset by a decrease in salaries and benefits, and to a lesser extent, decreases in various other expense categories.

Provision for Income Taxes

The provision for income taxes was $1.1 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate was 22.9% and 23.5%, respectively, for the same periods.

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

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 4.2 years and 3.6 years as of September 30, 2025 and December 31, 2024, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity. As of September 30, 2025, available-for-sale securities totaled $164.0 million, or 99.7% of the total investment portfolio, compared to $167.9 million, or 99.6% of the total investment portfolio, as of December 31,

2024. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate bonds, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of September 30, 2025, held-to-maturity securities totaled $0.5 million, or 0.3% of the total investment portfolio, compared to $0.7 million, or 0.4% of the total investment portfolio, as of December 31, 2024. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Net unrealized losses in the available-for-sale portfolio totaled $2.0 million as of September 30, 2025, compared to $6.7 million as of December 31, 2024. Net unrealized losses within the available-for-sale portfolio were recognized, net of tax, in accumulated other comprehensive loss.

As of September 30, 2025, the Company evaluated both the available-for-sale and held-to-maturity portfolios for credit losses and concluded that no credit losses were included in either portfolio and that the unrealized losses in both portfolios resulted from the prevailing interest rate environment.

Loans and Leases

The Company’s total loan portfolio increased by $44.5 million, or 5.4%, as of September 30, 2025, compared to December 31, 2024. The tables below summarize loan balances by portfolio category, as well as the ACL, as of the end of each of the most recent five quarters as of September 30, 2025:

	Quarter Ended
	2025			2024
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$38,560	$48,101	$58,572	$65,537	$53,098
Secured by 1-4 family residential properties	67,620	67,587	68,523	69,999	70,067
Secured by multi-family residential properties	112,763	118,807	106,374	101,057	100,627
Secured by non-residential commercial real estate	211,400	215,035	214,065	227,751	224,611
Commercial and industrial loans	46,562	40,986	45,166	44,238	44,872
Consumer loans:
Direct	4,999	4,836	4,610	4,774	5,018
Indirect	385,616	376,079	351,025	309,683	305,015
Total loans	867,520	871,431	848,335	823,039	803,308
Allowance for credit losses on loans and leases	10,700	11,388	10,405	10,184	10,116
Net loans	$856,820	$860,043	$837,930	$812,855	$793,192

As of September 30, 2025 and December 31, 2024, the composition of the non-residential commercial real estate loan portfolio was as follows:

	September 30, 2025			December 31, 2024
	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
	(Dollars in Thousands)
Office	$7,256	$34,051	$41,307	$10,093	$36,811	$46,904
Retail single credit tenant	608	39,488	40,096	—	41,357	41,357
Industrial	5,494	49,449	54,943	5,696	45,477	51,173
Storage	741	15,751	16,492	780	14,835	15,615
Retail services	14,542	—	14,542	15,031	—	15,031
Retail with anchor	2,645	3,534	6,179	3,075	13,628	16,703
Nursing homes	17,964	—	17,964	17,961	—	17,961
Other	11,473	8,404	19,877	11,989	11,018	23,007
Total loans	$60,723	$150,677	$211,400	$64,625	$163,126	$227,751

As of September 30, 2025 and December 31, 2024, the composition of the construction, land development, and other land loans loan portfolio was as follows:

	September 30, 2025			December 31, 2024
	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
	(Dollars in Thousands)
Apartments	$—	$31,096	$31,096	$—	$61,118	$61,118
Farmland	2,748	—	2,748	3,057	—	3,057
Other	260	4,456	4,716	440	922	1,362
Total loans	$3,008	$35,552	$38,560	$3,497	$62,040	$65,537

The following table classifies the Company's fixed and variable rate loans as of September 30, 2025 according to contractual maturities of: (1) one year or less, (2) after one year through five years, (3) after five years through fifteen years, and (4) after fifteen years:

	September 30, 2025
	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
	(Dollars in Thousands)
Total loans:
Real estate loans:
Construction, land development and other land loans	$7,787	$30,773	$—	$—	$38,560
Secured by 1-4 family residential properties	2,323	12,489	24,301	28,507	67,620
Secured by multi-family residential properties	47,268	63,398	447	1,650	112,763
Secured by non-residential commercial real estate	33,457	125,584	52,359	—	211,400
Commercial and industrial loans	9,855	29,430	7,277	—	46,562
Consumer loans:
Direct	1,912	3,071	16	—	4,999
Indirect	3,899	17,384	364,333	—	385,616
Total loans	$106,501	$282,129	$448,733	$30,157	$867,520
Loans with fixed interest rates:
Real estate loans:
Construction, land development and other land loans	$335	$2,713	$—	$—	$3,048
Secured by 1-4 family residential properties	1,204	5,428	4,287	13,468	24,387
Secured by multi-family residential properties	2,602	32,456	447	554	36,059
Secured by non-residential commercial real estate	17,641	64,702	43,772	—	126,115
Commercial and industrial loans	4,675	14,473	7,080	—	26,228
Consumer loans:
Direct	1,899	3,071	16	—	4,986
Indirect	3,899	17,384	364,333	—	385,616
Total loans with fixed interest rates	$32,255	$140,227	$419,935	$14,022	$606,439
Loans with variable interest rates:
Real estate loans:
Construction, land development and other land loans	$7,452	$28,060	$—	$—	$35,512
Secured by 1-4 family residential properties	1,119	7,061	20,014	15,039	43,233
Secured by multi-family residential properties	44,666	30,942	—	1,096	76,704
Secured by non-residential commercial real estate	15,816	60,882	8,587	—	85,285
Commercial and industrial loans	5,180	14,957	197	—	20,334
Consumer loans:
Direct	13	—	—	—	13
Indirect	—	—	—	—	—
Total loans with variable interest rates	$74,246	$141,902	$28,798	$16,135	$261,081

Allowance for Credit Losses on Loans and Leases

The tables below summarize changes in the ACL on loans and leases for each of the most recent five quarters as of September 30, 2025:

	Quarter Ended
	2025			2024
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Balance at beginning of period	$11,388	$10,405	$10,184	$10,116	$10,227
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	—	—	—	—	—
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-residential commercial real estate	—	—	—	(248)	—
Commercial and industrial loans	(1,024)	(1,191)	—	(8)	(16)
Consumer loans:
Direct	—	(5)	—	(9)	(25)
Indirect	(411)	(595)	(422)	(332)	(370)
Total charge-offs	(1,435)	(1,791)	(422)	(597)	(411)
Recoveries:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	10	5	6	10	11
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-residential commercial real estate	—	—	—	—	—
Commercial and industrial loans	—	—	16	2	—
Consumer loans:
Direct	42	50	57	51	71
Indirect	45	44	74	39	78
Total recoveries	97	99	153	102	160
Net charge-offs	(1,338)	(1,692)	(269)	(495)	(251)
Provision for credit losses on loans and leases	650	2,675	490	563	140
Ending balance	$10,700	$11,388	$10,405	$10,184	$10,116
Ending balance as a percentage of loans	1.23%	1.31%	1.23%	1.24%	1.26%
Net charge-offs as a percentage of average loans	0.61%	0.79%	0.13%	0.24%	0.12%

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

As of both September 30, 2025 and December 31, 2024, the Company’s reserve for unfunded commitments, which is recorded in other liabilities in the Company’s consolidated balance sheets, totaled $0.4 million.

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of September 30, 2025 were as follows:

	Quarter Ended
	2025			2024
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Non-accrual loans	$1,066	$2,447	$3,668	$3,949	$6,051
Other real estate owned	1,158	1,298	1,328	1,509	538
Total	$2,224	$3,745	$4,996	$5,458	$6,589
Nonperforming assets as a percentage of total loans and other real estate	0.26%	0.43%	0.59%	0.66%	0.83%
Nonperforming assets as a percentage of total assets	0.19%	0.33%	0.44%	0.50%	0.60%
Non-accrual loans as a percentage of total loans	0.12%	0.28%	0.43%	0.48%	0.75%
ACL as a percentage of non-accrual loans	1003.75%	465.39%	283.67%	257.89%	167.18%

Allocation of Allowance for Credit Losses on Loans and Leases

While no portion of the ACL is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the ACL for the periods indicated:

	As of and for the Nine Months Ended			As of and for the Year Ended
	September 30, 2025			December 31, 2024
	Allowance Allocation	Allowance as Percentage of Total Loans	Net Charge-offs as a Percentage of Average Loans	Allowance Allocation	Allowance as Percentage of Total Loans	Net Charge-offs as a Percentage of Average Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$262	0.68%	—	$352	0.54%	-0.03%
Secured by 1-4 family residential properties	386	0.57%	-0.04%	406	0.58%	-0.07%
Secured by multi-family residential properties	643	0.57%	—	546	0.54%	—
Secured by non-residential commercial real estate	1,570	0.74%	—	1,428	0.63%	0.11%
Commercial and industrial loans	404	0.87%	6.63%	1,531	3.46%	0.22%
Consumer loans:
Direct	58	1.16%	-3.97%	49	1.03%	-4.09%
Indirect	7,377	1.91%	0.50%	5,872	1.90%	0.35%
Total	$10,700	1.23%	0.52%	$10,184	1.24%	0.14%

Deposits

Total deposits increased to $1,002.5 million as of September 30, 2025, from $972.6 million as of December 31, 2024, an increase of 3.1%. The increase was due primarily to increases in interest-bearing money market accounts, as well as the addition of brokered certificates of deposit obtained to assist in the management of deposit costs over specific terms. Core deposits, which exclude time deposits of $250 thousand or more and all brokered deposits, provide a relatively stable funding source that supports earning assets. Core deposits totaled $838.4 million, or 83.6% of total deposits, as of September 30, 2025, compared to $837.7 million, or 86.1% of total deposits, as of December 31, 2024.

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

The following tables present details on the composition of the Company's deposits for the periods indicated:

	As of and for the Nine Months Ended
	September 30, 2025
	Number of Accounts	Average Balance Per Account	Dollars	Percentage of Total Deposits
		(Dollars in Thousands)

Non-interest-bearing demand deposits	8,851	$18	$155,941	15.6%
Interest-bearing demand deposits	6,167	32	198,096	19.8%
Money market and savings	8,003	38	306,661	30.6%
Certificates of deposits >$250 thousand	114	459	52,346	5.2%
Certificates of deposits $100-$250 thousand	574	143	82,052	8.2%
Certificates of deposits <$100 thousand	3,957	24	95,635	9.5%
Total (excluding brokered certificates of deposit)	27,666	32	890,731	88.9%
Brokered deposits	12	9,312	111,741	11.1%
Total	27,678	$36	$1,002,472	100.0%

	As of and for the Year Ended
	December 31, 2024
	Number of Accounts	Average Balance Per Account	Dollars	Percentage of Total Deposits
		(Dollars in Thousands)

Non-interest-bearing demand deposits	9,050	$17	$155,945	16.0%
Interest-bearing demand deposits	6,317	36	228,853	23.6%
Money market and savings	8,462	30	252,674	26.0%
Certificates of deposits >$250 thousand	143	437	62,495	6.4%
Certificates of deposits $100-$250 thousand	674	142	95,374	9.8%
Certificates of deposits <$100 thousand	4,398	24	104,820	10.8%
Total (excluding brokered certificates of deposit)	29,044	31	900,161	92.6%
Brokered deposits	12	6,033	72,396	7.4%
Total	29,056	$33	$972,557	100.0%

Other Interest-Bearing Liabilities

Other interest-bearing liabilities that are used by the Company as an alternative source of funds consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances, and subordinated debt. As of September 30, 2025, other interest-bearing liabilities totaled 3.5% of total interest-bearing liabilities, compared to 2.5% as of December 31, 2024.

Shareholders’ Equity

As of September 30, 2025, shareholders’ equity totaled $104.2 million, or 9.1% of total assets, compared to $98.6 million, or 9.0% of total assets, as of December 31, 2024. The increase in shareholders’ equity during the nine months ended September 30, 2025 resulted primarily from earnings, net of dividends paid and repurchases of shares of the Company's common stock. In addition, shareholders' equity was positively impacted during the nine months ended September 30, 2025 by reductions in the Company's accumulated other comprehensive loss resulting from changes in market interest rates, as well as the maturity of lower yielding investment securities.

During the nine months ended September 30, 2025, the Company declared cash dividends totaling $0.21 per share on its common stock, compared to cash dividends totaling $0.15 per share on its common stock during the nine months ended September 30, 2024.

In addition, during the nine months ended September 30, 2025, the Company completed the repurchase of 40,000 shares of its common stock at a weighted average price of $13.38 per share. The repurchases were completed under the Company’s previously announced share repurchase program. As of September 30, 2025, 872,813 shares remained available for repurchase under the program. During the nine months ended September 30, 2024, the Company repurchased 106,500 shares of its common stock at a weighted average price of $10.67 per share.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold and securities purchased under reverse repurchase agreements, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $266.2 million as of September 30, 2025 and $279.0 million as of December 31, 2024. Investment securities forecasted to mature or reprice in one year or less were estimated to be $21.7 million and $29.6 million as of September 30, 2025 and December 31, 2024, respectively.

Although some securities in the investment portfolio have final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. The investment securities portfolio had an estimated average life of 4.2 years and 3.6 years as of September 30, 2025 and December 31, 2024, respectively. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Company had $10.0 million of outstanding borrowings under FHLB advances as of both September 30, 2025 and December 31, 2024. The Company's use of FHLB advances varies depending on fluctuations in deposits and other funding sources, as well as their use in interest rate hedging strategies. The Company had up to $313.0 million and $319.9 million in remaining unused credit from the FHLB (subject to available collateral, which may include eligible investment securities and loans) as of September 30, 2025 and December 31, 2024, respectively.

The Company also has access to the FRB’s discount window. The discount window allows borrowing on pledged collateral that includes eligible investment securities and loans. The Company maintains pledges of its consumer indirect loan portfolio and selected investment securities with the FRB as collateral to provide immediate access to funding through the discount window. As of September 30, 2025 and December 31, 2024 the Company had $200.9 and $165.1 million, respectively, in unused borrowing capacity with the FRB’s discount window. As of September 30, 2025 and December 31, 2024, the Bank had $10.0 million and zero, respectively, in outstanding federal funds purchased from the FRB's discount window.

In addition to collateralized funding sources through the FHLB and FRB, the Company had $48.0 million in unused established unsecured lines of credit with banks as of both September 30, 2025 and December 31, 2024.

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031. Net of unamortized debt issuance costs, the subordinated notes were recorded as long-term borrowings totaling $10.9 million as of both September 30, 2025 and December 31, 2024.

The table below provides information on the Company’s on-balance sheet liquidity, as well as readily available off-balance sheet sources of liquidity, as of both September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
	(Dollars in Thousands)
	(Unaudited)	(Unaudited)
Liquidity from cash, federal funds sold and securities purchased under reverse repurchase agreements:
Cash and cash equivalents	$54,690	$47,216
Federal funds sold and securities purchased under reverse repurchase agreements	4,850	5,727
Total liquidity from cash, federal funds sold and securities purchased under reverse repurchase agreements	59,540	52,943
Liquidity from pledgable investment securities:
Investment securities available-for sale, at fair value	163,969	167,888
Investment securities held-to-maturity, at amortized cost	524	682
Less: securities pledged	(59,255)	(72,110)
Less: estimated collateral value discounts	(10,585)	(10,164)
Liquidity from pledgable investment securities	94,653	86,296
Liquidity from unused lendable collateral (loans) at FHLB	20,785	45,388
Liquidity from unused lendable collateral (loans and securities) at FRB	200,895	165,061
Unsecured lines of credit with banks	48,000	48,000
Total readily available liquidity	$423,873	$397,688

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

The unused lendable collateral value at the FHLB presented in the table represents only the amount immediately available to the Company from loans already pledged by the Company to the FHLB as of each consolidated balance sheet date presented. As of September 30, 2025 and December 31, 2024, the Company's total remaining credit availability with the FHLB was $313.0 million and $319.9 million, respectively, subject to the pledging of additional collateral which may include eligible investment securities and loans. In addition, the Company has access to additional sources of liquidity that generally could be obtained over a period of time. For example, the Company has access to unsecured brokered deposits through the wholesale funding markets. Management believes the Company’s on-balance sheet and other readily available liquidity provide strong indicators of the Company’s ability to fund obligations in a stressed liquidity environment.

Excluding wholesale brokered deposits, as of September 30, 2025, the Company had approximately 28 thousand deposit accounts with an average balance of approximately $32.2 thousand per account. Estimated uninsured deposits (calculated as deposit amounts per deposit holder in excess of $250 thousand, the maximum amount of federal deposit insurance, and excluding deposits secured by pledged assets) totaled $220.2 million, or 22.0% of total deposits, as of September 30, 2025. As of December 31, 2024, estimated uninsured deposits totaled $216.8 million, or 22.2% of total deposits.

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a quarterly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of September 30, 2025, pre-tax net interest margin and net interest income are forecasted to change over timeframes of one year and two years under the six listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	1 Year	2 Years
+1%	5	5
+2%	8	9
+3%	9	9
-1%	(10)	(11)
-2%	(19)	(21)
-3%	(29)	(33)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	1 Year	2 Years
+1%	$532	$1,238
+2%	930	2,107
+3%	1,009	2,166
-1%	(1,166)	(2,444)
-2%	(2,193)	(4,843)
-3%	(3,323)	(7,620)

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2025, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of September 30, 2025, that Bancshares’ disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the third quarter of 2025:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
July 1 – July 31	690	$13.01	—	872,813
August 1 – August 31	65	$12.74	—	872,813
September 1 – September 30	64	$12.83	—	872,813
Total	819	$12.97	—	872,813

(1)
Includes 819 shares that were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the third quarter of 2025.
(2)
No shares were repurchased during the third quarter of 2025 pursuant to Bancshares’ publicly announced share repurchase program, which was initially approved by the Board of Directors on January 19, 2006 and authorized the repurchase of up to 642,785 shares of common stock. Most recently, in November 2024, the Board approved the repurchase of an additional 600,000 shares under the share repurchase program and the extension of the expiration date of the program to December 31, 2025. As of September 30, 2025, Bancshares was authorized to repurchase up to 872,813 shares of common stock under the share repurchase program.

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

101

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Comprehensive Income, (iii) Interim Condensed Consolidated Statements of Operations, (iv) Interim Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

________________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: November 6, 2025

By:	/s/ Thomas S. Elley
Thomas S. Elley
Its Senior Executive Vice President, Treasurer, Assistant Secretary and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)