Form 10-K
period 2025-12-31
FIRST US BANCSHARES, INC.
filed 2026-03-12
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $67,949,382.

As of March 6, 2026, the registrant had outstanding 5,650,157 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Shareholders to be held on April 30, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm PCAOB ID: 213 Auditor Name: Carr, Riggs & Ingram, LLC Auditor Location: Atlanta, Georgia, United States

First US Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2025

* Portions of the definitive proxy statement for the registrant’s 2026 Annual Meeting of Shareholders to be held on April 30, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiary, the “Company”), through its senior management, from time to time makes forward-looking statements concerning our expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the factors described in this Annual Report on Form 10-K for the year ended December 31, 2025. Such factors include, but are not limited to, risks related to the Company’s credit, including that if loan losses are greater than anticipated; the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas; our ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations; weakness in the commercial or residential real estate markets; market conditions and investment returns; the effects of significant changes to the structure and operations of the federal government; strong competition in the banking industry; changes in interest rates; the effects of a potential government shutdown; technological changes in the banking and financial service industries; potential effects of digital banking trends; potential failures or interruptions in our information systems and those of our third-party service providers and cybersecurity and data privacy threats; the risks associated with the development and use of artificial intelligence; the increasing and uncertain costs of complying with governmental regulations applicable to the financial services industry; the impact of climate change and related legislative and regulatory initiatives; and risks related to acquisitions, including that the strategic benefits may not materialize and unforeseen integration difficulties may arise. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

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

Human Capital Resources

Bancshares has no employees, other than the executive officers discussed in the information incorporated by reference in Part III, Item 10 of this report. As of December 31, 2025, the Bank had 152 full-time equivalent employees. None of our employees are party to a collective bargaining agreement. Management believes that the Company’s employee relations are satisfactory.

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

Competition

We face strong competition in making loans and acquiring deposits. Competition among financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. We compete with numerous other financial services providers, including commercial banks, online banks, credit unions, finance companies, mutual funds, insurance companies, investment banking companies, brokerage firms and other financial intermediaries operating in Alabama and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits than we do. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

The financial services industry is likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries.

Supervision and Regulation

General

We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage and fiduciary activities. They also impose capital adequacy requirements and condition Bancshares’ ability to repurchase stock or to receive dividends from the Bank. Bancshares is subject to comprehensive examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the Bank and its subsidiary are subject to comprehensive examination and supervision by the Alabama State Banking Department (the “ASBD”) and the Federal Deposit Insurance Corporation (the “FDIC”). These regulatory agencies generally have broad discretion to impose restrictions and limitations on our operations. This supervisory framework could materially impact the conduct and profitability of our activities. It is anticipated that the Trump administration and the current U.S. Congress likely will not increase the regulatory burden on community banking organizations and may seek to reduce and streamline certain prudential and regulatory requirements applicable to community banking organizations at a federal level based on statements made by relevant congressional leaders and the acting leaders of certain banking agencies. At this time, however, it is not possible to predict with any certainty the actual impact the Trump administration may have on the banking industry or our operations.

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

Over the last several years, the CFPB has taken an aggressive approach to the regulation (and supervision, where applicable) of providers of consumer financial products and services. For example, the CFPB has taken, or attempted to take, a proactive, multi-front approach to protect consumers from excessive overdraft and non-sufficient funds fees, including through proposed or final rules, interpretive opinions and enforcement actions. Given the increased number and expansive nature of its regulatory initiatives, the CFPB has been subject to lawsuits brought by the banking industry and other providers of consumer financial products and services. The CFPB’s approach has changed under the Trump administration, but it remains unclear exactly what changes will occur or how quickly they will occur. The new administration has taken action that indicate its intention to generally reduce federal regulation of the financial services industry. For example, on February 8, 2025, the acting director of the CFPB issued a notice to its staff to cease all supervision and examination activity. It is currently unknown what, if any, of the CFPB’s policies or directives will continue. Congress or the federal bank regulatory agencies may modify or rescind rule making and regulatory guidance issued under the prior administration. However, the timing and impact of any changes to the regulatory, enforcement, and supervisory priorities of the federal bank regulatory agencies is not known at this time.

The Dodd-Frank Act requires the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve and the Office of Comptroller of the Currency also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2025, these rules have not been implemented.

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

Commercial Real Estate Concentration Limits

In December 2006, the U.S. bank regulatory agencies issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate (“CRE”) loans. The guidance describes the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institution’s CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2025, the Bank had CRE loans totaling 257.1% of total regulatory capital.

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

In June 2023, in response to the increased risk relating to CRE loans, the federal banking agencies issued a final Interagency Policy Statement on Prudent Commercial Real Estate Loan Accommodations and Workouts. The new policy statement updates, expands on and supersedes existing guidance from 2009. Most notably, it (i) adds a new discussion of short-term loan accommodations, (ii) expands guidance regarding the evaluation and assessment of guarantors to also encompass loan sponsors, (iii) incorporates information about changes to accounting principles since 2009, and (iv) updates and expands the illustrative examples of CRE loan workouts. Furthermore, in December 2023, the FDIC issued an advisory on Managing Commercial Real Estate Concentrations in a Challenging Economic Environment, which conveys certain key risk management practices for FDIC-supervised institutions to consider in managing CRE loan concentrations in the current economic environment.

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

Pursuant to the Growth Act, in October 2019, the federal banking agencies adopted regulations that exempt a qualifying community bank and its holding company that have Tier 1 leverage ratios of greater than 9% from the risk-based capital requirements of the capital rules issued under the Dodd-Frank Act. A qualifying community organization is a depository institution or its holding company that has less than $10 billion in average total consolidated assets; has off-balance-sheet exposures of 25% or less of total consolidated assets; has trading assets plus trading liabilities of 5% or less of total consolidated assets; and is not an advanced approaches banking organization. A qualifying community banking organization and its holding company that have chosen the proposed framework will not be required to calculate the existing risk-based and leverage capital requirements. A qualifying community banking organization will also be considered to have met the capital ratio requirements to be well capitalized for the agencies’ prompt corrective action rules provided it has a community bank leverage ratio greater than 9%. The new community bank leverage ratio framework first became available for banking organizations to use on March 31, 2020. A qualifying community banking organization may opt into and out of the framework by completing the associated reporting requirements on its call report. We presently do not anticipate opting into the framework. In November 2025, the federal banking agencies published a proposed rule which would reduce the community bank leverage ratio requirement for the framework from 9% to 8%.

In July 2023, the federal banking regulators proposed revisions to the Basel III Rule to implement the Basel Committee’s 2017 standards and make other changes to the Basel III Rule. In September 2024, the federal banking regulators announced a reproposal of the revisions with some modifications. The proposed rules introduce revised credit risk, equity risk, operational risk, credit valuation adjustment risk and market risk requirements, among other changes. However, the revised capital requirements of the proposed rule would not apply to the Company or the Bank because they have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements.

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

As of December 31, 2025, the Bank was “well-capitalized” under the prompt corrective action rules. This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be, and should not be, interpreted as a representation of our overall financial condition or prospects.

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

Fair Access

On January 23, 2025, President Trump signed an Executive Order titled “Strengthening American Leadership in the Digital Financial Technology” (the “Order”). The primary focus of the Order is promoting U.S. developments in blockchain, digital assets and other emerging financial technologies, including cryptocurrency. The Order also states that one of the administration’s objectives is “protecting and promoting fair and open access to banking services for all law-abiding individual citizens and private-sector entities alike.” An Executive Order issued in August 2025 prohibits denial of financial services based on constitutionally or statutorily protected beliefs, affiliations, or political views, and prohibits politicized or unlawful “debanking.” Banking decisions must be based on individualized, objective, and risk-based analysis. The Company continues to review and adjust policies and practices to ensure compliance.

Third-Party Risk Management

In June 2023, the OCC, Federal Reserve, and FDIC issued final interagency guidance on risk management of third-party relationships, including third-party lending relationships. The interagency guidance is based, in part, on the OCC’s previously existing third-party risk management guidance from 2013 and seeks to, among other things, promote consistency in third-party risk management and provide sound risk management guidance for third-party relationships commensurate with a bank’s risk profile and complexity as well as the criticality of the activity. The final interagency guidance replaces each agency’s existing guidance on this topic (including the OCC's 2020 Frequently Asked Questions on Third-Party Relationships) and is directed to all banking organizations supervised by the OCC, Federal Reserve, and FDIC. Additionally, third party relationship risk management and banking as a service arrangements (including with respect to deposit products and services) have been topics of focus for federal bank regulators in 2024 and further rulemaking activity or guidance may be forthcoming.

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

The Corporate Transparency Act (the “CTA”) was adopted as Title LXIV of the William M. (Mac) Thornberry National Defense Authorization Act for Fiscal Year 2021. FinCEN adopted a final regulation as 31 C.F.R. 101.380 on September 30, 2022 to implement the CTA. This became effective on January 1, 2024. These regulations require entities to report information about their beneficial owners and the individuals who created the entity (together, “beneficial ownership information” or “BOI”). FinCEN explained that the proposed rule would help protect the U.S. financial system from illicit use by making it more difficult for bad actors to conceal their financial activities through entities with opaque ownership structures. FinCEN also explained that the proposed reporting obligations would provide essential information to law enforcement and others to help prevent corrupt actors, terrorists, and proliferators from hiding money or other property in the United States. The new rules expand financial institutions’ obligations under the Customer Due Diligence Rule (the “CDD Rule”) to collect information and verify the beneficial ownership of legal entities. In March 2025, FinCEN issued an interim final rule narrowing the BOI reporting obligation so that domestic reporting companies (U.S.-formed entities) are exempt from reporting. The interim rule limits reporting to foreign reporting companies (foreign-formed entities registered to do business in the United States). Although the Company and the Bank are exempt from the CTA’s requirements to report their respective beneficial owners, the new CTA reporting requirements, if they become effective, may increase the Bank’s anti-money laundering diligence activities and costs.

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

The CFPB has a small dollar rule related to payday, vehicle title and certain high-cost installment loans ("the Small Dollar Rule"), which restricts lenders from attempting to withdraw payment from a borrower’s account after two consecutive failed attempts unless the borrower provides new authorization for the third attempt. In order to begin re-attempting payments, the lender must follow certain guidelines and obtain new authorizations where applicable. The Small Dollar Rule became effective on March 30, 2025. Separately, in May 2020, the federal banking agencies issued interagency guidance to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes. As of the date of the filing of this Annual Report on Form 10-K, the Bank has not determined to offer such products, although this position may change as the Bank further refines its business plan in the future.

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

Brokered Deposits

The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. The FDIC has defined the “national rate” for all interest-bearing deposits held by less-than-well-capitalized institutions as “a simple average of rates paid by all insured depository institutions and branches for which data are available” and has stated that its presumption is that this national rate is the prevailing rate in any market. As such, institutions that are less than well capitalized that are permitted to accept, renew or roll over brokered deposits via a FDIC waiver generally may not pay an interest rate in excess of the national rate plus 75 basis points on such brokered deposits. As of December 31, 2025, the Bank categorized $137.9 million, or 13.4% of its deposit liabilities, as brokered deposits.

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

The GLBA and related regulations require banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information with third parties. The GLBA also permits bank subsidiaries to engage in financial activities, which are similar to those permitted to financial holding companies. In December 2015, Congress amended the GLBA as part of the Fixing America’s Surface Transportation Act. This amendment provided financial institutions, which meet certain conditions, an exemption from the requirement to deliver an annual privacy notice. In August 2018, the CFPB announced that it had finalized conforming amendments to its implementing regulation, Regulation P.

On October 22, 2024, the CFPB issued a final rule to implement Section 1033 of the Dodd-Frank Act, which gives individuals the right to obtain data regarding consumer financial products and services they have obtained. The final rule would require certain entities, including the Bank, to comply with an established framework to govern consumer access to electronic financial data. Compliance with the rule was scheduled to be phased in over several years with the Bank required to be in compliance by April 1, 2030. Following the issuance of this rule, two trade associations and a national bank headquartered in Kentucky filed a lawsuit challenging the rule in the United States District Court for the Eastern District of Kentucky. In this lawsuit, the plaintiffs alleged that the CFPB exceeded its statutory authority in adopting the rule. Following the change in administration in 2025, the CFPB declined to defend the rule and opened a new rulemaking to revisit the rule, In October 2025 the court enjoined enforcement of the rule until the CFPB completes its rulemaking process.

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

On October 22, 2024, the CFPB announced the adoption of a regulation regarding personal financial data rights that is designed to promote “open banking.” The regulation requires, among other things, that data providers, including any financial institution, make available to consumers and certain authorized third parties upon request certain covered transaction, account and payment information.

In 2023, the CFPB published a report addressing the use by financial institutions of AI chatbots in the provision of financial products and services, which report also highlighted the limitations and various risks posed by such activity. States have also started to regulate the use of AI technologies. For example, the California Privacy Protection Agency ("CCPA") is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision making. The new administration has expressed interest in encouraging the development of AI and removing regulatory barriers to such development. Although the administration has indicated that it will develop a national policy on AI, it is unclear what, if any, regulatory requirements will be developed at the national level.

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

In March 2024, the SEC adopted final rules for "The Enhancement and Standardization of Climate-Related Disclosures for Investors,” which would have required issuers to provide climate-related disclosures. In April 2024, the SEC stayed the effectiveness of the final rules pending the outcome of certain legal challenges. In March 2025, the SEC withdrew its defense of the final rules in the pending litigation.

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

Our policy generally has been to originate CRE loans primarily in the states in which the Bank operates. At December 31, 2025, CRE loans, including owner occupied, investor, and real estate construction loans, totaled $293.2 million or 257.1%, of total regulatory capital. As a result of our growth in this portfolio over the past several years and planned future growth, these loans require more ongoing evaluation and monitoring and we are implementing enhanced risk management policies, procedures and controls. CRE loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by CRE often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, CRE markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. However, CRE markets have been facing downward pressure since 2022 due in large part to increasing interest rates and declining property values. Accordingly, the federal banking agencies have expressed concerns about weaknesses in the current CRE market and have applied increased regulatory scrutiny to institutions with CRE loan portfolios that are fast growing or large relative to the institutions' total capital. To address supervisory expectations with respect to financial institutions' handling of CRE borrowers who are experiencing financial difficulty, in June of 2023, the federal banking agencies, including the OCC, issued an interagency policy statement addressing prudent CRE loan accommodations and workouts. Our failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio. At December 31, 2025, the Company had $0.4 million of CRE loans on nonaccrual status.

Weakness in the residential real estate markets could adversely affect our performance.

As of December 31, 2025, 1-4 family residential real estate loans represented approximately 8% of our total loan portfolio. A general decline in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on the sale of real estate loans. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, the decreases in the value of collateral securing our loans as a result of natural disasters or other related events could adversely impact our financial condition and results of operations. If insurance coverage is unavailable to our borrowers due to the reluctance of insurance companies to renew policies covering the collateral or due to other factors, the resulting increase in cost of home ownership could affect the ability of borrowers to repay loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.

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

Our business and operations, which primarily consist of banking activities, including lending money to customers in the form of loans and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the United States generally, and in our local markets in particular. If economic conditions in the United States or any of our local markets weaken, our growth and profitability from our operations could be constrained. The current economic environment is characterized by high inflation levels and relatively high interest rates, despite recent FRB reductions in rates. These conditions impact our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of delinquencies, defaults and charge-offs, additional provisions for loan losses, a decline in the value of our collateral, and an overall material adverse effect on the quality of our loan portfolio. Additionally, national financial markets may be adversely affected by sustained high levels of inflation, the current or anticipated impact of military conflict, including the current conflicts in the Middle East and Ukraine, terrorism, and other geopolitical events.

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

Digital banking trends may create deposit volatility, which could adversely affect our operations, profitability and competitive position.

Our traditional banking model depends heavily on stable customer deposits as a primary source of funding. The rising popularity of alternative financial products, including fintech platforms, cryptocurrencies, money market funds, and digital wallets, may lead to increased volatility in our deposit base. Significant fluctuations in deposits could adversely affect our liquidity position, funding costs, and overall financial stability. Although we actively manage our liquidity and funding sources, a substantial shift of customer deposits to these alternative products could negatively impact our operations, profitability, and competitive position.

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

Beginning in early 2022, in response to growing signs of inflation, the FRB increased interest rates rapidly, causing the federal funds rate to reach a 22-year high. Although the FRB reduced its benchmark rates a total of six times in 2024 and 2025, the inflationary outlook in the United States is currently uncertain. Rapid changes in interest rates make it difficult for the Bank to balance its loan and deposit portfolios, which may adversely affect our results of operations by, for example, reducing asset yields or spreads, creating operating and system issues, or having other adverse impacts on our business. Persistent inflation could lead to higher interest rates, which could, in turn, increase the borrowing costs of our customers, making it more difficult for them to repay their loans or other obligations. High interest rates could also push down asset prices and weaken economic activity. For a more detailed discussion of these risks and our management strategies for these risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our net interest margin depends on many factors that are partly or completely out of our control, including competition, federal economic monetary and fiscal policies and general economic conditions. Despite the implementation of strategies to manage interest rate risks, changes in interest rates may have a material adverse impact on our profitability.

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

Recent U.S. government shutdowns have negatively impacted U.S. economic growth, and the suspension of government data collection and publication left policymakers without access to the latest data on employment, inflation, and economic growth, increasing the risk that a wrong decision will be made. An extended period of shutdown of portions of the U.S. federal government could negatively impact the financial performance of certain customers and could negatively impact customers’ future access to certain loan and guaranty programs. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations. During any protracted federal government shutdown, we may not be able to close certain loans and we may not be able to recognize non-interest income on the sale of loans. In addition, we believe that some borrowers may decide not to proceed to close on their loans, which would result in a permanent loss of the related non-interest income. A federal government shutdown could also result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in greater loan delinquencies, increased in our non-performing, criticized, and classified assets, and a decline in demand for our products and services.

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

We are also exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. Generative AI, if used to perpetrate fraud or launch cyberattacks, could create panic at a particular financial institution or securities exchange, which could pose a threat to financial stability.

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

Bancshares’ liquidity is subject to various regulatory restrictions applicable to its subsidiary.

There are various regulatory restrictions on the ability of Bancshares’ subsidiary to pay dividends or to make other payments to Bancshares. In addition, Bancshares’ right to participate in any distribution of assets of its subsidiary upon a subsidiary’s liquidation or otherwise will be subject to the prior claims of creditors of that subsidiary, except to the extent that any of Bancshares’ claims as a creditor of such subsidiary may be recognized.

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

Political and social attention to the issue of climate change has increased in recent years. Federal and state legislatures and regulatory agencies have proposed and advanced numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. In the future, new regulations or guidance may be issued, or other regulatory or supervisory actions may be taken, in this area by the federal banking agencies or other regulatory agencies, or new statutory requirements may be adopted. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to the Company or the Bank, we would likely experience increased compliance costs and other compliance-related risks. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact the Company’s financial condition and results of operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bancshares’ common stock is listed on the Nasdaq Capital Market under the symbol “FUSB.” Prior to our name change on October 11, 2016, our common stock was listed on the Nasdaq Capital Market under the symbol “USBI.” As of March 6, 2026, there were approximately 586 record holders of Bancshares’ common stock (excluding any participants in any clearing agency and “street name” holders).

Bancshares declared total dividends of $0.28 per common share and $0.22 per common share during the years ended December 31, 2025 and 2024, respectively. Bancshares expects to continue to pay comparable cash dividends in the future, subject to the results of operations of Bancshares and the Bank, legal and regulatory requirements and potential limitations imposed by financial covenants with third parties. See Note 14, "Shareholders' Equity," in the consolidated financial statements for additional information on dividend restrictions.

Share Repurchases

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the fourth quarter of 2025.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
October 1-31, 2025	733	$12.39	—	872,813
November 1-30, 2025	55,048	$13.76	55,000	1,817,813
December 1-31, 2025	33,048	$14.21	33,000	1,784,813
Total	88,829	$13.92	88,000	1,784,813
(1)
829 shares were purchased in open-market transactions by an independent trustee for Bancshares' 401(k) Plan during the fourth quarter of 2025.
(2)
88,000 shares were repurchased during the fourth quarter pursuant to Bancshares’ publicly announced share repurchase program, which was initially approved by the Board of Directors on January 19, 2006 and authorized the repurchase of up to 642,785 shares of common stock. Under the share repurchase program, the Board of Directors approved additional repurchases of 600,000 shares in November 2024 and 1,000,000 shares in November 2025, and extended the program’s expiration to December 31, 2026. As of December 31, 2025, Bancshares was authorized to repurchase up to 1,784,813 shares of common stock under the share repurchase program.
(3)
Average price paid per share includes shares purchased in open-market transactions by an independent trustee for Bancshares' 401(k) Plan in addition to shares repurchased pursuant to Bancshares’ publicly announced share repurchase program.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

Item 6. Reserved

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the “Selected Financial Data” and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, and our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under Item 1A “Risk Factors” and elsewhere in this Annual Report.

Selected Financial Data

The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the consolidated financial statements and related notes, appearing elsewhere herein.

	Year Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in Thousands, except Per Share Amounts)
Results of Operations:
Interest income	$59,415	$58,260	$52,806	$41,197	$39,921
Interest expense	21,957	22,111	15,456	4,256	2,950
Net interest income	37,458	36,149	37,350	36,941	36,971
Provision for credit losses	4,031	622	319	3,308	2,010
Non-interest income	3,579	3,583	3,381	3,451	3,521
Non-interest expense	29,070	28,356	29,141	28,072	32,756
Income before income taxes	7,936	10,754	11,271	9,012	5,726
Provision for income taxes	1,944	2,584	2,786	2,148	1,275
Net income	$5,992	$8,170	$8,485	$6,864	$4,451
Per Share Data:
Basic net income per share	$1.03	$1.40	$1.42	$1.13	$0.70
Diluted net income per share	$1.00	$1.33	$1.33	$1.06	$0.66
Dividends per share	$0.28	$0.22	$0.20	$0.14	$0.12
Common stock price - High	$14.79	$14.30	$10.44	$12.00	$12.50
Common stock price - Low	$10.30	$8.66	$6.54	$6.46	$7.54
Period end price per share	$13.97	$12.59	$10.31	$8.68	$10.57
Period end shares outstanding (in thousands)	5,700	5,696	5,735	5,812	6,172
Period-End Balance Sheet:
Total assets	$1,154,785	$1,101,086	$1,072,940	$994,667	$958,302
Total loans	853,018	823,039	821,791	773,873	708,350
Allowance for credit losses on loans	10,704	10,184	10,507	9,422	8,320
Investment securities, net	168,540	168,570	136,669	132,657	134,319
Total deposits	1,027,962	972,557	950,191	870,025	838,126
Short-term borrowings	—	10,000	10,000	20,038	10,046
Long-term borrowings	10,945	10,872	10,799	10,726	10,653
Total shareholders’ equity	105,648	98,624	90,593	85,135	90,064
Book value per share	18.53	17.31	15.80	14.65	14.59
Performance Ratios:
Total loans to deposits	83.0%	84.6%	86.5%	88.9%	84.5%
Net interest margin	3.54%	3.59%	3.87%	4.07%	4.23%
Return on average assets	0.53%	0.76%	0.82%	0.70%	0.47%
Return on average common equity	5.86%	8.62%	9.88%	7.99%	5.01%
Asset Quality:
Allowance for credit losses as % of loans	1.25%	1.24%	1.28%	1.22%	1.17%
Nonperforming assets as % of loans and other real estate	0.19%	0.66%	0.37%	0.30%	0.59%
Nonperforming assets as % of total assets	0.14%	0.50%	0.28%	0.24%	0.43%
Net charge-offs as a % of average loans	0.41%	0.14%	0.14%	0.30%	0.16%
Capital Adequacy:
Common equity tier 1 risk-based capital ratio	10.88%	11.31%	10.88%	11.07%	11.36%
Tier 1 risk-based capital ratio	10.88%	11.31%	10.88%	11.07%	11.36%
Total risk-based capital ratio	12.05%	12.47%	12.11%	12.19%	12.44%
Tier 1 leverage ratio	9.03%	9.50%	9.36%	9.39%	9.17%

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

The following discussion and financial information are presented to aid in an understanding of the Company’s consolidated financial position, changes in financial position, results of operations and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto included herein. The emphasis of the discussion is on the years 2025 and 2024. All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

RECENT MARKET CONDITIONS

During the year ended December 31, 2025, the banking industry continued to be impacted by economic uncertainty driven by a rebound in U.S. economic growth following a first-quarter contraction, inflation remaining above the Federal Reserve’s 2% objective, rising unemployment levels, and heightened uncertainty related to domestic and global policy developments. U.S. gross domestic product (“GDP”) contracted during the first quarter of 2025 but rebounded during the remainder of the year, as real GDP increased at an annualized rate of 3.8% in the second quarter, 4.4% in the third quarter, and 1.4% in the fourth quarter. Inflation, as measured by the consumer price index, was 2.7% on a year-over-year basis in December 2025, and remained above the Federal Reserve’s long-term objective. The U.S. unemployment rate increased modestly during 2025, reaching 4.4% in December.

Throughout much of 2025, the Federal Open Market Committee maintained the federal funds rate at elevated levels; however, in September, October, and December 2025, the federal funds rate was reduced by an aggregate of 75 basis points. Treasury yields were volatile during the year and declined from mid-year levels into year-end, reflecting market expectations for additional monetary policy easing. The combination of continued GDP growth, inflation remaining above the Federal Reserve’s objective, and rising unemployment levels created a challenging environment in which to predict future interest rate movements.

As 2025 progressed, uncertainty increased related to the ultimate impact of U.S. trade and economic policies, including tariffs implemented by the Trump administration, the passage of the One Big Beautiful Bill Act, and the potential for additional tariffs. Geopolitical uncertainty, including ongoing unrest in the Middle East and Ukraine, also persisted during the year. In addition, a partial shutdown of nonessential U.S. government functions occurred during the fourth quarter of 2025, contributing to the reduction in GDP in the fourth quarter and to broader economic uncertainty.

Competitive pressures related to both loan and deposit pricing remained elevated during 2025. In the Company’s local markets, competition for deposits continued to constrain the Company’s ability to reduce funding costs despite declining market interest rates. Commercial lending activity remained cautious as business customers assessed the potential impact of trade policies and interest rate uncertainty on their operations. While consumer spending slowed on a macroeconomic basis, the Company experienced growth in consumer indirect lending during the year, primarily within higher credit quality segments. The competitive environment, combined with ongoing economic and policy uncertainty, presents a challenging operating environment for maintaining and improving the Company’s net interest margin. Management continues to closely monitor these conditions and believes the Company remains well positioned to respond to a range of economic outcomes; however, adverse changes in economic conditions, credit quality, competitive dynamics, or interest rate movements could negatively impact the Company’s financial condition and results of operations.

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

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of cost over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is determined to have an indefinite useful life and is not amortized, but is tested for impairment at least annually or more frequently if events or circumstances exist that indicate that a goodwill impairment test should be performed. The Company performs its annual goodwill impairment test as of October 1. Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value. In testing goodwill for impairment, U.S. GAAP permits the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In this qualitative assessment, the Company evaluates events and circumstances that may include, but are not limited to, the general economic environment, banking industry and market conditions, the overall financial performance of the Company, the performance of the Company’s common stock, the key financial performance metrics of the Company’s reporting units and events affecting the reporting units to determine if it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If the quantitative impairment test is required or the decision to bypass the qualitative assessment is elected, the Company performs the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. A recognized impairment loss cannot be reversed in future periods even if the fair value of the reporting unit subsequently recovers. Goodwill impairment was neither indicated nor recorded during the years ended December 31, 2025 or 2024. In both years, the Company identified one reporting unit (the "Bank reporting unit") for goodwill impairment testing. As of October 1, 2025, the date of the Company's most recent impairment test, the Bank reporting unit had a fair value that was in excess of its carrying value. Variability in the market and changes in assumptions or subjective measurements used to estimate fair value are reasonably possible and may have a material impact on our consolidated financial statements or results of operations.

Other intangible assets consist of core deposit intangible assets arising from acquisitions. Core deposit intangible assets have definite useful lives and are amortized on an accelerated basis over their estimated useful lives. The Company’s core deposit intangibles have estimated useful lives of seven years. Intangible assets are evaluated for impairment whenever events or circumstances exist that indicate that the carrying amount should be reevaluated. During 2025, the balance of the Company's other intangible assets was amortized to zero.

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

Deferred Tax Asset Valuation

Income tax expense and current and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. Deferred tax assets may also arise from the carryforward of operating loss or tax credit carryforwards as allowed by applicable federal or state tax jurisdictions. In addition, there may be transactions and calculations for which the ultimate tax outcomes are uncertain and the Company’s tax returns are subject to audit by various tax authorities. Although we believe that estimates related to income taxes are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in the consolidated financial statements. In evaluating the ability to recover deferred tax assets in the tax jurisdictions from which they arise, management considers all available positive and negative evidence, including the Company’s historical earnings and, in particular, the results of recent operations, expected reversals of temporary differences, the ability to utilize tax planning strategies and the expiration dates of any operating loss and tax credit carryforwards. A valuation allowance is recognized for a deferred tax asset if, based on the weight of all available evidence, it is more likely than not that some portion of or the entire deferred tax asset will not be realized. The assumptions about the amount of future taxable income require the use of significant judgment and are consistent with the plans and estimates that management uses in the underlying business. At this time, management considers it to be more likely than not that the Company will have sufficient taxable income in the future to allow all deferred tax assets to be realized. Accordingly, a valuation allowance was not established for deferred tax assets as of either December 31, 2025 or 2024.

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

EXECUTIVE OVERVIEW

For the year ended December 31, 2025, the Company earned net income of $6.0 million, or $1.00 per diluted common share, compared to net income of $8.2 million, or $1.33 per diluted common share, for the year ended December 31, 2024. Summarized condensed consolidated statements of operations are included below for the years ended December 31, 2025 and 2024, respectively.

	Year Ended December 31,
	2025	2024
	(Dollars in Thousands)
Interest income	$59,415	$58,260
Interest expense	21,957	22,111
Net interest income	37,458	36,149
Provision for credit losses	4,031	622
Net interest income after provision for credit losses	33,427	35,527
Non-interest income	3,579	3,583
Non-interest expense	29,070	28,356
Income before income taxes	7,936	10,754
Provision for income taxes	1,944	2,584
Net income	$5,992	$8,170
Basic net income per share	$1.03	$1.40
Diluted net income per share	$1.00	$1.33
Dividends per share	$0.28	$0.22

The discussion that follows summarizes the most significant activity that impacted changes in the Company’s operations during 2025 as compared to 2024, as well as significant changes in the Company’s balance sheet comparing December 31, 2025 to December 31, 2024.

Net Interest Income and Margin

Net interest income increased by $1.3 million, or 3.6%, comparing the year ended December 31, 2025 to the year ended December 31, 2024. The increase was primarily attributable to growth in average interest-earning assets, both loans and investment securities, which more than offset the impact of lower average yields on interest-earning assets during the year. Average loans during the year ended December 31, 2025 increased to $856.0 million, compared to $818.5 million during the year ended December 31, 2024.

Net interest margin totaled 3.54% in 2025, compared to 3.59% in 2024. The decrease in net interest margin, comparing 2025 to 2024, was driven primarily by rate compression resulting from declining short-term market interest rates and the timing of asset and liability repricing, as interest-earning assets repriced downward more quickly than interest-bearing liabilities. The rate-based pressure on net interest margin was partially offset by increased volume in interest-earning assets, as well as by improved yield on the investment portfolio.

Provision for Credit Losses

The provision for credit losses was $4.0 million for the year ended December 31, 2025, compared to $0.6 million during the year ended December 31, 2024. The increase in the provision for credit losses in 2025 compared to 2024 resulted primarily from credit-related activity associated with specific commercial loan relationships, including charge-off activity occurring during the second and third quarters of 2025. In addition, significant growth in the indirect consumer loan portfolio, together with elevated charge-offs within that portfolio, contributed to higher provision expense during the year. Net charge-offs on loans totaled $3.5 million, or 0.41% of average loans, for 2025, and $1.1 million, or 0.14%, for 2024. As of December 31, 2025, the Company's allowance for credit losses was 1.25% of total loans, compared to 1.24% as of December 31, 2024.

Non-interest Income

Non-interest income remained consistent at $3.6 million for both the years ended December 31, 2025 and 2024.

Non-interest Expense

Non-interest expense increased to $29.1 million for the year ended December 31, 2025, compared to $28.4 million for the year ended December 31, 2024, an increase of $0.7 million, or 2.5%.

Total Assets

As of December 31, 2025, the Company's assets totaled $1,154.8 million, compared to $1,101.1 million as of December 31, 2024, an increase of 4.9%.

Loan Growth

Total loans increased by $30.0 million, or 3.6%, as of December 31, 2025, compared to December 31, 2024. Loan volume increases during 2025 were driven by substantial growth in the consumer indirect category, and to a lesser extent, the multi-family residential and C&I categories. This growth was partially offset by decreases in non-residential commercial real estate, construction and 1-4 family residential categories.

Asset Quality

Nonperforming assets, including loans in non-accrual status and OREO, totaled $1.6 million as of December 31, 2025, compared to $5.5 million as of December 31, 2024. As a percentage of total assets, nonperforming assets decreased to 0.14% as of December 31, 2025, compared to 0.50% as of December 31, 2024. For the year ended December 31, 2025, annualized net charge-offs as a percentage of average loans totaled 0.41%, compared to 0.14% for the year ended December 31 2024.

Deposit Growth

Deposits totaled $1,028.0 million as of December 31, 2025, compared to $972.6 million as of December 31, 2024. The growth in 2025 included an increase of $54.3 million in money market and savings deposits and an increase in brokered deposits of $65.6 million, partially offset by decreases of $21.9 million in interest-bearing demand deposits, $40.5 million in certificates of deposit and $2.1 million in non-interest bearing deposits. The shift to money market and savings deposits is consistent with deposit holders seeking to maximize interest earnings on their accounts, while also maintaining liquidity. The majority of the brokered deposits acquired by the Company during the year were obtained in conjunction with interest rate derivative instruments that are intended to support the Company’s overall interest rate hedging strategy. As of December 31, 2025, core deposits, which exclude time deposits of $250 thousand or more and all brokered deposits, totaled $838.3 million, or 81.6% of total deposits, compared to $837.7 million, or 86.1% of total deposits, as of December 31, 2024.

Short-term Borrowings

As of December 31, 2025, the Company did not have any short-term borrowings outstanding, compared to $10.0 million in outstanding short-term borrowings as of December 31, 2024. As of December 31, 2024, all outstanding short-term borrowings had remaining maturities of less than 30 days and were borrowed exclusively from the Federal Home Loan Bank of Atlanta (FHLB).

Cash and Investment Securities

As of December 31, 2025, the Company held cash, federal funds sold and securities purchased under reverse repurchase agreements totaling $78.4 million, or 6.8% of total assets, compared to $52.9 million, or 4.8% of total assets, as of December 31, 2024. Investment securities, including both the available-for-sale and held-to-maturity portfolios, totaled $168.5 million as of December 31, 2025, compared to $168.6 million as of December 31, 2024. As of December 31, 2025, the expected average life of securities in the investment portfolio was 3.7 years compared to 3.6 years as of December 31, 2024. During the years ended December 31, 2025 and 2024, the Company purchased $43.6 million and $58.0 million, respectively, of investment securities at market rates in existence at the time of purchase. These purchases, combined with the maturity and paydown of investment securities at lower rates, have led to continued improvement in yield on the portfolio.

Shareholders’ Equity

As of December 31, 2025, shareholders’ equity totaled $105.6 million, or 9.15% of total assets, compared to $98.6 million, or 8.96% of total assets, as of December 31, 2024. The increase in shareholders’ equity during the year ended December 31, 2025 resulted primarily from earnings, net of dividends paid and repurchases of shares of the Company's common stock. In addition, shareholders' equity was positively impacted during the period by reductions in the Company's accumulated other comprehensive loss resulting from changes in market interest rates, the maturity of lower yielding investment securities, and purchases of investment securities at higher yields.

Cash Dividends

The Company declared cash dividends totaling $0.28 per share on its common stock during 2025, compared to cash dividends totaling $0.22 per share on its common stock during 2024.

Share Repurchases

During 2025, the Company completed share repurchases totaling 128,000 shares of its common stock at a weighted average price of $13.76 per share. The repurchases were completed under the Company’s previously announced share repurchase program, which was expanded in 2025 to authorize the purchase of 1,000,000 additional shares. As of December 31, 2025, a total of 1,784,813 shares remained available for repurchase under the program.

Regulatory Capital

During 2025, the Bank continued to maintain capital ratios at higher levels than required to be considered a “well-capitalized” institution under applicable banking regulations. As of December 31, 2025, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 10.88%. Its total capital ratio was 12.05%, and its Tier 1 leverage ratio was 9.03%.

Liquidity

As of December 31, 2025, the Company continued to maintain excess funding capacity sufficient to provide adequate liquidity for loan growth, capital expenditures and ongoing operations. The Company benefits from a strong core deposit base, a liquid investment securities portfolio and access to funding from a variety of sources, including federal funds lines, FHLB advances, brokered deposits, funding capacity with the FRB, and brokered deposits.

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

The following table shows the average balances of each principal category of assets, liabilities and shareholders’ equity for the years ended December 31, 2025 and 2024. Additionally, the table provides an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Year Ended December 31,
	2025			2024
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans (1)	$856,035	$51,846	6.06%	$818,524	$51,469	6.29%
Investment securities	160,272	5,761	3.59%	145,523	4,400	3.02%
Federal Home Loan Bank stock	1,388	97	6.99%	891	69	7.74%
Federal funds sold	4,850	209	4.31%	6,930	366	5.28%
Interest-bearing deposits in banks	34,859	1,502	4.31%	36,399	1,956	5.37%
Total interest-earning assets	1,057,404	59,415	5.62%	1,008,267	58,260	5.78%

Noninterest-earning assets	64,133			65,931
Total assets	$1,121,537			$1,074,198

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$202,661	$1,712	0.84%	$205,581	$1,779	0.87%
Money market/savings deposits	285,624	7,413	2.60%	251,772	6,856	2.72%
Time deposits	341,986	11,779	3.44%	346,541	12,914	3.73%
Total interest-bearing deposits	830,271	20,904	2.52%	803,894	21,549	2.68%
Noninterest-bearing demand deposits	155,320	—	—	152,252	—	—
Total deposits	985,591	20,904	2.12%	956,146	21,549	2.25%
Borrowings	24,180	1,053	4.35%	13,404	562	4.19%
Total funding liabilities	1,009,771	21,957	2.17%	969,550	22,111	2.28%

Other noninterest-bearing liabilities	9,534			9,898
Shareholders’ equity	102,232			94,750
Total liabilities and shareholders' equity	$1,121,537			$1,074,198
Net interest income (2)		$37,458			$36,149
Net interest margin			3.54%			3.59%

(1) For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. Non-accruing loans averaged $2.5 million and $3.1 million for the years ended December 31, 2025 and 2024, respectively.

(2) Loan fees are included in the interest amounts presented. Loan fees totaled $0.7 million for both the years ended December 31, 2025 and December 31, 2024.

The following table summarizes the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	2025 Compared to 2024 Increase (Decrease) Due to Change In:			2024 Compared to 2023 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(Dollars in Thousands)
Interest earned on:
Loans	$2,359	$(1,982)	$377	$1,385	$2,335	$3,720
Investment securities	446	915	1,361	377	1,152	1,529
Federal Home Loan Bank stock	38	(10)	28	(27)	3	(24)
Federal funds sold	(110)	(47)	(157)	263	8	271
Interest-bearing deposits in banks	(83)	(371)	(454)	(90)	48	(42)
Total interest-earning assets	2,650	(1,495)	1,155	1,908	3,546	5,454
Interest expense on:
Demand deposits	(25)	(42)	(67)	(24)	1,026	1,002
Money market/savings deposits	922	(365)	557	492	1,357	1,849
Time deposits	(170)	(965)	(1,135)	1,140	3,208	4,348
Borrowings	452	39	491	(541)	(3)	(544)
Total interest-bearing liabilities	1,179	(1,333)	(154)	1,067	5,588	6,655
Increase (decrease) in net interest income	$1,471	$(162)	$1,309	$841	$(2,042)	$(1,201)

Note: Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates.

Interest income increased by $1.2 million for the year ended 2025 compared to 2024. The increase was primarily driven by a $2.7 million increase attributable to growth in average interest-earning assets, reflecting higher average loan balances during the period. This volume-driven increase was partially offset by a $1.5 million decrease attributable to lower average yields on interest-earning assets, as rate compression and changes in asset mix reduced overall earning-asset yields.

Interest expense decreased by $0.2 million for the year ended December 31, 2025 compared to 2024. The decrease reflected a $1.3 million reduction attributable to lower average rates paid on interest-bearing liabilities, primarily interest-bearing demand deposits and time deposits. This rate-related decrease was partially offset by a $1.2 million increase attributable to growth in average interest-bearing liabilities, driven primarily by higher balances of interest-bearing demand deposits and short-term borrowings. Significant competitive pressure remains to acquire and maintain deposit balances in the current environment. The increase in average short-term borrowings was attributable to the Company’s efforts to maintain on-balance sheet liquidity while repricing deposits at lower rates.

The interest rate environment has been characterized by declining short-term market interest rates and increased volatility, which has had, and continues to have, a significant impact on the Company and the banking industry in general. Changes in net interest income and net interest margin during 2025 compared to 2024 were primarily driven by movements in short-term market interest rates and the timing of asset and liability repricing. Following reductions in the federal funds rate in both late 2024 and late 2025, the Company experienced downward repricing of variable-rate interest-earning assets, while reductions in the cost of interest-bearing liabilities occurred more gradually. As a result, interest-earning assets generally repriced downward more quickly than interest-bearing liabilities during portions of both 2025 and 2024. Competition for both loans and deposits remains intense and continues to place pressure on net interest margin. Future changes in market interest rates, whether increases or decreases, could adversely affect the Company’s net interest income and net interest margin.

Provision for Credit Losses

The provision for credit losses was $4.0 million for the year ended December 31, 2025, compared to $0.6 million for the year ended December 31, 2024. The increase in the provision for credit losses in 2025 compared to 2024 resulted primarily from credit-related activity associated with specific commercial loan relationships, including charge-off activity occurring during the second and third quarters of 2025. In addition, significant growth in the indirect consumer loan portfolio, together with elevated charge-offs within that portfolio, contributed to higher provision expense during the year. During the fourth quarter of 2025, credit metrics related to the loan portfolio generally improved; however, uncertainty continues to exist pertaining to the ultimate impact on the Company’s loan portfolio of economic matters, including prospective inflation, unemployment levels, tariffs, and consumer affordability. Net charge-offs on loans totaled $3.5 million, or 0.41% of average loans, for 2025 and $1.1 million, or 0.14% of average loans, for 2024. Of the net charge-offs recorded during 2025, $2.2 million was associated with one individually evaluated commercial loan and $1.9 million was associated with the consumer indirect loan portfolio. The individually evaluated commercial loan had been partially reserved during 2024. These amounts were partially offset by $0.6 million in net recoveries associated with other loan categories during 2025. As of December 31, 2025, the Company's allowance for credit losses was 1.25% of total loans, compared to 1.24% as of December 31, 2024.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$1,140	$1,232	$(92)	(7.5)%
Bank-owned life insurance	556	538	18	3.3%
Lease income	1,082	1,033	49	4.7%
ATM fee income	367	381	(14)	(3.7)%
Other income	434	399	35	8.8%
Total non-interest income	$3,579	$3,583	$(4)	(0.1)%

The Company’s non-interest income remained relatively consistent at $3.6 million comparing 2025 to 2024. Decreases in service charges and ATM fee income were partially offset by increases in lease income, bank-owned life insurance, and other miscellaneous revenue sources. Management continues to evaluate opportunities to add non-interest revenue streams; however, significant variation in non-interest income is not expected in the near term.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$15,273	$15,460	$(187)	(1.2)%
Net occupancy and equipment	3,796	3,761	35	0.9%
Computer services	1,707	1,687	20	1.2%
Insurance expense and assessments	1,409	1,510	(101)	(6.7)%
Fees for professional services	1,349	1,184	165	13.9%
Postage, stationery and supplies	581	560	21	3.8%
Telephone/data communication	795	779	16	2.1%
Collection and recoveries	293	169	124	73.4%
Directors fees	404	380	24	6.3%
Software amortization	454	356	98	27.5%
Other real estate/foreclosure expense, net	269	230	39	17.0%
Outside services	405	299	106	35.5%
Other expense	2,335	1,981	354	17.9%
Total non-interest expense	$29,070	$28,356	$714	2.5%

Non-interest expense increased to $29.1 million for the year ended December 31, 2025, compared to $28.4 million for the year ended December 31, 2024, an increase of $0.7 million, or 2.5%. The increase was driven primarily by higher fees for professional and outside services, increased collection expenses, and the impact of fraud expense recoveries that occurred in 2024, but were not repeated in 2025. These increases were partially offset by decreases in salaries and employee benefits and insurance expense and assessments comparing 2025 to 2024.

Provision for Income Taxes

The provision for income taxes was $1.9 million and $2.6 million for the years ended December 31, 2025 and 2024, respectively. The Company’s effective tax rate was 24.5% and 24.0%, respectively, for the same periods.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 3.7 years and 3.6 years as of December 31, 2025 and 2024, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity. As of December 31, 2025, available-for-sale securities totaled $168.1 million, or 99.7% of the total investment portfolio, compared to $167.9 million, or 99.6% of the total investment portfolio, as of December 31, 2024. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate notes, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of December 31, 2025, held-to-maturity securities totaled $0.5 million, or 0.3% of the total investment portfolio, compared to $0.7 million, or 0.4% of the total investment portfolio, as of December 31, 2024. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of states and political subdivisions.

Net unrealized losses in the available-for-sale portfolio totaled $1.0 million as of December 31, 2025, compared to $6.7 million as of December 31, 2024. Net unrealized losses within the available-for-sale portfolio were recognized, net of tax, in accumulated other comprehensive loss.

As of December 31, 2025, the Company evaluated both the available-for-sale and held-to-maturity portfolios for credit losses and concluded that no credit losses were included in either portfolio and that the unrealized losses in both portfolios resulted from the prevailing interest rate environment.

During the year ended December 31, 2025, the Company purchased $43.6 million in taxable U.S. agency-sponsored securities that are included in the available-for-sale portfolio. The purchased securities partially offset $50.0 million in proceeds received by the Company associated with maturities, calls and prepayments in the portfolio. These purchases, combined with the maturity, calls and paydown of investment securities at lower rates, have led to continued improvement in yield on the portfolio. For the year ended December 31, 2025, the yield on investment securities totaled 3.59%, compared to 3.02% for the year ended December 31, 2024.

Investment Securities Maturity Schedule

The following tables summarize the carrying values and weighted average yield of the available-for-sale and held-to-maturity securities portfolios as of December 31, 2025, according to contractual maturity. Available-for-sale securities are stated at fair value. Held-to-maturity securities are stated at amortized cost. The calculations of the weighted average yields for each maturity category are based upon yield weighted by the respective costs of the securities.

	Available-for-Sale
	Stated Maturity as of December 31, 2025
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities available-for-sale:
Mortgage-backed securities:
Residential	$161	2.29%	$1,322	2.12%	$30,354	2.77%	$73,941	4.76%
Commercial	21	1.61%	924	1.81%	264	2.47%	6,374	4.88%
Obligations of U.S. government-sponsored agencies	—	—	—	—	12,750	3.76%	3,754	5.24%
Obligations of states and political subdivisions	298	1.12%	—	3.72%	930	5.77%	522	5.96%
Corporate notes	—	—	2,110	7.14%	14,916	3.38%	—	—
U.S. Treasury securities	9,921	0.95%	9,513	1.24%	—	0.00%	—	—
Total	$10,401	0.97%	$13,869	2.21%	$59,214	3.12%	$84,591	4.81%
Total securities with stated maturity							$168,075	3.74%

	Held-to-Maturity
	Stated Maturity as of December 31, 2025
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities held-to-maturity:
Mortgage-backed securities:
Residential	$—	—	$—	0.00%	$—	—	$—	—
Commercial	—	—	88	2.79%	—	—	75	1.90%
Obligations of U.S. government-sponsored agencies	—	—	80	2.40%	222	2.21%	—	—
Obligations of states and political subdivisions	—	—	—	0.00%	—	—	—	—
Total	$—	—	$168	2.60%	$222	2.21%	$75	1.90%
Total securities with stated maturity							$465	2.30%

Condensed Investment Portfolio Maturity Schedule

Maturity Summary as of December 31, 2025	Dollar Amount	Portfolio Percentage
	(Dollars in Thousands)
Maturing in three months or less	$2	0.00%
Maturing after three months to one year	10,399	6.17%
Maturing after one year to three years	11,853	7.03%
Maturing after three years to five years	2,184	1.30%
Maturing after five years to fifteen years	93,346	55.38%
Maturing in more than fifteen years	50,756	30.12%
Total	$168,540	100.00%

Loans and Leases

The Company's total loan portfolio increased by $30.0 million, or 3.6%, as of December 31, 2025, compared to December 31, 2024. The table below summarizes loan balances by portfolio category at the end of each of the most recent five years as of December 31, 2025:

	Year Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$32,618	$65,537	$88,140	$53,914	$67,393
Secured by 1-4 family residential properties	66,996	69,999	76,200	87,995	72,670
Secured by multi-family residential properties	117,769	101,057	62,397	67,852	46,021
Secured by non-residential commercial real estate	200,699	227,751	213,586	200,156	198,000
Commercial and industrial loans	48,360	44,238	60,515	73,546	73,865
Consumer loans:
Direct	4,844	4,774	5,938	9,851	20,090
Indirect	381,732	309,683	315,015	280,559	230,311
Total loans	$853,018	$823,039	$821,791	$773,873	$708,350
Allowance for credit losses	10,704	10,184	10,507	9,422	8,320
Net loans	$842,314	$812,855	$811,284	$764,451	$700,030

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of December 31, 2025 and 2024 were $22.9 million and $11.4 million, respectively. During the year ended December 31, 2025, there were new loans of $11.5 million to these parties, and no repayments made by active related parties. During the year ended December 31, 2024, there were new loans of $1.4 million to these parties, and repayments made of $1.4 million by active related parties.

As of December 31, 2025 and December 31, 2024, the composition of the non-residential commercial real estate loan portfolio was as follows:

	December 31, 2025			December 31, 2024
	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
	(Dollars in Thousands)
Office	$7,141	$33,170	$40,311	$10,093	$36,811	$46,904
Industrial	5,194	42,522	47,716	5,696	45,477	51,173
Nursing homes	17,965	—	17,965	17,961	—	17,961
Retail services	14,381	—	14,381	15,031	—	15,031
Retail single credit tenant	603	39,028	39,631	—	41,357	41,357
Retail with anchor	2,619	3,486	6,105	3,075	13,628	16,703
Storage	727	15,645	16,372	780	14,835	15,615
Other	10,222	7,996	18,218	11,989	11,018	23,007
Total loans	$58,852	$141,847	$200,699	$64,625	$163,126	$227,751

As of December 31, 2025 and December 31, 2024, the composition of the construction, land development, and other land loans loan portfolio was as follows:

	December 31, 2025			December 31, 2024
	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
	(Dollars in Thousands)
Apartments	$—	$22,722	$22,722	$—	$61,118	$61,118
Farmland	2,322	—	2,322	3,057	—	3,057
Retail	—	7,445	7,445	—	—	—
Other	—	129	129	440	922	1,362
Total loans	$2,322	$30,296	$32,618	$3,497	$62,040	$65,537

The following table classifies the Company's fixed and variable rate loans as of December 31, 2025 according to contractual maturities of: (1) one year or less, (2) after one year through five years, (3) after five years through fifteen years, and (4) after fifteen years:

	December 31, 2025
	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
	(Dollars in Thousands)
Total loans:
Real estate loans:
Construction, land development and other land loans	$22	$32,596	$—	$—	$32,618
Secured by 1-4 family residential properties	3,247	11,356	25,062	27,331	66,996
Secured by multi-family residential properties	59,920	55,544	443	1,862	117,769
Secured by non-residential commercial real estate	40,092	112,780	47,827	—	200,699
Commercial and industrial loans	8,960	32,377	7,023	—	48,360
Consumer loans:
Direct	1,690	3,154	—	—	4,844
Indirect	481	17,327	363,924	—	381,732
Total loans	$114,412	$265,134	$444,279	$29,193	$853,018
Loans with fixed interest rates:
Real estate loans:
Construction, land development and other land loans	$22	$2,429	$—	$—	$2,451
Secured by 1-4 family residential properties	2,116	4,206	4,173	13,371	23,866
Secured by multi-family residential properties	7,317	27,401	443	776	35,937
Secured by non-residential commercial real estate	10,347	74,519	31,723	—	116,589
Commercial and industrial loans	3,702	15,134	6,904	—	25,740
Consumer loans:
Direct	1,676	3,154	—	—	4,830
Indirect	481	17,327	363,924	—	381,732
Total loans with fixed interest rates	$25,661	$144,170	$407,167	$14,147	$591,145
Loans with variable interest rates:
Real estate loans:
Construction, land development and other land loans	$—	$30,167	$—	$—	$30,167
Secured by 1-4 family residential properties	1,131	7,150	20,889	13,960	43,130
Secured by multi-family residential properties	52,603	28,143	—	1,086	81,832
Secured by non-residential commercial real estate	29,745	38,261	16,104	—	84,110
Commercial and industrial loans	5,258	17,243	119	—	22,620
Consumer loans:
Direct	14	—	—	—	14
Indirect	—	—	—	—	—
Total loans with variable interest rates	$88,751	$120,964	$37,112	$15,046	$261,873

Allowance for Credit Losses on Loans and Leases

The table below summarizes changes in the allowance for credit losses ("ACL") on loans and leases for each of the most recent five years as of December 31, 2025. For years ended December 31, 2022 and prior, information presented is as determined in accordance with Accounting Standards Codification ("ASC") 310, Receivables, prior to the adoption of ASC 326, Financial Instruments - Credit losses:

	Year Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in Thousands)
Balance at beginning of period	$10,184	$10,507	$9,422	$8,320	$7,470
Impact of adopting ASC 326 accounting guidance	—	—	2,123	—	—
Charge-offs:
Real estate loans:
Construction, land development and other loan loans	—	—	—	—	(23)
Secured by 1-4 family residential properties	—	(2)	(97)	(40)	(12)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-residential commercial real estate	—	(248)	—	—	—
Commercial and industrial loans	(2,215)	(121)	—	—	(6)
Consumer loans:
Direct	(9)	(62)	(571)	(1,958)	(1,230)
Indirect	(1,892)	(1,381)	(1,377)	(1,015)	(860)
Total charge-offs	(4,116)	(1,814)	(2,045)	(3,013)	(2,131)
Recoveries
Construction, land development and other loan loans	—	20	—	2	22
Secured by 1-4 family residential properties	29	56	54	39	14
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-residential commercial real estate	49	—	—	5	5
Commercial and industrial loans	165	2	—	—	21
Consumer loans:
Direct	191	300	619	565	626
Indirect	200	298	292	196	283
Total recoveries	634	676	965	807	971
Net charge-offs	(3,482)	(1,138)	(1,080)	(2,206)	(1,160)
Provision for credit losses	4,002	815	42	3,308	2,010
Ending balance	$10,704	$10,184	$10,507	$9,422	$8,320
Ending balance as a percentage of loans	1.25%	1.24%	1.28%	1.22%	1.17%
Net charge-offs as a percentage of average loans	0.41%	0.14%	0.14%	0.30%	0.16%

Allowance for Credit Losses on Unfunded Lending Commitments

Unfunded lending commitments are off-balance sheet arrangements that represent unconditional commitments of the Company to lend to a borrower that are unfunded as of the balance sheet date. These may include unfunded loan commitments, standby letters of credit, and financial guarantees. ASC 326 guidance requires that an estimate of expected credit loss be measured on commitments in which an entity is exposed to credit risk via a present contractual obligation to extend credit unless the obligation is unconditionally cancellable by the issuer. For the Company, unconditional lending commitments generally include unfunded term loan agreements, home equity lines of credit, lines of credit, and demand deposit account overdraft protection. As of both December 31, 2025 and 2024, the Company’s allowance for credit losses on unfunded commitments, which is recorded in other liabilities in the Company’s consolidated balance sheets, totaled $0.4 million.

Allocation of Allowance for Credit Losses on Loans and Leases

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for credit losses as of December 31, 2025 and 2024.

	2025			2024
	Allowance Allocation	Allowance as Percentage of Total Loans	Net Charge-offs as a Percentage of Average Loans	Allocation Allowance	Allowance as Percentage of Total Loans	Net Charge-offs as a Percentage of Average Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$222	0.68%	—	$352	0.54%	-0.03%
Secured by 1-4 family residential properties	371	0.55%	-0.04%	406	0.58%	-0.07%
Secured by multi-family residential properties	666	0.57%	—	546	0.54%	—
Secured by non-residential commercial real estate	1,420	0.71%	-0.02%	1,428	0.63%	0.11%
Commercial and industrial loans	399	0.83%	4.55%	1,531	3.46%	0.22%
Consumer loans:
Direct	50	1.03%	-3.78%	49	1.03%	-4.09%
Indirect	7,576	1.98%	0.50%	5,872	3.17%	-0.69%
Total	$10,704	1.25%	0.41%	$10,184	1.24%	0.14%

Nonperforming Assets

Nonperforming assets at the end of the five most recent years as of December 31, 2025 were as follows:

	Year Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in Thousands)
Non-accrual loans	$1,373	$3,949	$2,400	$1,651	$2,008
Other real estate owned	256	1,509	602	686	2,149
Total	$1,629	$5,458	$3,002	$2,337	$4,157
Nonperforming assets as a percentage of total loans and other real estate	0.19%	0.66%	0.37%	0.30%	0.59%
Nonperforming assets as a percentage of total assets	0.14%	0.50%	0.28%	0.24%	0.43%
Non-accrual loans as a percentage of total loans	0.16%	0.48%	0.29%	0.21%	0.28%
ACL as a percentage of non-accrual loans	779.61%	257.89%	437.79%	570.68%	414.34%

Summarized below is information concerning income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2025	2024
	(Dollars in Thousands)
Total loans accounted for on a non-accrual basis	$1,373	$3,949
Interest income that would have been recorded under original terms	46	120
Interest income reported and recorded during the year	16	471

Deposits

Deposits totaled $1,028.0 million as of December 31, 2025, compared to $972.6 million as of December 31, 2024. The growth in 2025 included an increase of $54.3 million in money market and savings deposits and an increase in brokered deposits of $65.6 million, partially offset by decreases of $21.9 million in interest-bearing demand deposits, $40.5 million in certificates of deposit and $2.1 million in non-interest bearing deposits. The shift to money market and savings deposits is consistent with deposit holders seeking to maximize interest earnings on their accounts, while also maintaining liquidity. The majority of the brokered deposits acquired by the Company during the year were obtained in conjunction with interest rate derivative instruments that are intended to support the Company’s overall interest rate hedging strategy. As of December 31, 2025, core deposits, which exclude time deposits of $250 thousand or more and all brokered deposits, totaled $838.3 million, or 81.6% of total deposits, compared to $837.7 million, or 86.1% of total deposits, as of December 31, 2024.

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

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

	2025		2024
	Average Amount	Rate	Average Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposit accounts	$155,320	—	$152,252	—
Interest-bearing demand deposit accounts	202,661	0.84%	205,581	0.87%
Savings deposits	285,624	2.60%	251,772	2.72%
Time deposits	341,986	3.44%	346,541	3.73%
Total deposits	$985,591	2.12%	$956,146	2.25%
Total interest-bearing deposits	$830,271	2.52%	$803,894	2.68%

Maturities of time deposits of greater than $250 thousand, as well as brokered deposits, outstanding as of December 31, 2025 and 2024 are summarized in the following table:

Maturities	December 31,
	2025	2024
	(Dollars in Thousands)
Three months or less	$97,847	$43,397
Over three through six months	51,564	23,865
Over six through twelve months	26,538	43,362
Over twelve months	13,694	24,267
Total	$189,643	$134,891

Maturities of time certificates of deposit of greater than $100 thousand and less than $250 thousand outstanding as of December 31, 2025 and 2024 are summarized as follows:

Maturities	December 31,
	2025	2024
	(Dollars in Thousands)
Three months or less	$24,658	$37,606
Over three through six months	18,916	22,148
Over six through twelve months	19,189	25,912
Over twelve months	13,962	9,708
Total	$76,725	$95,374

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and subordinated debt that are used by the Company as alternative sources of funds. As of December 31, 2025 and 2024, these liabilities represented 1.2% and 2.5%, respectively, of interest-bearing liabilities. The table below summarizes short- and long-term liabilities and related interest rate data as of and for the years ended December 31, 2025 and 2024.

	Short-Term Borrowings (Maturity Less Than One Year)	Long-Term Borrowings (Maturity One Year or Greater)
	(Dollars in Thousands)
Other interest-bearing liabilities outstanding at year-end:
2025	$—	$10,945
2024	$10,000	10,872
Weighted average interest rate at year-end:
2025	—	4.20%
2024	4.57%	4.20%
Maximum amount outstanding at any month end:
2025	$45,000	$10,945
2024	15,000	10,872
Average amount outstanding during the year:
2025	13,271	10,909
2024	$2,568	$10,836
Weighted average interest rate during the year:
2025	4.48%	4.20%
2024	4.05%	4.20%

Shareholders’ Equity

As of December 31, 2025, shareholders’ equity totaled $105.6 million, or 9.1% of total assets, compared to $98.6 million, or 9.0% of total assets, as of December 31, 2024. The increase in shareholders’ equity during the year ended December 31, 2025 resulted primarily from earnings, net of dividends paid and repurchases of shares of the Company's common stock. In addition, shareholders' equity was positively impacted during the period by reductions in the Company's accumulated other comprehensive loss resulting from the maturity of lower yielding investment securities combined with purchases of investment securities at higher yields.

During the year ended December 31, 2025, the Company completed repurchases of 128,000 shares of its common stock at a weighted average price of $13.76 per share, or $1.8 million in aggregate. The repurchased shares were allocated to treasury stock under the Company’s previously announced share repurchase program, which was expanded in 2025 to authorize the purchase of 1,000,000 additional shares. Share repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate, subject to applicable regulatory requirements. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended at any time at the Company’s discretion. As of December 31, 2025, 1,784,813 shares remained available for repurchase under the program.

During the year ended December 31, 2025, the Company declared dividends totaling $0.28 per common share, or approximately $1.6 million in aggregate amount, compared to $0.22 per common share, or approximately $1.3 million in aggregate amount, during the year ended December 31, 2024. Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and the desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends.

Liquidity and Capital Resources

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $274.7 million as of December 31, 2025 and $279.0 million as of December 31, 2024. Investment securities forecasted to mature or reprice in one year or less were estimated to be $27.5 million and $29.6 million of the investment portfolio as of December 31, 2025 and 2024, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. The investment securities portfolio had an estimated average life of 3.7 years and 3.6 years as of December 31, 2025 and 2024, respectively. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Company had no outstanding short-term borrowings as of December 31, 2025. As of December 31, 2024, the Company had $10.0 million in outstanding short-term borrowings under FHLB advances. The Company's use of FHLB advances varies depending on fluctuations in deposits and other funding sources, as well as their use in interest rate hedging strategies. In addition, the Company had $48.0 million in unused established federal funds lines with other financial institutions as of both December 31, 2025 and 2024.

The Company also has access to the FRB’s discount window. The discount window allows borrowing on pledged collateral that includes eligible investment securities and loans. Including the pledging of these eligible investment securities and loans, the Company had $210.9 million and $165.1 million in borrowing capacity as of December 31, 2025 and December 31, 2024, respectively.

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031. Net of unamortized debt issuance costs, the subordinated notes were recorded as long-term borrowings totaling $10.9 million as of both December 31, 2025 and 2024.

The table below provides information on the Company’s on-balance sheet liquidity, as well as readily available off-balance sheet sources of liquidity as of both December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
	(Dollars in Thousands)
	(Unaudited)	(Unaudited)
Liquidity from cash, federal funds sold and securities purchased under reverse repurchase agreements:
Cash and cash equivalents	$73,547	$47,216
Federal funds sold and securities purchased under reverse repurchase agreements	4,850	5,727
Total liquidity from cash, federal funds sold and securities purchased under reverse repurchase agreements	78,397	52,943
Liquidity from pledgable investment securities:
Investment securities available-for sale, at fair value	168,075	167,888
Investment securities held-to-maturity, at amortized cost	465	682
Less: securities pledged	(58,497)	(72,110)
Less: estimated collateral value discounts	(10,671)	(10,164)
Total liquidity from pledgable investment securities	99,372	86,296
Liquidity from unused lendable collateral (loans) at FHLB	30,504	45,388
Liquidity from unused lendable collateral (loans and securities) at FRB	210,921	165,061
Unsecured lines of credit with banks	48,000	48,000
Total readily available liquidity	$467,194	$397,688

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

Pledgable investment securities are considered by management as a readily available source of liquidity since the Company has the ability to pledge the securities with the FHLB or FRB to obtain immediate funding. Both available-for-sale and held-to-maturity securities may be pledged at fair value with the FHLB and through the FRB discount window. The amounts shown as liquidity from pledgable investment securities represent total investment securities as recorded on the consolidated balance sheets, less reductions for securities already pledged and discounts expected to be taken by the lender to determine collateral value.

The unused lendable collateral value at the FHLB presented in the table above represents only the amount immediately available to the Company from loans already pledged by the Company to the FHLB as of each consolidated balance sheet date presented. As of December 31, 2025 and December 31, 2024, the Company's total remaining credit availability with the FHLB was $324.1 million and $319.9 million, respectively, subject to the pledging of additional collateral which may include eligible investment securities and loans. In addition, the Company has access to additional sources of liquidity that generally could be obtained over a period of time, including access to unsecured brokered deposits through the wholesale funding markets. Management believes the Company’s on-balance sheet and other readily available liquidity provide strong indicators of the Company’s ability to fund obligations in a stressed liquidity environment.

Excluding wholesale brokered deposits, as of December 31, 2025, the Company had approximately 28 thousand deposit accounts with an average balance of approximately $32.0 thousand per account. Estimated uninsured deposits (calculated as deposit amounts per deposit holder in excess of $250 thousand, the maximum amount of federal deposit insurance, and excluding deposits secured by pledged assets) totaled $218.0 million, or 21.2% of total deposits, as of December 31, 2025. As of December 31, 2024, estimated uninsured deposits totaled $216.8 million, or 22.3% of total deposits.

Management believes that the Company has adequate sources of liquidity to cover its contractual obligations and commitments over the next twelve months.

Regulatory Capital

The Bank is subject to the revised capital requirements as described in the section captioned “Supervision and Regulation – Capital Adequacy” included in Part I, Item I of this report. Under these requirements, the Bank is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal banking regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can result in mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Bancshares and the Bank, and could impact Bancshares’ ability to pay dividends. As of both December 31, 2025 and 2024, the Bank exceeded all applicable minimum capital standards, and met applicable regulatory guidelines to be considered well-capitalized. No significant conditions or events have occurred since December 31, 2025 that management believes would affect the Bank’s classification as well-capitalized for regulatory purposes.

Refer to the section captioned “Regulatory Capital” included in Note 14, “Shareholders’ Equity,” in the Notes to the consolidated financial statements for an illustration of the Bank’s actual regulatory capital amounts and ratios under regulatory capital standards in effect as of both December 31, 2025 and 2024. Additionally, refer to the section captioned “Dividend Restrictions” included in Note 14 for a discussion regarding restrictions that could materially influence the Bank’s, and therefore Bancshares’, ability to pay dividends.

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

As part of interest rate risk management, the Company may use derivative financial instruments in accordance with policies established by the Board of Directors. Derivative financial instruments may include the use of interest rate swaps or option products such as caps and floors. As of December 31, 2025, the Company held the following derivative financial instruments:

•
Two interest rate cap contracts designated as cash flow hedges that were intended to mitigate the Company’s exposure to increases in short-term interest rates on an aggregate notional amount of $80.0 million in short-term fixed rate liabilities.
•
One interest rate floor contract not designated as a hedging instrument that was intended to mitigate the Company’s risk of loss associated with downward shifts in the SOFR on a notional amount of $25.0 million.
•
One interest rate floor contract designated as a cash flow hedge that was intended to mitigate the Company’s risk of loss associated with downward shifts in the SOFR on a $20.0 million notional amount of variable interest rate loans.
•
Two customer-related interest rate swap arrangements with borrowers and a third-party counterparty. Each arrangement consists of a receive-fixed/pay-floating swap with the borrower and an offsetting swap with a third-party counterparty. These derivatives are not designated as hedging instruments.
•
Three credit risk participation agreements with lead participant banks with which the Company shares participation loans. For participating in the agreements, the Company received one-time fees which were included in other liabilities. These derivatives are not eligible for hedge accounting treatment.

As of December 31, 2024, the Company held the following derivative financial instruments:

•
Three forward interest rate swap contracts designated as fair value hedges that were intended to mitigate risk associated with rising interest rates by converting a $30.0 million aggregate notional amount of fixed rate loans to a variable rate.
•
Two forward starting interest rate swap contracts designated as cash flow hedges with the objective of protecting the Company against variability in expected future cash flows attributed to changes in the SOFR interest rate on a $40.0 million aggregate notional amount of interest-bearing liabilities.
•
Two interest rate floor contracts not designated as hedging instruments that were intended to mitigate the Company’s risk of loss associated with downward shifts in the SOFR on an aggregate notional amount of $50.0 million.
•
Three credit risk participation agreements with lead participant banks with which the Company shares participation loans. For participating in the agreements, the Company received one-time fees which were included in other liabilities. These derivatives are not eligible for hedge accounting treatment.

The value of all derivative financial instruments totaled a net asset position of $0.9 million and $0.6 million as of December 31, 2025 and 2024, respectively.

On a net basis, derivative financial instruments (including gains recognized on terminated instruments) increased the Company’s income before income taxes by $0.3 million and $1.5 million during the years ended December 31, 2025 and 2024, respectively. See Note 16, “Derivative Financial Instruments,” in the consolidated financial statements for additional information related to these derivative instruments.

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

The following table summarizes the Company’s contractual obligations as of December 31, 2025:

	Payment Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(Dollars in Thousands)
Time deposits	$360,161	$313,050	$42,198	$4,705	$208
Commitments to extend credit	122,365	122,365	—	—	—
Subordinated notes (1)	11,385	385	—	—	11,000
Operating leases	1,925	419	577	370	559
Standby letters of credit	722	722	—	—	—
Total	$496,558	$436,941	$42,775	$5,075	$11,767

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a quarterly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of December 31, 2025, pre-tax net interest margin and net interest income are forecasted to change over timeframes of one year and two years under the six listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	1 Year	2 Years
+1%	9	10
+2%	16	18
+3%	22	24
-1%	(5)	(7)
-2%	(9)	(13)
-3%	(12)	(17)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	1 Year	2 Years
+1%	$1,000	$2,281
+2%	1,900	4,264
+3%	2,570	5,628
-1%	(603)	(1,609)
-2%	(1,065)	(3,101)
-3%	(1,358)	(3,981)

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of First US Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First US Bancshares, Inc. and subsidiary (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses on Loans and Leases

As described in Notes 2 and 4 to the financial statements, the Company’s allowance for credit losses on loans and leases (“allowance”) was $10.7 million on loans and leases of $853.0 million as of December 31, 2025. The Company’s method of estimating the allowance includes the use of historic loss rates that are adjusted for reasonable and supportable forecasts, as well as other qualitative adjustments.

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

Atlanta, Georgia

March 12, 2026

FIRST US BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$9,401	$10,633
Interest-bearing deposits in banks	64,146	36,583
Total cash and cash equivalents	73,547	47,216
Federal funds sold and securities purchased under reverse repurchase agreements	4,850	5,727
Investment securities available-for-sale, at fair value (amortized cost $169,037 and $174,597; net of allowance for credit losses of $- and $-)	168,075	167,888
Investment securities held-to-maturity, at amortized cost, net of allowance for credit losses of $- and $-, (fair value 2025 - $449, 2024 - $642)	465	682
Federal Home Loan Bank stock, at cost	791	1,256
Loans and leases held for investment	853,018	823,039
Less allowance for credit losses on loans and leases	10,704	10,184
Net loans and leases held for investment	842,314	812,855
Premises and equipment, net of accumulated depreciation	26,284	24,803
Cash surrender value of bank-owned life insurance	17,378	17,056
Accrued interest receivable	3,916	3,588
Goodwill and core deposit intangible, net	7,435	7,484
Other real estate owned	256	1,509
Other assets	9,474	11,022
Total assets	$1,154,785	$1,101,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$153,809	$155,945
Interest-bearing	874,153	816,612
Total deposits	1,027,962	972,557
Accrued interest expense	2,526	1,751
Other liabilities	7,704	7,282
Short-term borrowings	—	10,000
Long-term borrowings	10,945	10,872
Total liabilities	1,049,137	1,002,462

Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,947,303 and 7,840,348 shares issued, respectively; 5,699,696 and 5,696,171 shares outstanding, respectively	79	78
Additional paid-in capital	16,005	15,540
Accumulated other comprehensive loss, net of tax	(780)	(4,344)
Retained earnings	121,249	116,865
Less treasury stock: 2,247,607 and 2,144,177 shares at cost, respectively	(30,905)	(29,515)
Total shareholders’ equity	105,648	98,624
Total liabilities and shareholders’ equity	$1,154,785	$1,101,086

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2025	2024
Interest income:
Interest and fees on loans	$51,846	$51,469
Interest on investment securities	5,761	4,400
Interest on deposits in banks	1,502	1,956
Other	306	435
Total interest income	59,415	58,260
Interest expense:
Interest on deposits	20,904	21,549
Interest on borrowings	1,053	562
Total interest expense	21,957	22,111
Net interest income	37,458	36,149
Provision for credit losses	4,031	622
Net interest income after provision for credit losses	33,427	35,527
Non-interest income:
Service and other charges on deposit accounts	1,140	1,232
Lease income	1,082	1,033
Other income, net	1,357	1,318
Total non-interest income	3,579	3,583
Non-interest expense:
Salaries and employee benefits	15,273	15,460
Net occupancy and equipment	3,796	3,761
Computer services	1,707	1,687
Insurance expense and assessments	1,409	1,510
Fees for professional services	1,349	1,184
Other expense	5,536	4,754
Total non-interest expense	29,070	28,356
Income before income taxes	7,936	10,754
Provision for income taxes	1,944	2,584
Net income	$5,992	$8,170
Basic net income per share	$1.03	$1.40
Diluted net income per share	$1.00	$1.33
Dividends per share	$0.28	$0.22

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Year Ended December 31,
	2025	2024
Net income	$5,992	$8,170
Other comprehensive income:
Unrealized holding gains on securities available-for-sale arising during the year, net of tax expense of $1,436 and $656, respectively	4,311	1,963
Unrealized holding (losses) gains on effective cash flow hedge derivatives arising during the year, net of tax benefit (expense) of $202 and ($151), respectively	(601)	458
Reclassification adjustments on cash flow hedge derivatives realized in net income, net of tax benefit of $48 and $112, respectively	(146)	(334)
Other comprehensive income	3,564	2,087
Total comprehensive income	$9,556	$10,257

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, December 31, 2023	5,735,075	$75	$14,972	$(6,431)	$109,959	$(27,982)	$90,593
Net income	—	—	—	—	8,170	—	8,170
Net change in fair value of securities available-for-sale, net of tax	—	—	—	1,963	—	—	1,963
Net change in fair value of derivative instruments, net of tax	—	—	—	124	—	—	124
Dividends declared: $.22 per share	—	—	—	—	(1,264)	—	(1,264)
Impact of stock-based compensation plans, net	96,303	3	726	—	—	(48)	681
Reissuance of treasury stock as compensation	11,293	—	(158)	—	—	158	—
Impact of common stock share repurchases	(146,500)	—	—	—	—	(1,643)	(1,643)
Balance, December 31, 2024	5,696,171	$78	$15,540	$(4,344)	$116,865	$(29,515)	$98,624
Net income	—	—	—	—	5,992	—	5,992
Net change in fair value of securities available-for-sale, net of tax	—	—	—	4,311	—	—	4,311
Net change in fair value of derivative instruments, net of tax	—	—	—	(747)	—	—	(747)
Dividends declared: $.28 per share	—	—	—	—	(1,608)	—	(1,608)
Impact of stock-based compensation plans, net	94,265	1	978	—	—	(142)	837
Reissuance of treasury stock as compensation	37,260	—	(513)	—	—	513	—
Impact of common stock share repurchases	(128,000)	—	—	—	—	(1,761)	(1,761)
Balance, December 31, 2025	5,699,696	$79	$16,005	$(780)	$121,249	$(30,905)	$105,648

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$5,992	$8,170
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,695	1,590
Provision for credit losses	4,031	622
Deferred income tax expense	50	583
Reclassification of unrealized gains on terminated derivative contracts	(194)	(864)
Stock-based compensation expense	744	617
Net accretion of securities	(750)	(281)
Amortization of intangible assets	49	122
Net loss on premises and equipment and other real estate	194	151
Changes in assets and liabilities:
Increase in cash surrender value of bank owned life insurance	(322)	(354)
(Increase) decrease in accrued interest receivable	(328)	388
Increase in other assets	(77)	(995)
Increase (decrease) in accrued interest expense	775	(279)
Increase (decrease) in other liabilities	466	(1,709)
Net cash provided by operating activities	12,325	7,761
Cash flows from investing activities:
Net decrease in federal funds sold and securities purchased under reverse repurchase agreements	877	3,748
Purchases of investment securities, available-for-sale	(43,625)	(57,957)
Proceeds from maturities and prepayments of investment securities, available-for-sale	49,936	28,535
Proceeds from maturities and prepayments of investment securities, held-to-maturity	216	421
Net decrease (increase) in Federal Home Loan Bank stock	465	(55)
Net increase in loans	(34,720)	(3,808)
Proceeds from the sale of premises and equipment and other real estate	1,969	869
Purchases of premises and equipment	(3,241)	(2,100)
Net cash used in investing activities	(28,123)	(30,347)
Cash flows from financing activities:
Net increase in customer deposits	55,405	22,366
Net decrease in short-term borrowings	(10,000)	—
Net share-based compensation transactions	93	64
Repurchases of common stock	(1,761)	(1,643)
Dividends paid	(1,608)	(1,264)
Net cash provided by financing activities	42,129	19,523
Net increase (decrease) in cash and cash equivalents	26,331	(3,063)
Cash and cash equivalents, beginning of period	47,216	50,279
Cash and cash equivalents, end of period	$73,547	$47,216

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental disclosures of cash flow information and non-cash transactions related to cash flows for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024
	(Dollars in Thousands)
Cash paid during the year for:
Interest	$21,182	$22,390
Income taxes paid, net of refunds
Federal	1,051	N/A
State:
Alabama	381	N/A
Other	104	N/A
Total taxes (1)	$1,536	$2,797
Assets acquired in settlement of loans	$1,328	$1,701
Reissuance of treasury stock as compensation	$513	$158

(1) As a result of the adoption of Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740), disclosure of cash paid for federal and state tax is required for the year ended December 31, 2025. This guidance was adopted on a prospective basis.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investment Securities

The investment portfolio consists of debt securities, including U.S. Treasury securities, obligations of U.S. government agencies, municipal bonds, residential and commercial mortgage-backed securities and corporate notes. Securities may be held in one of three portfolios: trading account securities, securities held-to-maturity or securities available-for-sale. Trading account securities are carried at estimated fair value, with unrealized gains and losses included in operations. The Company held no trading account securities as of December 31, 2025 or 2024. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held-to-maturity, management has the intent and the Company has the ability to hold such securities until maturity. Investment securities available-for-sale are carried at fair value, with any unrealized gains or losses excluded from operations and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income or loss. Investment securities available-for-sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Credit Losses

As required by Accounting Standards Codification "Financial Instruments - Credit Losses" ("ASC 326"), the Company uses a current expected credit loss ("CECL") methodology to estimate expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures. For the Company, the CECL methodology primarily applies to loans and leases held for investment, unfunded lending commitments, and held-to-maturity investment securities. Significant estimate and judgment is required in the measurement of expected credit losses on financial assets, including consideration of historical credit experience, current conditions, as well as reasonable and supportable economic forecasts. The Company also evaluates its available-for-sale securities portfolio for credit losses in accordance with ASC 326 which, in certain circumstances, requires an allowance to be recorded for credit losses associated with securities in a loss position.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Real Estate Owned (OREO)

OREO consists of properties acquired through a foreclosure or in satisfaction of loans, as well as closed banking facilities. These properties are carried at net realizable value, less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for credit losses. Gains or losses realized upon the sale of OREO and additional losses related to subsequent valuation adjustments are determined on a specific property basis and are included as a component of non-interest expense along with carrying costs.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassification

Certain amounts presented in the prior period consolidated financial statements and related notes have been reclassified to conform to the 2025 presentation. These reclassifications had no effect on the Company’s net income, financial position or net cash flow.

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

The following table reflects weighted average shares used to calculate basic and diluted net income per share for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Weighted average shares outstanding	5,737,092	5,741,056
Weighted average director deferred shares	84,680	109,066
Basic shares	5,821,772	5,850,122
Dilutive shares	181,200	268,250
Diluted shares	6,002,972	6,118,372

	Year Ended December 31,
	2025	2024
	(Dollars in Thousands, Except Per Share Data)
Net income	$5,992	$8,170
Basic net income per share	$1.03	$1.40
Diluted net income per share	$1.00	$1.33

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Reporting

The Company identifies its reportable operating segment in accordance with Accounting Standards Codification ("ASC") 280, Segment Reporting, based on how management organizes the Company to make operating decisions and assess performance.

Accounting Standards Recently Adopted

The following table provides a description of accounting standards recently adopted as of December 31, 2025.

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

		Annual financial statements as of and for the year ended December 31, 2025.	The adoption of this guidance did not have a material impact.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Not Yet Adopted

The following table provides a description of recent accounting standards that have not yet been adopted as of December 31, 2025.

Standard	Description	Required Date of Adoption	Effect on Financial Statements or other significant matters
ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements

This ASU amends certain hedge accounting guidance to improve operability and better align hedge accounting with an entity’s risk management activities. The amendments include revisions to the similar risk assessment for cash flow hedges, which may allow entities to broaden the scope of forecasted transactions designated in a hedge relationship, and clarify certain documentation and application requirements.

		Quarterly financial statements as of and for the quarter ending March 31, 2026. Annual financial statements as of and for the year ending December 31, 2026. Early adoption is permitted.	The adoption of this guidance is not likely to have a material impact. Management will continue to evaluate through date of adoption.

ASU 2024-03, Income Statement Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses

This ASU will change the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses (for example: employee compensation, depreciation, and amortization) in expense captions.

		Annual financial statements as of and for the year ending December 31, 2027.	The adoption of this guidance is not likely to have a material impact. Management will continue to evaluate through date of adoption.

ASU 2025-08, Financial Instruments-Credit Losses (Topic 326): Purchased Loans

This ASU expands the use of the gross‑up method to certain acquired non‑purchase credit deteriorated ("PCD") loans classified as purchased seasoned loans. The amendment eliminates Day 1 credit loss expense for these loans by requiring recognition of an initial allowance with a corresponding gross‑up of amortized cost. It also clarifies the criteria for identifying purchased seasoned loans, including special treatment for loans acquired in a business combination. Guidance for PCD assets remains unchanged, and the amendments narrow subsequent measurement differences between purchased seasoned loans and PCD assets. The ASU is applied prospectively.

		Quarterly financial statements as of and for the quarter ending March 31, 2027. Annual financial statements as of and for the year ending December 31, 2027. Early adoption is permitted.	The Company adopted this guidance as of January 1, 2026 with no material impact.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.
INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of December 31, 2025 and 2024 were as follows:

	Available-for-Sale
	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$105,403	$1,783	$(1,408)	$105,778
Commercial	7,568	84	(69)	7,583
Obligations of U.S. government-sponsored agencies	16,620	190	(306)	16,504
Obligations of states and political subdivisions	1,690	63	(3)	1,750
Corporate notes	17,764	110	(848)	17,026
U.S. Treasury securities	19,992	—	(558)	19,434
Total	$169,037	$2,230	$(3,192)	$168,075

	Held-to-Maturity
	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$163	$—	$(4)	$159
Obligations of U.S. government-sponsored agencies	302	—	(12)	290
Obligations of states and political subdivisions	—	—	—	—
Total	$465	$—	$(16)	$449

	Available-for-Sale
	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$87,703	$347	$(2,768)	$85,282
Commercial	12,105	17	(202)	11,920
Obligations of U.S. government-sponsored agencies	11,436	18	(620)	10,834
Obligations of states and political subdivisions	1,577	—	(28)	1,549
Corporate notes	17,757	58	(1,871)	15,944
U.S. Treasury securities	44,019	—	(1,660)	42,359
Total	$174,597	$440	$(7,149)	$167,888

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Held-to-Maturity
	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$264	$—	$(10)	$254
Obligations of U.S. government-sponsored agencies	384	—	(27)	357
Obligations of states and political subdivisions	34	—	(3)	31
Total	$682	$—	$(40)	$642

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of December 31, 2025 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$10,537	$10,401	$—	$—
Maturing after one to five years	14,221	13,869	168	166
Maturing after five to ten years	61,047	59,214	222	211
Maturing after ten years	83,232	84,591	75	72
Total	$169,037	$168,075	$465	$449

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2025 and 2024:

	Available-for-Sale
	December 31, 2025
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$24,202	$(187)	$22,392	$(1,221)
Commercial	—	—	3,287	(69)
Obligations of U.S. government-sponsored agencies	—	—	4,751	(306)
Obligations of states and political subdivisions	—	—	298	(3)
Corporate notes	—	—	14,915	(848)
U.S. Treasury securities	—	—	19,434	(558)
Total	$24,202	$(187)	$65,077	$(3,005)

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Held-to-Maturity
	December 31, 2025
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$159	$(4)
Obligations of U.S. government-sponsored agencies	—	—	290	(12)
Obligations of states and political subdivisions	—	—	—	—
Total	$—	$—	$449	$(16)

	Available-for-Sale
	December 31, 2024
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$41,417	$(424)	$28,520	$(2,344)
Commercial	3,374	(13)	5,331	(189)
Obligations of U.S. government-sponsored agencies	3,823	(1)	4,457	(619)
Obligations of states and political subdivisions	—	—	1,549	(28)
Corporate notes	—	—	13,886	(1,871)
U.S. Treasury securities	—	—	42,359	(1,660)
Total	$48,614	$(438)	$96,102	$(6,711)

	Held-to-Maturity
	December 31, 2024
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$254	$(10)
Obligations of U.S. government-sponsored agencies	—	—	357	(27)
Obligations of states and political subdivisions	—	—	31	(3)
Total	$—	$—	$642	$(40)

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

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, 82 available-for-sale debt securities had been in a loss position for more than 12 months, and five available-for-sale debt securities had been in a loss position for less than 12 months. As of December 31, 2024, 97 available-for-sale debt securities had been in a loss position for more than 12 months, and 16 available-for-sale debt securities had been in a loss position for less than 12 months. As of December 31, 2025, the Company had the current intent and ability to retain its investments for a period of time that management believes to be sufficient to allow for any anticipated recovery of fair value. As of December 31, 2025 and 2024, the losses for all available-for-sale securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Accordingly, no allowance for credit losses was considered necessary related to available-for-sale securities as of December 31, 2025 or 2024. Accrued interest receivable is excluded from the estimate of credit losses for available-for-sale securities. As of December 31, 2025 and 2024, accrued interest receivable totaled $0.8 million and $0.7 million, respectively, with no related allowance for credit losses ("ACL")and was reported in the accrued interest line on the accompanying consolidated balance sheets.

Held-to-Maturity Considerations

Each quarter, management evaluates the portfolio on a collective basis by major security type to determine whether an allowance for credit losses is needed. Qualitative factors are used in the Company’s credit loss assessments, including current and forecasted economic conditions, the characteristics of the debt issuer, and the historic ability of the issuer to make contractual principal and interest payments. Specifically, with regard to mortgage-backed securities or obligations of U.S. government sponsored agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are either backed by the full faith and credit of the U.S. government or the agency. With regard to obligations of states and political subdivisions, management considers issuer bond ratings, historical loss rates for given bond ratings, and whether the issuers continue to make timely principal and interest payments under contractual terms of the securities. Based on these evaluations, no allowance for credit losses was recorded by the Company for the held-to-maturity investment portfolio as of December 31, 2025 or 2024. Accrued interest receivable is excluded from the estimate of credit losses for held-to-maturity securities. As of December 31, 2025 and 2024, accrued interest receivable totaled $1.4 thousand and $2.0 thousand, respectively, with no related ACL and was reported in the accrued interest line on the accompanying consolidated balance sheets.

Pledged Securities

Investment securities with a carrying value of $58.5 million and $72.1 million as of December 31, 2025 and 2024, respectively, were pledged to secure public deposits and for other purposes.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial and industrial loans – This portfolio segment includes loans and leases to commercial customers for use in the normal course of business. These credits may be loans, lines of credit and leases to financially strong borrowers, secured by inventories, equipment or receivables, and are generally guaranteed by the principals of the borrowing entity.

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

As of December 31, 2025 and 2024, the composition of the loan portfolio by portfolio segment was as follows:

	December 31, 2025	December 31, 2024
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$32,618	$65,537
Secured by 1-4 family residential properties	66,996	69,999
Secured by multi-family residential properties	117,769	101,057
Secured by non-residential commercial real estate	200,699	227,751
Commercial and industrial loans (1)	48,360	44,238
Consumer loans:
Direct	4,844	4,774
Indirect	381,732	309,683
Total loans	853,018	823,039
Allowance for credit losses on loans and leases	10,704	10,184
Net loans (2)	$842,314	$812,855

(1)
Includes equipment financing leases, totaling $12.6 million and $14.2 million as of December 31, 2025 and 2024, respectively.
(2)
Loans are presented net of unearned income and unamortized deferred fees and costs of $0.6 million and $0.8 million as of December 31, 2025 and 2024, respectively. Loans are also presented net of unamortized premiums associated with indirect loans of $15.6 million and $10.6 million as of December 31, 2025 and 2024, respectively.

Accrued interest receivable is not included in the amortized cost basis of the Company's loans held for investment ("LHFI"). As of December 31, 2025 and 2024, accrued interest receivable for LHFI totaled $3.1 million and $2.8 million, respectively, with no related ACL and was reported in the accrued interest line on the accompanying consolidated balance sheets.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 49.0% and 56.4% of the portfolio was concentrated in loans secured by real estate as of December 31, 2025 and 2024, respectively.

Loans with a carrying value of $84.4 million and $92.6 million were pledged as collateral to secure FHLB borrowings as of December 31, 2025 and 2024, respectively. In addition, loans with a carrying value of $361.6 million and $285.2 million were pledged to secure borrowings with the FRB as of December 31, 2025 and 2024, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of December 31, 2025 and 2024 were $22.9 million and $11.4 million, respectively. During the year ended December 31, 2025, there were new loans of $11.5 million to these parties, and no repayments made by active related parties. During the year ended December 31, 2024, there were new loans of $1.4 million to these parties, and repayments made of $1.4 million by active related parties.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Allowances for Credit Losses

The following tables present changes in the allowance for credit losses on loans and leases, as well as unfunded lending commitments, by portfolio segment, during the years ended December 31, 2025 and 2024:

	As of and for the Year Ended December 31, 2025
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Residential Commercial Real estate	Commercial and Industrial	Direct Consumer	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses on loans and leases:
Beginning balance	$352	$406	$546	$1,428	$1,531	$49	$5,872	$10,184
Charge-offs	—	—	—	—	(2,215)	(9)	(1,892)	(4,116)
Recoveries	—	29	—	49	165	191	200	634
Provision for (recovery of) credit losses	(130)	(64)	120	(57)	918	(181)	3,396	4,002
Allowance for credit losses on loans and leases	$222	$371	$666	$1,420	$399	$50	$7,576	$10,704

Allowance for credit losses on unfunded lending commitments:
Beginning balance	$280	$1	$43	$16	$34	$2	$—	$376
Provision for (recovery of) credit losses on unfunded lending commitments	(26)	—	3	48	4	—	—	29
Allowance for credit losses on unfunded lending commitments	$254	$1	$46	$64	$38	$2	$—	$405

	As of and for the Year Ended December 31, 2024
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Residential Commercial Real estate	Commercial and Industrial	Direct Consumer	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses on loans and leases:
Beginning balance	$565	$591	$415	$1,425	$513	$64	$6,934	$10,507
Charge-offs	—	(2)	—	(248)	(121)	(62)	(1,381)	(1,814)
Recoveries	20	56	—	—	2	300	298	676
Provision for (recovery of) credit losses	(233)	(239)	131	251	1,137	(253)	21	815
Allowance for credit losses on loans and leases	$352	$406	$546	$1,428	$1,531	$49	$5,872	$10,184

Allowance for credit losses on unfunded lending commitments:
Beginning balance	$450	$1	$9	$2	$102	$5	$-	$569
Provision for (recovery of) credit losses on unfunded lending commitments	(170)	—	34	14	(68)	(3)	—	(193)
Allowance for credit losses on unfunded lending commitments	$280	$1	$43	$16	$34	$2	$—	$376

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

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below illustrate the carrying amount of loans by credit quality indicator and year of origination as of December 31, 2025:

		December 31, 2025
		Loans at Amortized Cost Basis by Origination Year
		2025	2024	2023	2022	2021	Prior	Total
		(Dollars in Thousands)
Commercial:

Construction, land development and other land loans	Pass	$3,255	$14,459	$5,678	$—	$4	$145	$23,541
	Special Mention	—	6,821	—	—	18	—	6,839
	Substandard	—	—	2,238	—	—	—	2,238
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$3,255	$21,280	$7,916	$—	$22	$145	$32,618

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by multi-family residential properties	Pass	$1,243	$200	$10,351	$68,835	$13,600	$23,540	$117,769
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$1,243	$200	$10,351	$68,835	$13,600	$23,540	$117,769

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by non-residential commercial real estate	Pass	$4,495	$24,887	$16,179	$21,485	$34,071	$95,071	$196,188
	Special Mention	—	—	536	2,839	—	324	3,699
	Substandard	—	—	—	—	449	363	812
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$4,495	$24,887	$16,715	$24,324	$34,520	$95,758	$200,699

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans	Pass	$14,634	$13,960	$4,396	$2,403	$3,510	$9,310	$48,213
	Special Mention	—	—	—	17	36	—	53
	Substandard	—	—	—	—	—	94	94
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$14,634	$13,960	$4,396	$2,420	$3,546	$9,404	$48,360

	Current period gross charge-offs	$—	$—	$2,215	$—	$—	$—	$2,215

Total commercial	Pass	$23,627	$53,506	$36,604	$92,723	$51,185	$128,066	$385,711
	Special Mention	—	6,821	536	2,856	54	324	10,591
	Substandard	—	—	2,238	—	449	457	3,144
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
		$23,627	$60,327	$39,378	$95,579	$51,688	$128,847	$399,446

	Current period gross charge-offs	$—	$—	$2,215	$—	$—	$—	$2,215

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31, 2025
		Loans at Amortized Cost Basis by Origination Year
		2025	2024	2023	2022	2021	Prior	Total
		(Dollars in Thousands)
Consumer:

Secured by 1-4 family residential properties	Performing	$6,018	$4,584	$2,654	$17,339	$13,902	$21,941	$66,438
	Non-performing	—	—	—	—	—	558	558
	Subtotal	$6,018	$4,584	$2,654	$17,339	$13,902	$22,499	$66,996

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Direct	Performing	$2,902	$1,073	$426	$142	$173	$128	$4,844
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$2,902	$1,073	$426	$142	$173	$128	$4,844

	Current period gross charge-offs	$—	$4	$—	$5	$—	$—	$9

Indirect	Performing	$134,498	$45,268	$57,633	$60,092	$44,463	$39,347	$381,301
	Non-performing	—	—	—	43	85	303	431
	Subtotal	$134,498	$45,268	$57,633	$60,135	$44,548	$39,650	$381,732

	Current period gross charge-offs	$20	$151	$278	$512	$353	$578	$1,892

Total consumer	Performing	$143,418	$50,925	$60,713	$77,573	$58,538	$61,416	$452,583
	Non-performing	—	—	—	43	85	861	989
		$143,418	$50,925	$60,713	$77,616	$58,623	$62,277	$453,572

	Current period gross charge-offs	$20	$155	$278	$517	$353	$578	$1,901

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31, 2024
		Loans at Amortized Cost Basis by Origination Year
		2024	2023	2022	2021	2020	Prior	Total
		(Dollars in Thousands)
Consumer:

Secured by 1-4 family residential properties	Performing	$4,559	$3,525	$18,060	$14,746	$5,884	$21,612	$68,386
	Non-performing	—	—	—	—	—	1,613	1,613
	Subtotal	$4,559	$3,525	$18,060	$14,746	$5,884	$23,225	$69,999

	Current period gross charge-offs	$—	$—	$—	$—	$—	$2	$2

Direct	Performing	$2,397	$1,077	$430	$487	$283	$100	$4,774
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$2,397	$1,077	$430	$487	$283	$100	$4,774

	Current period gross charge-offs	$—	$—	$1	$42	$3	$16	$62

Indirect	Performing	$54,546	$72,461	$74,514	$55,904	$41,908	$10,350	$309,683
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$54,546	$72,461	$74,514	$55,904	$41,908	$10,350	$309,683

	Current period gross charge-offs	$21	$95	$278	$531	$329	$127	$1,381

Total consumer:	Performing	$61,502	$77,063	$93,004	$71,137	$48,075	$32,062	$382,843
	Non-performing	—	—	—	—	—	1,613	1,613
		$61,502	$77,063	$93,004	$71,137	$48,075	$33,675	$384,456

	Current period gross charge-offs	$21	$95	$279	$573	$332	$145	$1,445

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides an aging analysis of past due loans by portfolio segment as of December 31, 2025:

	As of December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$32,618	$32,618	$—
Secured by 1-4 family residential properties	41	—	374	415	66,581	66,996	—
Secured by multi-family residential properties	—	—	—	—	117,769	117,769	—
Secured by non-residential commercial real estate	—	—	363	363	200,336	200,699	—
Commercial and industrial loans	44	—	—	44	48,316	48,360	—
Consumer loans:
Direct	—	2	—	2	4,842	4,844	—
Indirect	1,244	294	412	1,950	379,782	381,732	—
Total	$1,329	$296	$1,149	$2,774	$850,244	$853,018	$—
As a percentage of total loans	0.16%	0.03%	0.14%	0.33%	99.67%	100.00%

The following table provides an aging analysis of past due loans by portfolio segment as of December 31, 2024:

	As of December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$65,537	$65,537	$—
Secured by 1-4 family residential properties	515	—	—	515	69,484	69,999	—
Secured by multi-family residential properties	—	—	—	—	101,057	101,057	—
Secured by non-residential commercial real estate	—	—	—	—	227,751	227,751	—
Commercial and industrial loans	3,317	—	—	3,317	40,921	44,238	—
Consumer loans:
Direct	15	—	—	15	4,759	4,774	—
Indirect	489	47	—	536	309,147	309,683	—
Total	$4,336	$47	$—	$4,383	$818,656	$823,039	$—
As a percentage of total loans	0.52%	0.01%	0.00%	0.53%	99.47%	100.00%

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the amortized cost of loans on nonaccrual status and loans past due 90 days or more and still accruing interest as of December 31, 2025 and 2024. Also presented is the balance of loans on nonaccrual status as of December 31, 2025 and 2024 for which there was no related ACL recorded.

	Loans on Non-Accrual Status
	December 31, 2025
	(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	558	370	—
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	363	—	—
Commercial and industrial loans	—	—	—
Consumer loans:
Direct	21	—	—
Indirect	431	—	—
Total loans	$1,373	$370	$—

	Loans on Non-Accrual Status
	December 31, 2024
	(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	665	404	—
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	—	—	—
Commercial and industrial loans	3,284	—	—
Consumer loans:
Direct	—	—	—
Indirect	—	—	—
Total loans	$3,949	$404	$—

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the amortized cost basis of collateral dependent loans as of December 31, 2025 and 2024, which loans are individually evaluated to determine credit losses:

	December 31, 2025
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$2,238	$—	$2,238
Secured by 1-4 family residential properties	385	—	385
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	363	—	363
Commercial and industrial	—	38	38
Direct consumer	—	—	—
Total loans individually evaluated	$2,986	$38	$3,024

	December 31, 2024
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$2,489	$—	$2,489
Secured by 1-4 family residential properties	1,402	—	1,402
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	383	—	383
Commercial and industrial	—	3,327	3,327
Direct consumer	—	—	—
Total loans individually evaluated	$4,274	$3,327	$7,601

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

During the years ended December 31, 2025 and 2024, the Company did not modify any loans to borrowers experiencing financial difficulty, and there were no payment defaults on loans that were modified in the previous twelve months. No modifications in 2025 or 2024 resulted in the permanent reduction of the recorded investment in the loan.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.
OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity during the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(Dollars in Thousands)
Beginning balance	$1,509	$602
Additions(1)	—	1,027
Sales proceeds	(1,059)	—
Gross gains	33	—
Gross losses	—	—
Net gains	33	—
Impairment	(227)	(120)
Ending balance	$256	$1,509

(1)
Additions to other real estate owned (“OREO”) may include transfers from loans, transfers from closed banking facilities, and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are the result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was zero as of both December 31, 2025 and 2024. In addition, the Company held $0.4 million and zero in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of December 31, 2025 and 2024, respectively.

Repossessed Assets

The Company also acquires assets through the repossession of the underlying collateral of loans in default. Total repossessed assets as of December 31, 2025 and 2024 were $0.6 million and $0.2 million, respectively. Repossessed assets are included in other assets in the Company’s consolidated balance sheets.

6.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the fair value of goodwill is lower than its carrying amount, goodwill must be written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill totaled $7.4 million as of both December 31, 2025 and 2024. Goodwill impairment was neither indicated nor recorded during the years ended December 31, 2025 and 2024.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. No write-downs of core deposit premiums were recorded by the Company during the years ended December 31, 2025 and 2024.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s goodwill and other intangible assets (carrying basis and accumulated amortization) as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
	(Dollars in Thousands)
Goodwill	$7,435	$7,435
Core deposit intangible assets:
Gross carrying amount	2,048	2,048
Accumulated amortization	(2,048)	(1,999)
Core deposit intangible, net	—	49
Total	$7,435	$7,484

As of December 31, 2025, the Company had fully amortized the remaining balance of the core deposit intangible.

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

7.
PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2025	2024
	(Dollars in Thousands)
Land	$7,835	$5,390
Premises	25,372	24,798
Furniture, fixtures and equipment	16,771	16,972
Construction in progress	795	891
Total cost of premises and equipment	50,773	48,051
Less accumulated depreciation	(24,489)	(23,248)
Total premises and equipment, net	$26,284	$24,803

Depreciation expense of $1.7 million and $1.6 million was recorded in 2025 and 2024, respectively.

8.
DEPOSITS

As of December 31, 2025, the scheduled maturities of the Company’s time deposits were as follows:

(Dollars in Thousands)
2025	$313,050
2026	17,556
2027	24,642
2028	2,114
2029 and after	2,799
Total	$360,161

Time deposits greater than $250 thousand totaled $52.0 million and $62.5 million as of December 31, 2025 and 2024, respectively. Included in deposits, the Company held brokered certificates of deposit totaling $137.9 million and $72.4 million as of December 31, 2025 and 2024, respectively. Deposits from related parties held by the Company totaled $21.4 million and $12.0 million as of December 31, 2025 and 2024, respectively.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.
BORROWINGS

Short-Term Borrowings

Short-term borrowings may consist of federal funds purchased, securities sold under repurchase agreements, and short-term FHLB advances with original maturities of one year or less.

•
Federal funds purchased, which represent unsecured lines of credit that generally mature within one to 90 days, are available to the Bank through arrangements with correspondent banks and the FRB. As of both December 31, 2025 and 2024, there were no federal funds purchased outstanding.

•
Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. There were no securities sold under repurchase agreements as of December 31, 2025 and 2024.

•
Short-term FHLB advances are secured borrowings available to the Company as an alternative funding source. The Company had zero and $10.0 million in outstanding FHLB advances with original maturities of less than one year as of December 31, 2025 and 2024, respectively.

Long-Term Borrowings

FHLB Advances

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both December 31, 2025 and 2024, the Company did not have any long-term FHLB advances outstanding.

Subordinated Debt

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031 (the “Notes”). The Notes require semi-annual interest-only payments, with the entire principal amount due at maturity. The Notes bear interest at a rate of 3.50% per annum for the first five years; then the interest rate will be reset quarterly to a benchmark interest rate per annum which, subject to certain conditions provided in the Notes, will be equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 275 basis points. Beginning on or after October 1, 2026, the Notes are redeemable at the option of and by the Company, in whole or in part, subject to the terms of the Notes. The Company has used and expects to continue to use, the net proceeds for general corporate purposes, which may include the repurchase of the Company’s common stock, and to support organic growth plans, including the maintenance of capital ratios. Net of unamortized debt issuance costs, the Notes were recorded as long-term borrowings totaling $10.9 million as of both December 31, 2025 and 2024.

	2025	2024
	(Dollars in Thousands)
Balance at year-end	$10,945	$10,872
Average balance during the year	$10,909	$10,836
Maximum month-end balance during the year	$10,945	$10,872
Average rate paid during the year, including amortization of debt issuance costs	4.20%	4.20%
Weighted average remaining maturity (in years)	5.75	6.75

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available Credit

As an additional funding source, the Company has available unused lines of credit with correspondent banks, the FRB and the FHLB. Certain of these funding sources are subject to underlying collateral availability. As of December 31, 2025 and 2024, the Company’s available unused lines of credit consisted of the following:

Available Unused Lines of Credit	Collateral Requirements	December 31, 2025	December 31, 2024
Correspondent banks	None	$48.0 million	$48.0 million
FHLB advances (1)	Subject to collateral	$324.1 million	$319.9 million
FRB (2)	Subject to collateral	$210.9 million	$165.1 million

(1)
These amounts represent the total remaining credit the Company has from the FHLB, but this credit can only be utilized to the extent that underlying collateral exists. The total lendable collateral value of assets pledged (including loans and investment securities) associated with FHLB advances and letters of credit totaled $50.5 million and $55.4 million as of December 31, 2025 and 2024, respectively. The Company’s collateral exposure with the FHLB in the form of advances and letters of credit was $20.0 million and $10.0 million as of December 31, 2025 and 2024, respectively, leaving an excess of collateral of $30.5 million and $45.4 million available to utilize for additional credit as of the respective dates. The Company also has the ability to pledge additional assets to increase the availability of borrowings.
(2)
The Company has access to the FRB's discount window, which allows borrowing under 90-day terms on pledged collateral that includes eligible investment securities and loans. The amounts shown in the table represent the Company's unused borrowing capacity as of the applicable date based on collateral pledged to the FRB's discount window.

10.
INCOME TAXES

The consolidated provisions for income taxes for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
	(Dollars in Thousands)
Current taxes
Federal	$1,508	$1,458
State	386	543
Total current taxes	1,894	2,001
Deferred taxes
Federal	33	538
State	17	45
Total deferred	50	583
Total tax provision	$1,944	$2,584

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures. The following table reconciles the U.S. federal statutory income tax rate of 21% to the Company’s effective income tax rate for the year ended December 31, 2025.

	2025
	Amount	Percent
	(Dollars in Thousands)
Income before provision for income taxes	$7,936

US federal statutory tax rate	1,667	21.0%
State and local income taxes, net of federal income tax effect (1)	317	4.0%
Nontaxable or nondeductible items	(65)	-0.8%
Other reconciling items (2)	25	0.3%
Total	$1,944	24.5%

(1) State taxes in Alabama made up the majority of the tax effect of this category. The Company has no foreign operations and does not file income tax returns in foreign jurisdictions.

(2) No individual component of this category was material to the rate reconciliation.

The following table details how the consolidated tax expense differed from the amount computed by applying the Company's federal statutory income tax rate of 21% in 2024, prior to the adoption of ASU 2023-09:

2024

Income tax expense at federal statutory rate	$2,258
Increase (decrease) resulting from:
Tax-exempt interest	(52)
Bank-owned life insurance	(74)
State income tax expense, net of federal income tax effect	414
Apportionment and state rate changes	119
Other	(81)
Total	$2,584

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are presented below:

	2025	2024
	(Dollars in Thousands)
Deferred tax assets:
Allowance for credit losses	$2,809	$2,657
Deferred compensation	562	749
Deferred commissions and fees	289	368
Unrealized loss on securities available-for-sale	240	1,676
Other	538	554
Total gross deferred tax assets	4,438	6,004
Deferred tax liabilities:
Premises and equipment	1,293	1,329
Core deposit intangible	—	12
Limited partnerships	114	112
Unrealized gain on cash flow hedges	—	227
Other	206	260
Total gross deferred tax liabilities	1,613	1,940
Net deferred tax asset, included in other assets	$2,825	$4,064

Income taxes paid, net of refunds, are presented in the supplemental disclosures of cash flow information in Note 2.

The Company had no deferred tax valuation allowance as of December 31, 2025 or 2024. The Company did not have any federal or state net operating loss carryforwards as of December 31, 2025 or December 31, 2024. The Company files income tax returns with the federal government and several states. The majority of its income is attributable to the states of Alabama and Tennessee. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the states in which it filed for the years ended December 31, 2022 through 2025.

As of December 31, 2025, the Company had no unrecognized tax benefits related to federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2025. As of December 31, 2025, the Company had accrued no interest and no penalties related to uncertain tax positions.

11.
EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allows participants to defer a portion of their compensation on a pre-tax basis, subject to the statutory annual contribution limit. For 2025 and 2024, the Company made “safe harbor” contributions on behalf of participants in the form of a match that was equal to 100% of each participant’s elective deferrals, up to a maximum of 4% of the participant’s eligible compensation. The 401(k) Plan also allows the Company to make discretionary matching contributions on behalf of participants equal to 2% of each participant’s elective deferrals. No discretionary match was made in 2025 or 2024. The Company’s matching contributions to the 401(k) Plan totaled $0.4 million in both 2025 and 2024.

Participants can elect to invest up to 20% of incoming contributions (measured at the time of investment) in the 401(k) Plan in the form of Company stock. The 401(k) Plan held 101,428 and 119,915 shares of Company stock as of December 31, 2025 and 2024, respectively. These shares are allocated to participants in the 401(k) Plan and, accordingly, are included in the earnings per share calculations.

12.
DEFERRED COMPENSATION PLANS

Supplemental Retirement Benefits

The Company has entered into separate supplemental retirement compensation benefits agreements with certain non-employee directors and former executive officers. These agreements are structured as nonqualified retirement plans for federal income tax purposes. The Company’s obligation under these agreements is accrued as deferred compensation in accordance with the terms

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the individual contracts over the required service period to the date the employee is eligible to receive benefits. The Company’s deferred compensation obligation under these agreements totaled $2.4 million and $2.7 million as of December 31, 2025 and 2024, respectively.

Non-Employee Directors' Deferred Compensation Plan

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of December 31, 2025 and 2024, a total of 76,817 shares and 108,190 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

13.
STOCK AWARDS

In 2013, Bancshares’ shareholders authorized the Company to provide share-based compensation awards to eligible employees, directors and consultants of the Company and its affiliates pursuant to the 2013 Incentive Plan. Available award types included stock options, stock appreciation rights, restricted stock and restricted stock units, and performance share awards. The 2013 Incentive Plan, as amended in 2019, expired in March 2023. In April 2023, Bancshares’ shareholders approved the 2023 Incentive Plan, which authorizes the Compensation Committee of the Board of Directors to grant substantially the same types of share-based awards to eligible employees, directors and consultants. Collectively, the 2013 Incentive Plan and the 2023 Incentive Plan are herein referred to as the Company’s “Incentive Plan.” In accordance with the Incentive Plan, shares of common stock available for issuance pursuant to the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Since the origination of the Incentive Plan, through December 31, 2025, only stock options and restricted stock have been granted. Stock-based compensation expense related to stock awards totaled $0.7 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively.

Stock Options

Stock option awards have been granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms. The Company recognizes the cost of services received in exchange for stock option awards based on the grant date fair value of the award, with compensation expense recognized on a straight-line basis over the award’s vesting period. The fair value of outstanding awards was determined using the Black-Scholes option pricing model at the date of grant. The Company did not grant any stock option awards during the years ended December 31, 2025 and 2024.

The following table summarizes the Company’s stock option activity for the periods presented.

	Year Ended
	December 31, 2025		December 31, 2024
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Options:
Outstanding, beginning of year	268,250	$10.62	411,900	$9.77
Granted	—	—	—	—
Exercised	80,550	9.29	136,050	8.19
Expired	5,500	8.23	—	—
Forfeited	1,000	10.01	7,600	8.09
Options outstanding, end of year	181,200	$11.29	268,250	$10.62
Options exercisable, end of year	181,200	$11.29	268,250	$10.62

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was $0.5 million and $0.6 million as of December 31, 2025 and 2024, respectively.

Restricted Stock

During the years ended December 31, 2025 and 2024, 65,742 shares and 55,300 shares, respectively, of restricted stock were granted. Awards granted to employees had a three-year vesting period, while awards granted to non-employee directors had a one-year vesting period. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

The following table summarizes the Company's restricted stock award activity for the periods presented.

	Year Ended
	December 31, 2025		December 31, 2024
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted stock awards:
Nonvested shares, beginning of year	92,599	$10.29	86,443	$10.03
Granted	65,742	13.08	55,300	10.41
Released from restriction	58,076	10.53	47,644	9.96
Forfeited	2,768	11.77	1,500	10.41
Nonvested shares, end of year	97,497	$11.98	92,599	$10.29

14.
SHAREHOLDERS’ EQUITY

As of December 31, 2025, shareholders’ equity totaled $105.6 million, or 9.1% of total assets, compared to $98.6 million, or 9.0% of total assets, as of December 31, 2024.

During the year ended December 31, 2025 the Company completed repurchases of 128,000 shares of its common stock at a weighted average price of $13.76 per share, or $1.8 million in aggregate. The repurchased shares were allocated to treasury stock under the Company’s previously announced share repurchase program, which was expanded in 2025 to authorize the purchase of 1,000,000 additional shares. Share repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate, subject to applicable regulatory requirements. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended at any time at the Company’s discretion. As of December 31, 2025, 1,784,813 shares remained available for repurchase under the program.

During the year ended December 31, 2025, the Company declared dividends totaling $0.28 per common share, or approximately $1.6 million in aggregate amount, compared to $0.22 per common share, or approximately $1.3 million in aggregate amount, during the year ended December 31, 2024. Dividends are paid at the discretion of the Company’s Board of Directors, based on the Company’s operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are the Company’s primary source of funds for the payment of dividends to shareholders. In addition, federal and state regulatory agencies have the authority to prevent the Company from paying a dividend to shareholders.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Capital

The Bank is subject to the revised capital requirements as described in the section captioned “Supervision and Regulation – Capital Adequacy” included in Part I, Item I of this report. Under these requirements, the Bank is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Bank and Bancshares, and could impact Bancshares’ ability to pay dividends. The Bank’s minimum risk-based capital requirements include the fully implemented capital conservation buffer of 2.50%. As of both December 31, 2025 and 2024, the Bank exceeded all applicable minimum capital standards. In addition, the Bank met applicable regulatory guidelines to be considered well-capitalized as of both December 31, 2025 and 2024. To be categorized in this manner, the Bank maintained common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the tables below. In addition, the Bank was not subject to any written agreement, order, capital directive or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific level for any capital measures.

The following tables provide the Bank’s actual regulatory capital amounts and ratios under regulatory capital standards in effect (Basel III) at December 31, 2025 and 2024:

	2025
	Actual Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	$102,952	10.88%	7.00%	6.50%
Tier 1 capital (to risk-weighted assets)	102,952	10.88%	8.50%	8.00%
Total capital (to risk-weighted assets)	114,062	12.05%	10.50%	10.00%
Tier 1 leverage (to average assets)	102,952	9.03%	4.00%	5.00%

	2024
	Actual Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	$103,027	11.31%	7.00%	6.50%
Tier 1 capital (to risk-weighted assets)	103,027	11.31%	8.50%	8.00%
Total capital (to risk-weighted assets)	113,587	12.47%	10.50%	10.00%
Tier 1 leverage (to average assets)	103,027	9.50%	4.00%	5.00%

No significant conditions or events have occurred since December 31, 2025 that management believes have affected the Bank’s classification as “well-capitalized.” Because of the size of the Company’s balance sheet, there is currently no requirement for separate reporting of capital amounts and ratios for Bancshares. Accordingly, such amounts and ratios are not included.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

15.
LEASES

The Company is involved in a number of operating leases, primarily for branch locations. Branch leases have remaining lease terms ranging from one year to eight years, some of which include options to extend the leases for up to five years, and some of which include an option to terminate the lease within one year. The Bank also leases certain office facilities to third parties and classifies these leases as operating leases.

The following table provides a summary of the components of lease income and expense, as well as the reporting location in the consolidated statements of operations for the years ended December 31, 2025 and 2024:

		Year Ended
	Location	December 31, 2025	December 31, 2024
		(Dollars in Thousands)
Operating lease income (1)	Lease income	$1,082	$1,033
Operating lease expense (2)	Net occupancy and equipment	$459	$565

(1)
Operating lease income includes rental income from owned properties.
(2)
Includes short-term lease costs. For the years ended December 31, 2025 and 2024, short-term lease costs were nominal in amount.

The following table provides supplemental lease information for operating leases on the consolidated balance sheets as of December 31, 2025 and 2024:

	Location	December 31, 2025	December 31, 2024
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$1,581	$1,921
Operating lease liabilities	Other liabilities	$1,643	$1,972
Weighted-average remaining lease term (in years)		5.23	5.14
Weighted-average discount rate		4.31%	4.08%

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides supplemental lease information for the consolidated statements of cash flows for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31, 2025	December 31, 2024
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$412	$395

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of December 31, 2025:

Minimum Rental Payments
(Dollars in Thousands)
2026	419
2027	308
2028	269
2029	183
2030 and thereafter	746
Total future minimum lease payments	$1,925
Less: Imputed interest	282
Total	$1,643

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

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected replacement value of the contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types.

Cash Flow Hedges

During the fourth quarter of 2025, the Company purchased two interest rate cap contracts with the objective of protecting the Company against variability in expected future cash flows attributed to changes in the designated interest rate (USD-SOFR-OIS Compound) on an aggregate notional amount of $80.0 million related to interest expense on 3-month fixed rate liabilities that will be renewed each quarter. Each contract has a notional amount of $40.0 million and was designated as a derivative instrument in cash flow hedges and is intended to mitigate the Company’s risk of loss associated with upward shifts in the designated interest rate. The contracts will provide cash flow to the Company in the event the designated interest rate exceeds

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the respective strike rates of 3.45% and 3.60% during the contract periods of December 5, 2025 through December 5, 2028 and December 19, 2025 through December 19, 2029, respectively. As of December 31, 2025, the hedge relationships for both interest rate cap contracts were designated effective, and accordingly, changes in the fair value of the contracts were included as an adjustment to accumulated other comprehensive income.

In March 2025, the Company purchased an interest rate floor contract with the objective of protecting the Company against variability in expected future cash flows attributed to changes in the designated interest rate (1 Month CME Term SOFR) on the notional amount of $20.0 million based on interest receipts on loans and securities indexed to the designated interest rate. The contract was designated as a derivative instrument in cash flow hedges and is intended to mitigate the Company’s risk of loss associated with downward shifts in the designated interest rate. The contract will provide cash flow to the Company in the event the designated interest rate decreases below 3.05% before the contract’s designated termination date of March 15, 2029. As of December 31, 2025, the hedge relationship for the floor contract was designated effective, and accordingly, changes in the fair value of the contract were included as an adjustment to accumulated other comprehensive income.

Derivative Contracts Not Receiving Hedge Accounting Treatment

Interest Rate Floor - In March 2024, the Company purchased an interest rate floor contract on the notional amount of $25.0 million. The floor contract protects the Company against variability in expected future cash flows attributed to changes in the designated interest rate (USD-SOFR-OIS Compound) on the $25.0 million notional amount. The contract was not designated as a hedging instrument, and accordingly, changes in the fair value of the contract are recorded as non-interest income or expense over the term of the contract. The contract is intended to mitigate the Company’s risk of loss associated with downward shifts in the designated interest rate in the event such rate decreases below 3.0% before the contract’s designated termination date of March 27, 2026.

Customer-Related Interest Rate Swaps – The Company enters into interest rate swap contracts with certain loan customers. As of December 31, 2025, the aggregate notional amount of these contracts was $11.8 million. The swaps are intended to assist those borrowers in managing interest rate risk. To mitigate the Company’s exposure arising from these customer-related derivatives, the Company enters into corresponding offsetting interest rate swap contracts with third-party counterparties on matching notional amounts. The customer-related derivatives and the offsetting derivatives are not designated as hedging instruments, and accordingly, changes in the fair value of the contracts are recorded as non-interest income or expense. These contracts are intended to economically offset the Company’s exposure to changes in interest rates arising from the customer-related derivative activity. During the year ended December 31, 2025, the Company received $0.1 million in fees associated with these customer-related derivative contracts, which were recognized in non-interest income.

Credit Derivatives - During 2024, the Company entered into three credit risk participation agreements on the notional amount of $18.6 million in the aggregate. These agreements are with lead participant banks with which the Company shares participation loans. The Company is the guarantor under these agreements to provide reimbursement of losses resulting from a third-party default on the underlying swap. For participating in the agreements, the Company received one-time fees which were initially included in other liabilities. The derivatives are not eligible for hedge accounting treatment. Accordingly, valuation changes are recorded directly to non-interest income.

Previously Terminated Hedges

During the fourth quarter of 2025, the Company voluntarily terminated two forward starting interest rate swap contracts for a cash payment of $0.1 million. Each of the contracts had a $20.0 million notional amount, or $40.0 million in the aggregate. The swaps were previously designated as cash flow hedges. As a result of the terminations, the related hedge relationships were discontinued, and the amounts previously recorded in accumulated other comprehensive income were reclassified into earnings.

During the first quarter of 2025, the Company voluntarily terminated three interest rate swap contracts, each with notional amounts of $10.0 million, or an aggregate amount of $30.0 million. Each of the swaps had previously been designated as fair value hedges with the objective of effectively converting a pool of fixed rate indirect consumer loans to a variable rate throughout the hedge durations in accordance with the portfolio layer method. The termination of the fair value hedges resulted in a nominal settlement with the counterparty.

During the first quarter of 2023, the Company voluntarily terminated two interest rate swap contracts, each with notional amounts of $10.0 million, or an aggregate amount of $20.0 million. The swaps were previously designated as cash flow hedges. The termination resulted in a net unrealized gain totaling $1.1 million. The unrealized gain was initially recorded in accumulated other comprehensive income, net of tax, and is being reclassified to reduce interest expense over the original terms of the swap contracts. Remaining unrealized gains associated with these terminated cash flow hedges totaled $0.1 million and $0.3 million as of December 31, 2025 and 2024, respectively.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The hedge terminations noted above resulted from the asset/liability management techniques employed by the Company's management in response to the interest rate environment. None of the terminations resulted from hedge ineffectiveness.

Presentation

The following table reflects the notional amount and fair value of derivative instruments included on the Company’s consolidated balance sheets on a net basis as of December 31, 2025 and 2024.

	As of December 31, 2025		As of December 31, 2024
		Estimated		Estimated
		Fair Value		Fair Value
	Notional Amount	Gain (Loss) (1)	Notional Amount	Gain (Loss) (1)
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to fixed rate indirect consumer loans	$—	$—	$30,000	$69
Total fair value hedges		—		69
Cash flow hedges:
Interest rate swaps related to interest-bearing liabilities	$—	$—	$40,000	$609
Interest rate floors	$20,000	$166	$—	$—
Interest rate caps	$80,000	$795	$—	$—
Total cash flow hedges		961		609
Total derivatives designated as hedging instruments, net		961		678
Derivatives not designated as hedging instruments:
Interest rate floors	$25,000	-	$50,000	18
Credit risk participation agreements	$18,649	(46)	$15,198	(54)
Customer-related interest rate swaps - borrower	$11,776	106	$—	—
Customer-related interest rate swaps - third party counterparties	$11,776	(106)	$—	—
Total derivatives not designated as hedging instruments, net		$(46)		$(36)

(1) Derivatives in a gain position are recorded in other assets and derivatives in a loss position are recorded in other liabilities in the consolidated balance sheets.

The following table presents the net effects of derivative hedging instruments on the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024. The effects, which include the reclassification of unrealized gains and losses on terminated swap contracts, are presented as either an increase or decrease in income before income taxes in the relevant caption of the Company’s consolidated statements of operations.

	Location in the	Year Ended December 31,
	Consolidated Statements	2025	2024
	of Operations	(Dollars in Thousands)
Interest income	Interest and fees on loans	$(85)	$788
Interest expense	Interest on deposits	293	438
Interest expense	Interest on short-term borrowings	-	84
Non-interest income	Other non-interest income	91	144
Non-interest expense	Other non-interest expense	(18)	81
	Net increase to income before income taxes	$281	$1,535

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.
OTHER OPERATING INCOME AND EXPENSE

Other operating income for the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
	2025	2024
	(Dollars in Thousands)
Bank-owned life insurance	$556	$538
ATM fee income	367	381
Other income	434	399
Total	$1,357	$1,318

Other operating expense for the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
	2025	2024
	(Dollars in Thousands)
Postage, stationery and supplies	$581	$560
Telephone/data communication	795	779
Collection and recoveries	293	169
Directors fees	404	380
Software amortization	454	356
Other real estate/foreclosure expense, net	269	230
Outside services	405	299
Other expense	2,335	1,981
Total	$5,536	$4,754

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

	December 31,
	2025	2024
	(Dollars in Thousands)
Standby letters of credit	$—	$—
Standby performance letters of credit	722	896
Commitments to extend credit	122,365	120,703

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of December 31, 2025 and 2024, the

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

At each quarter end date, the Company calculates an allowance for unfunded lending commitments, including those described in the table above. The Company's allowance for unfunded lending commitments totaled $0.4 million as of both December 31, 2025 and 2024. Additional discussion related to the calculation of the allowance for unfunded lending commitments is included in Note 4, "Loans and Leases".

Self-Insurance

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates a liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies' incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both December 31, 2025 and 2024. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

● Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.

● Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the years ended December 31, 2025 or 2024.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024.

	Fair Value Measurements as of December 31, 2025 Using
	Totals At December 31, 2025	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$105,778	$—	$105,778	$—
Commercial	7,583	—	7,583	—
Obligations of U.S. government-sponsored agencies	16,504	—	16,504	—
Obligations of states and political subdivisions	1,750	—	1,750	—
Corporate notes	17,026		17,026	—
U.S. Treasury securities	19,434	19,434	—	—
Derivative contracts:
Other assets - interest rate caps	795	—	795	—
Other assets - interest rate floors	166	—	166	—
Other assets - customer-related interest rate swaps - borrower	106		106
Other liabilities - customer-related interest rate swaps - third party counterparties	106		106
Other liabilities - credit risk participation agreements	46	—	46	—

	Fair Value Measurements as of December 31, 2024 Using
	Totals At December 31, 2024	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$85,282	$—	$85,282	$—
Commercial	11,920	—	11,920	—
Obligations of U.S. government-sponsored agencies	10,834	—	10,834	—
Obligations of states and political subdivisions	1,549	—	1,549	—
Corporate notes	15,944		15,944	—
U.S. Treasury securities	42,359	42,359	—	—
Derivative contracts:
Other assets - interest rate swaps	678	—	678	—
Other assets - interest rate floors	18	—	18	—
Other liabilities - credit risk participation agreements	54	—	54	—

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of both December 31, 2025 and 2024, included within OREO were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with banking facilities that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

The following table presents the balances of collateral dependent loans, OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of December 31, 2025 and 2024:

	Fair Value Measurements as of December 31, 2025 Using
	Totals At December 31, 2025	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Collateral dependent loans	$161	$—	$—	$161
OREO and other assets held-for-sale	256	—	—	256

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of December 31, 2024 Using
	Totals At December 31, 2024	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Collateral dependent loans	$2,026	$—	$—	$2,026
OREO and other assets held-for-sale	1,509	—	—	1,509

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following tables present information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2025 and 2024. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of December 31, 2025 and 2024 are both included. Following the tables is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value December 31, 2025	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Collateral dependent loans	$161	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	9.5%

OREO and other assets held-for-sale	$256	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	9.5%

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Significant Unobservable Input Assumptions
	Fair Value December 31, 2024	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Collateral dependent loans	$2,026	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	9.5%

OREO and other assets held-for-sale	$1,509	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	9.5%

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

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$73,547	$73,547	$73,547	$—	$—
Investment securities available-for-sale	168,075	168,075	19,434	148,641	—
Investment securities held-to-maturity	465	449	—	449	—
Federal funds sold and securities purchased under reverse repurchase agreements	4,850	4,850	—	4,850	—
Federal Home Loan Bank stock	791	791	—	—	791
Loans, net of allowance for credit losses	842,314	817,766	—	—	817,766
Other assets - interest rate caps	795	795	—	795	—
Other assets - interest rate floors	166	166	—	166	—
Other assets - customer-related interest rate swaps - borrower	106	106	—	106	—
Liabilities:
Deposits	1,027,962	973,141	—	973,141	—
Short-term borrowings	—	—	—	—	—
Long-term borrowings	10,945	10,126		10,126	—
Other liabilities - customer-related interest rate swaps - third party counterparties	106	106	—	106	—
Other liabilities - credit risk participation agreements	46	46	—	46	—

	December 31, 2024
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$47,216	$47,216	$47,216	$—	$—
Investment securities available-for-sale	167,888	167,888	42,359	125,529	—
Investment securities held-to-maturity	682	642	—	642	—
Federal funds sold	5,727	5,727	—	5,727	—
Federal Home Loan Bank stock	1,256	1,256	—	—	1,256
Loans, net of allowance for loan losses	812,855	759,870	—	—	759,870
Other assets - interest rate swaps	678	678	—	678	—
Other assets - interest rate floors	18	18	—	18	—
Liabilities:
Deposits	972,557	893,814	—	893,814	—
Short-term borrowings	10,000	10,000	—	10,000	—
Long-term borrowings	10,872	9,590		9,590
Other liabilities - interest rate swaps	54	54	—	54	—

20.
SEGMENT REPORTING

Bancshares is a bank holding company. Bancshares operates one banking subsidiary, the Bank. The Bank reporting unit is the only reportable segment of the Company. The Bank conducts a general commercial banking business and offers banking

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below provides information related to the Company's Bank operating segment for the years ended December 31, 2025 and 2024:

	Bank Segment
	Year Ended December 31,
	2025	2024
	(Dollars in Thousands)
Income:
Interest income	$59,415	$58,260
Non-interest income	3,579	3,583
Total income	62,994	61,843
Less:
Interest expense	21,957	22,111
Provision for credit losses	4,031	622
Salaries and employee benefits	15,273	15,460
Net occupancy and equipment	3,796	3,761
Computer services	1,707	1,687
Insurance expense and assessments	1,409	1,510
Fees for professional services	1,349	1,184
Postage, stationery and supplies	581	560
Telephone/data communication	795	779
Collection and recoveries	293	169
Directors fees	404	380
Software amortization	454	356
Other real estate/foreclosure expense, net	269	230
Outside services	405	299
Other segment items (1)	2,335	1,981
Provision for income taxes	1,944	2,584
Consolidated net income	$5,992	$8,170

(1) Other segment items includes expenses for advertising, travel and business development, and life insurance.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.
FIRST US BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Balance Sheets

	Year Ended December 31,
	2025	2024
	(Dollars in Thousands)
Assets:
Cash on deposit	$6,713	$2,716
Investment in subsidiary	109,607	106,167
Other assets	519	718
Total assets	$116,839	$109,601
Liabilities:
Other liabilities	$246	$105
Long-term borrowings	10,945	10,872
Shareholders’ equity	105,648	98,624
Total liabilities and shareholders’ equity	$116,839	$109,601

Statements of Operations

	Year Ended December 31,
	2025	2024
	(Dollars in Thousands)
Income:
Dividend income, First US Bank	$8,348	$5,541
Total income	8,348	5,541
Expense	1,488	1,450
Gain before equity in undistributed income of subsidiary	6,860	4,091
Equity in undistributed income of subsidiary	(868)	4,079
Net income	$5,992	$8,170

Statements of Cash Flows

	Year Ended December 31,
	2025	2024
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$5,992	$8,170
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of undistributed income of subsidiary	868	(4,079)
Change in other assets and liabilities	413	(388)
Net cash provided by operating activities	7,273	3,703
Cash flows from financing activities:
Net share-based compensation transactions	93	64
Dividends paid	(1,608)	(1,264)
Treasury stock repurchases	(1,761)	(1,643)
Net cash used in financing activities	(3,276)	(2,843)
Net increase in cash	3,997	860
Cash at beginning of year	2,716	1,856
Cash at end of year	$6,713	$2,716

FIRST US BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.
QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,
	2025				2024
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest income	$15,262	$15,281	$14,854	$14,018	$14,420	$15,017	$14,546	$14,277
Interest expense	5,839	5,619	5,378	5,121	5,672	5,832	5,370	5,237
Net interest income	9,423	9,662	9,476	8,897	8,748	9,185	9,176	9,040
Provision for credit losses	220	566	2,717	528	470	152	—	—
Net interest income after provision for credit losses	9,203	9,096	6,759	8,369	8,278	9,033	9,176	9,040
Non-interest:
Income	995	860	849	875	982	901	835	865
Expense	7,271	7,437	7,444	6,918	6,947	6,990	7,272	7,147
Income before income taxes	2,927	2,519	164	2,326	2,313	2,944	2,739	2,758
Provision for income taxes	798	583	9	554	599	722	612	651
Net income after taxes	$2,129	$1,936	$155	$1,772	$1,714	$2,222	$2,127	$2,107

Earnings per common share:
Basic earnings	$0.37	$0.33	$0.03	$0.30	$0.30	$0.38	$0.36	$0.36
Diluted earnings	$0.36	$0.32	$0.03	$0.29	$0.29	$0.36	$0.34	$0.34
Dividends per share	$0.07	$0.07	$0.07	$0.07	$0.07	$0.05	$0.05	$0.05

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2025, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of December 31, 2025, that Bancshares’ disclosure controls and procedures are effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified.

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 and is incorporated herein by reference.

Item 9B. Other Information.

a)
None.
b)
Rule 10b5-1 Trading Arrangements

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the three months ended December 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Bancshares has adopted a Code of Business Conduct and Ethics for directors, officers (including its Chief Executive Officer and Chief Financial Officer) and employees. This Code of Business Conduct and Ethics can be found on our website at http://www.fusb.com under the tabs “Investors – Governance – FUSB Policies.” Bancshares intends to post any amendments to or waivers from the Code of Business Conduct and Ethics on that website. Bancshares will provide any interested person a copy of the Code of Business Conduct and Ethics free of charge, upon written request to First US Bancshares, Inc., Attention: Beverly J. Dozier, Corporate Secretary, 131 West Front Street, Post Office Box 249, Thomasville, Alabama 36784.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes, as of December 31, 2025, the securities that were authorized for issuance under the First US Bancshares, Inc. 2023 Incentive Plan (the “2023 Incentive Plan”) and Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”).

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (2)
	(a)	(b)		(c)
Equity compensation plans approved by shareholders	258,017	$11.29	(3)	400,238
Equity compensation plans not approved by shareholders	—	—		—
Total	258,017	$11.29	(3)	400,238

(1)
Includes 181,200 shares subject to outstanding stock options originally awarded under the 2013 Incentive Plan and 76,817 shares to be issued under the Deferral Plan. Does not include 97,497 unvested time-based restricted stock awards outstanding under the 2013 Plan and the 2023 Plan as of December 31, 2025.
(2)
Includes 370,250 shares available for issuance pursuant to future awards under the 2023 Incentive Plan, plus the number of eligible shares underlying awards granted under the 2013 Incentive Plan that were forfeited and returned to the plan as of December 31, 2025. Does not include shares reserved for future issuance under the Deferral Plan.
(3)
Does not include amounts deferred pursuant to the Deferral Plan, as there is no exercise price associated with these deferred amounts.

The other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
Documents filed as part of this report
(1)
Financial Statements.

The consolidated financial statements of Bancshares and its subsidiary, included herein in Item 8, are as follows:

•
Management’s Annual Report on Internal Control over Financial Reporting;
•
Report of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC (PCAOB ID 213);
•
Consolidated Balance Sheets – December 31, 2025 and 2024;
•
Consolidated Statements of Operations – Years Ended December 31, 2025 and 2024;
•
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2025 and 2024;
•
Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2025 and 2024;
•
Consolidated Statements of Cash Flows – Years Ended December 31, 2025 and 2024; and
•
Notes to Consolidated Financial Statements – Years Ended December 31, 2025 and 2024.
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

10.19	First US Bancshares, Inc. Non-Employee Director Fee Schedule (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on May 8, 2025)*

10.20A	Real Estate Sales Agreement, dated April 20, 2015 (incorporated by reference to Exhibit 10.1A to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.20B	First Amendment to Real Estate Sales Agreement, dated May 26, 2015 (incorporated by reference to Exhibit 10.1B to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.20C	Second Amendment to Real Estate Sales Agreement, dated August 25, 2015 (incorporated by reference to Exhibit 10.1C to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.20D	Third Amendment to Real Estate Sales Agreement, dated September 17, 2015 (incorporated by reference to Exhibit 10.1D to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.20E	Fourth Amendment to Real Estate Sales Agreement, dated October 17, 2015 (incorporated by reference to Exhibit 10.1E to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

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

10.23	2025 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), file on February 12, 2025)*

10.24	2026 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), file on February 12, 2026)*

19.1	First US Bancshares, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 14, 2025)

21	Subsidiaries of First US Bancshares, Inc.

23	Consent of Carr, Riggs & Ingram, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 14, 2024)

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March, 2026.

FIRST US BANCSHARES, INC.

By:	/s/ James F. House
James F. House
Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James F. House	Chairman of the Board, President, Chief Executive Officer, and Director	March 12, 2026
James F. House	(Principal Executive Officer)

/s/ Thomas S. Elley	Senior Executive Vice President, Treasurer, Assistant Secretary, and Chief Financial Officer	March 12, 2026
Thomas S. Elley	(Principal Financial Officer)

/s/ Matthew A. Parker	Senior Vice President, Principal Accounting Officer and Director of Financial Reporting	March 12, 2026
Matthew A. Parker	(Principal Accounting Officer)

/s/ Robert Stephen Briggs	Director	March 12, 2026
Robert Stephen Briggs

/s/ Robert C. Field	Director	March 12, 2026
Robert C. Field

/s/ S. Nathan Gordon	Director	March 12, 2026
S. Nathan Gordon

/s/ David P. Hale	Director	March 12, 2026
David P. Hale

/s/ Marlene M. McCain	Director	March 12, 2026
Marlene M. McCain

/s/ J. Lee McPhearson	Director	March 12, 2026
J. Lee McPhearson

/s/ Jack W. Meigs	Director	March 12, 2026
Jack W. Meigs

/s/ Aubrey S. Miller	Director	March 12, 2026
Aubrey S. Miller

/s/ Staci M. Pierce	Director	March 12, 2026
Staci M. Pierce

/s/ Tracy E. Thompson	Director	March 12, 2026
Tracy E. Thompson

/s/ Bruce N. Wilson	Director	March 12, 2026
Bruce N. Wilson