Form 10-Q
period 2026-03-31
FIRST US BANCSHARES, INC.
filed 2026-05-07
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2026
Common Stock, $0.01 par value	5,567,267 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARY

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiary, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations, performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties. Certain factors that could affect the accuracy of such forward-looking statements and cause actual results to differ materially from those projected in such forward-looking statements are identified in the Company’s filings with the Securities and Exchange Commission (the “SEC”), and forward-looking statements contained herein or in other public statements of the Company or its senior management should be considered in light of those factors. Such factors may include adverse developments in the financial services industry; loan losses may be greater than anticipated; our ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations; the increased lending risks associated with commercial real estate lending; potential weakness in the residential real estate market; liquidity risks; the impact of national and local market conditions on the Company’s business and operations; the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas; the effects of significant changes to the structure and operations of the federal government; strong competition in the banking industry; the impact of changes in interest rates and monetary policy on the Company’s performance and financial condition; the effects of fiscal challenges facing the U.S. government or any potential government shutdown; effects of changes in the policies of monetary authorities and other government action; the impact of technological changes in the banking and financial service industries and potential information system failures; cybersecurity and data privacy threats; the risks and challenges presented by the development and use of artificial intelligence (“AI”); risks of dependence on outside third parties for the processing and handling of our records and data; the costs of complying with extensive governmental regulation; the risk that internal controls and procedures might fail or be circumvented; the impact of changing accounting standards and tax laws on the Company’s financial results; the potential impact of climate change and related legislative and regulatory initiatives; the possibility that acquisitions may not produce anticipated results and result in unforeseen integration difficulties; the volatility of our stock price and our dependence on the soundness of other financial institutions; and other risk factors described from time to time in the Company’s public filings, including, but not limited to, the Company’s most recent Annual Report on Form 10-K. Relative to the Company’s dividend policy, the payment of cash dividends is subject to the discretion of the Board of Directors and will be determined in light of then-current conditions, including the Company’s earnings, leverage, operations, financial conditions, capital requirements and other factors deemed relevant by the Board of Directors. In the future, the Board of Directors may change the Company’s dividend policy, including the frequency or amount of any dividend, in light of then-existing conditions.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash and due from banks	$9,742	$9,401
Interest-bearing deposits in banks	56,844	64,146
Total cash and cash equivalents	66,586	73,547
Federal funds sold and securities purchased under reverse repurchase agreements	18,850	4,850
Investment securities available-for-sale, at fair value (amortized cost $183,160 and $169,037; net of allowance for credit losses of $- and $-)	181,109	168,075
Investment securities held-to-maturity, at amortized cost, net of allowance for credit losses of $- and $-, (fair value 2026 - $419, 2025 - $449)	436	465
Federal Home Loan Bank stock, at cost	829	791
Loans and leases held for investment	843,697	853,018
Less: allowance for credit losses on loans and leases	10,536	10,704
Net loans and leases held for investment	833,161	842,314
Premises and equipment, net of accumulated depreciation	26,262	26,284
Cash surrender value of bank-owned life insurance	17,466	17,378
Accrued interest receivable	3,963	3,916
Goodwill and core deposit intangible, net	7,435	7,435
Other real estate owned	215	256
Other assets	8,924	9,474
Total assets	$1,165,236	$1,154,785
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$149,079	$153,809
Interest-bearing	889,770	874,153
Total deposits	1,038,849	1,027,962
Accrued interest expense	2,780	2,526
Other liabilities	8,010	7,704
Long-term borrowings	10,963	10,945
Total liabilities	1,060,602	1,049,137
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 8,007,006 and 7,947,303 shares issued, respectively; 5,604,123 and 5,699,696 shares outstanding, respectively	80	79
Additional paid-in capital	16,242	16,005
Accumulated other comprehensive loss, net of tax	(1,263)	(780)
Retained earnings	122,799	121,249
Less treasury stock: 2,402,883 and 2,247,607 shares at cost, respectively	(33,224)	(30,905)
Total shareholders’ equity	104,634	105,648
Total liabilities and shareholders’ equity	$1,165,236	$1,154,785

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2026	2025
	(Unaudited)
Interest income:
Interest and fees on loans	$12,491	$12,241
Interest on investment securities	1,687	1,412
Interest on deposits in banks	598	288
Other	164	77
Total interest income	14,940	14,018
Interest expense:
Interest on deposits	5,610	4,869
Interest on borrowings	115	252
Total interest expense	5,725	5,121
Net interest income	9,215	8,897
Provision for credit losses	254	528
Net interest income after provision for credit losses	8,961	8,369
Non-interest income:
Service and other charges on deposit accounts	283	288
Lease income	269	284
Other income, net	288	303
Total non-interest income	840	875
Non-interest expense:
Salaries and employee benefits	3,814	3,736
Net occupancy and equipment	971	875
Computer services	337	412
Insurance expense and assessments	415	384
Fees for professional services	328	215
Other expense	1,476	1,296
Total non-interest expense	7,341	6,918
Income before income taxes	2,460	2,326
Provision for income taxes	515	554
Net income	$1,945	$1,772
Basic net income per share	$0.34	$0.30
Diluted net income per share	$0.33	$0.29
Dividends per share	$0.07	$0.07

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2026	2025
	(Unaudited)
Net income	$1,945	$1,772
Other comprehensive (loss) income:
Unrealized (losses) holding gains on securities available-for-sale arising during period, net of tax (benefit) expense of ($272) and $671, respectively	(817)	2,011
Unrealized holding gains (losses) arising during the period on effective cash flow hedge derivatives, net of tax expense (benefit) of $122 and ($103), respectively	370	(305)
Reclassification adjustments on cash flow hedge derivatives realized in net income, net of tax benefit of $12 and $12, respectively	(36)	(36)
Other comprehensive (loss) income	(483)	1,670
Total comprehensive income	$1,462	$3,442

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the three months ended March 31, 2026 and 2025 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, December 31, 2024	5,696,171	$78	$15,540	$(4,344)	$116,865	$(29,515)	$98,624
Net income	—	—	—	—	1,772	—	1,772
Net change in fair value of securities available-for-sale, net of tax	—	—	—	2,011	—	—	2,011
Net change in fair value of derivative instruments, net of tax	—	—	—	(341)	—	—	(341)
Dividends declared: $0.07 per share	—	—	—	—	(401)	—	(401)
Reissuance of treasury stock as compensation	31,550	—	(434)	—	—	434	—
Impact of stock-based compensation plans, net	51,565	1	202	—	—	(102)	101
Impact of common stock share repurchases	(40,000)	—	—	—	—	(535)	(535)
Balance, March 31, 2025	5,739,286	$79	$15,308	$(2,674)	$118,236	$(29,718)	$101,231

Balance, December 31, 2025	5,699,696	$79	$16,005	$(780)	$121,249	$(30,905)	$105,648
Net income	—	—	—	—	1,945	—	1,945
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(817)	—	—	(817)
Net change in fair value of derivative instruments, net of tax	—	—	—	334	—	—	334
Dividends declared: $0.07 per share	—	—	—	—	(395)	—	(395)
Impact of stock-based compensation plans, net	50,927	1	237	—	—	(118)	120
Impact of common stock share repurchases	(146,500)					(2,201)	(2,201)
Balance, March 31, 2026	5,604,123	$80	$16,242	$(1,263)	$122,799	$(33,224)	$104,634

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net income	$1,945	$1,772
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	457	419
Provision for credit losses	254	528
Deferred income tax expense	336	548
Reclassification of unrealized gains on terminated derivative contracts	(48)	(48)
Stock-based compensation expense	189	172
Net accretion of securities	(271)	(154)
Amortization of intangible assets	—	19
Net loss (gain) on premises and equipment and other real estate	50	(5)
Changes in assets and liabilities:
Increase in cash surrender value of bank owned life insurance	(88)	(89)
Increase in accrued interest receivable	(47)	(175)
Decrease (increase) in other assets	677	(73)
Increase (decrease) in accrued interest expense	254	(53)
Increase (decrease) in other liabilities	395	(1,106)
Net cash provided by operating activities	4,103	1,755
Cash flows from investing activities:
Net (increase) decrease in federal funds sold and securities purchased under reverse repurchase agreements	(14,000)	276
Purchases of investment securities, available-for-sale	(20,468)	—
Proceeds from maturities and prepayments of investment securities, available-for-sale	6,616	9,410
Proceeds from maturities and prepayments of investment securities, held-to-maturity	29	50
Net increase in Federal Home Loan Bank stock	(38)	(722)
Net decrease (increase) in loans and leases held for investment	8,810	(25,690)
Proceeds from the sale of premises and equipment, other real estate and repossessions	239	428
Purchases of premises and equipment	(474)	(70)
Net cash used in investing activities	(19,286)	(16,318)
Cash flows from financing activities:
Net increase (decrease) in deposits	10,887	(10,605)
Net increase in short-term borrowings	—	35,000
Net share-based compensation transactions	(69)	(71)
Repurchases of common stock	(2,201)	(535)
Dividends paid	(395)	(401)
Net cash provided by financing activities	8,222	23,388
Net (decrease) increase in cash and cash equivalents	(6,961)	8,825
Cash and cash equivalents, beginning of period	73,547	47,216
Cash and cash equivalents, end of period	$66,586	$56,041
Supplemental disclosures:
Cash paid for:
Interest	$5,471	$5,174
Income taxes	893	418
Non-cash transactions:
Assets acquired in settlement of loans	18	194
Reissuance of treasury stock as compensation	—	434

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

The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2026. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2025 (the "Company's 2025 Form 10-K").

2.
BASIS OF PRESENTATION

Reclassification

Certain amounts in the prior period consolidated financial statements and the notes to the prior period consolidated financial statements have been reclassified to conform to the 2026 presentation. These reclassifications had no effect on the Company’s results of operations, financial position or net cash flow.

Summary of Significant Accounting Policies

Certain significant accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s 2025 Form 10-K.

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

The following table reflects the weighted average shares used to calculate basic and diluted net income per share for the periods presented.

	Three Months Ended
	March 31,
	2026	2025
Weighted average shares outstanding	5,657,375	5,716,790
Weighted average director stock equivalent shares	77,233	100,668
Basic shares	5,734,608	5,817,458
Dilutive shares	145,600	242,000
Diluted shares	5,880,208	6,059,458

	Three Months Ended
	March 31,
	2026	2025
	(Dollars in Thousands, Except Per Share Data)
Net income	$1,945	$1,772
Basic net income per share	$0.34	$0.30
Diluted net income per share	$0.33	$0.29

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

Accounting Standards Recently Adopted

The following table provides a description of accounting standards recently adopted as of March 31, 2026.

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

		Quarterly financial statements as of and for the quarter ending March 31, 2026. Annual financial statements as of and for the year ending December 31, 2026. Early adoption is permitted.	The adoption of this guidance did not have a material impact.

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

		Quarterly financial statements as of and for the quarter ending March 31, 2027. Annual financial statements as of and for the year ending December 31, 2027. Early adoption is permitted.	The adoption of this guidance did not have a material impact.

Accounting Standards Not Yet Adopted

The following table provides a description of recent accounting standards that have not yet been adopted as of March 31, 2026.

Standard	Description	Required Date of Adoption	Effect on Financial Statements or other significant matters
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

3.
INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of March 31, 2026 and December 31, 2025 were as follows:

	Available-for-Sale
	March 31, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$118,768	$1,083	$(1,709)	$118,142
Commercial	8,551	46	(157)	8,440
Obligations of U.S. government-sponsored agencies	16,410	166	(372)	16,204
Obligations of states and political subdivisions	1,690	46	(1)	1,735
Corporate notes	17,766	77	(732)	17,111
U.S. Treasury securities	19,975	—	(498)	19,477
Total	$183,160	$1,418	$(3,469)	$181,109

	Held-to-Maturity
	March 31, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$143	$—	$(4)	$139
Obligations of U.S. government-sponsored agencies	293	—	(13)	280
Obligations of states and political subdivisions	—	—	—	—
Total	$436	$—	$(17)	$419

	Available-for-Sale
	December 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$105,403	$1,783	$(1,408)	$105,778
Commercial	7,568	84	(69)	7,583
Obligations of U.S. government-sponsored agencies	16,620	190	(306)	16,504
Obligations of states and political subdivisions	1,690	63	(3)	1,750
Corporate notes	17,764	110	(848)	17,026
U.S. Treasury securities	19,992	—	(558)	19,434
Total	$169,037	$2,230	$(3,192)	$168,075

	Held-to-Maturity
	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$163	$—	$(4)	$159
Obligations of U.S. government-sponsored agencies	302	—	(12)	290
Obligations of states and political subdivisions	—	—	—	—
Total	$465	$—	$(16)	$449

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of March 31, 2026 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$10,451	$10,379	$—	$—
Maturing after one to five years	15,727	15,343	147	144
Maturing after five to ten years	69,618	67,629	222	210
Maturing after ten years	87,364	87,758	67	65
Total	$183,160	$181,109	$436	$419

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following tables reflect fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2026 and December 31, 2025.

	Available-for-Sale
	March 31, 2026
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$44,908	$(475)	$20,787	$(1,234)
Commercial	2,223	(93)	2,256	(64)
Obligations of U.S. government-sponsored agencies	6,404	(32)	4,716	(340)
Obligations of states and political subdivisions	—	—	300	(1)
Corporate notes	—	—	15,033	(732)
U.S. Treasury securities	—	—	19,477	(498)
Total	$53,535	$(600)	$62,569	$(2,869)

	Held-to-Maturity
	March 31, 2026
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$139	$(4)
Obligations of U.S. government-sponsored agencies	—	—	280	(13)
Obligations of states and political subdivisions	—	—	—	—
Total	$—	$—	$419	$(17)

	Available-for-Sale
	December 31, 2025
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$24,202	$(187)	$22,392	$(1,221)
Commercial	—	—	3,287	(69)
Obligations of U.S. government-sponsored agencies	—	—	4,751	(306)
Obligations of states and political subdivisions	—	—	298	(3)
Corporate notes	—	—	14,915	(848)
U.S. Treasury securities	—	—	19,434	(558)
Total	$24,202	$(187)	$65,077	$(3,005)

	Held-to-Maturity
	December 31, 2025
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$159	$(4)
Obligations of U.S. government-sponsored agencies	—	—	290	(12)
Obligations of states and political subdivisions	—	—	—	—
Total	$—	$—	$449	$(16)

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

As of March 31, 2026, 80 available-for-sale debt securities had been in a loss position for more than 12 months, and 17 available-for-sale debt securities had been in a loss position for less than 12 months. As of December 31, 2025, 82 available-for-sale debt securities had been in a loss position for more than 12 months, and five available-for-sale debt securities had been in a loss position for less than 12 months. As of March 31, 2026, the Company had the current intent and ability to retain its investments for a period of time that management believes to be sufficient to allow for any anticipated recovery of fair value. As of March 31, 2026 and December 31, 2025, the losses for all available-for-sale securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Accordingly, no allowance for credit losses ("ACL") was considered necessary related to available-for-sale securities as of March 31, 2026 or December 31, 2025. Accrued interest receivable is excluded from the estimate of credit losses for available-for-sale securities. As of both March 31, 2026 and December 31, 2025, accrued interest receivable totaled $0.8 million with no related ACL and was reported in the accrued interest line on the accompanying interim condensed consolidated balance sheets.

Held-to-Maturity Credit Considerations

Each quarter, management evaluates the held-to-maturity investment portfolio on a collective basis by major security type to determine whether an ACL is needed. Qualitative factors are used in the Company’s credit loss assessments, including current and forecasted economic conditions, the characteristics of the debt issuer, and the historic ability of the issuer to make contractual principal and interest payments. Specifically, with regard to mortgage-backed securities or obligations of U.S. government sponsored agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are either backed by the full faith and credit of the U.S. government or the agency. With regard to obligations of states and political subdivisions, management considers issuer bond ratings, historical loss rates for given bond ratings, and whether the issuers continue to make timely principal and interest payments under contractual terms of the securities. Based on these evaluations, no ACL was recorded by the Company for the held-to-maturity investment portfolio as of March 31, 2026 or December 31, 2025. As of March 31, 2026 and December 31, 2025, accrued interest receivable totaled $2.6 thousand and $1.4 thousand, respectively, with no related ACL and was reported in the accrued interest line on the accompanying interim condensed consolidated balance sheets.

Pledged Securities

Investment securities with a carrying value of $66.1 million and $58.5 million as of March 31, 2026 and December 31, 2025, respectively, were pledged to secure public deposits and for other purposes.

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

As of March 31, 2026 and December 31, 2025, the composition of the loan portfolio by portfolio segment was as follows:

	March 31, 2026	December 31, 2025
Real estate loans:
Construction, land development and other land loans	$27,236	$32,618
Secured by 1-4 family residential properties	65,460	66,996
Secured by multi-family residential properties	124,826	117,769
Secured by non-residential commercial real estate	189,408	200,699
Commercial and industrial loans and leases ("C&I") (1)	46,665	48,360
Consumer loans:
Direct	4,362	4,844
Indirect	385,740	381,732
Total loans	843,697	853,018
Less: Allowance for credit losses on loans and leases	10,536	10,704
Net loans (2)	$833,161	$842,314

(1)
Includes equipment financing leases, which totaled $12.1 million as of March 31, 2026 and $12.6 million as of December 31, 2025.
(2)
Loans are presented net of unearned income and unamortized deferred fees and costs of $0.5 million and $0.6 million as of March 31, 2026 and December 31, 2025, respectively. Loans are also presented net of unamortized premiums associated with indirect loans of $15.8 million and $15.6 million as of March 31, 2026 and December 31, 2025, respectively.

Accrued interest receivable is not included in the amortized cost basis of the Company's loans held for investment ("LHFI"). As of both March 31, 2026 and December 31, 2025, accrued interest receivable for LHFI totaled $3.1 million with no related ACL and was reported in the accrued interest line on the accompanying consolidated balance sheets.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 48.2% and 49.0% of the portfolio was concentrated in loans secured by real estate as of March 31, 2026 and December 31, 2025, respectively.

Loans with a carrying value of $83.1 million and $84.4 million were pledged as collateral to secure Federal Home Loan Bank (“FHLB”) borrowings as of March 31, 2026 and December 31, 2025, respectively. In addition, loans with a carrying value of $359.1 million and $361.6 million were pledged to secure borrowings with the Federal Reserve Bank ("FRB") as of March 31, 2026 and December 31, 2025, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments were $17.4 million and $22.9 million as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, there were no new loans to related parties, and repayments of $5.5 million made by related parties. During the year ended December 31, 2025, there were new loans of $11.5 million to related parties, and no repayments made by related parties.

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

Summary of Allowances for Credit Losses

The following tables present changes in the ACL on loans and leases, as well as unfunded lending commitments, during the three months ended March 31, 2026 and 2025:

	As of and for the Three Months Ended March 31, 2026
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Residential Commercial Real estate	Commercial and Industrial	Direct Consumer	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses on loans and leases:
Beginning balance	$222	$371	$666	$1,420	$399	$50	$7,576	$10,704
Charge-offs	—	—	—	(48)	—	(1)	(590)	(639)
Recoveries	—	5	—	—	10	32	99	146
Provision for (recovery of) credit losses on loans and leases	(89)	(31)	(7)	(66)	(65)	(60)	643	325
Allowance for credit losses on loans and leases	$133	$345	$659	$1,306	$344	$21	$7,728	$10,536

Allowance for credit losses on unfunded lending commitments:
Beginning balance	$254	$1	$46	$64	$38	$2	$—	$405
Provision for (recovery of) credit losses on unfunded lending commitments	(23)	(1)	—	(48)	1	—	—	(71)
Allowance for credit losses on unfunded lending commitments	$231	$—	$46	$16	$39	$2	$—	$334

	As of and for the Three Months Ended March 31, 2025
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Residential Commercial Real estate	Commercial and Industrial	Direct Consumer	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses on loans and leases:
Beginning balance	$352	$406	$546	$1,428	$1,531	$49	$5,872	$10,184
Charge-offs	—	—	—	—	—	—	(422)	(422)
Recoveries	—	6	—	—	16	57	74	153
Provision for (recovery of) credit losses on loans and leases	(73)	(57)	(17)	(157)	(20)	(59)	873	490
Allowance for credit losses on loans and leases	$279	$355	$529	$1,271	$1,527	$47	$6,397	$10,405

Allowance for credit losses on unfunded lending commitments:
Beginning balance	$280	$1	$43	$16	$34	$2	$—	$376
Provision for (recovery of) credit losses on unfunded lending commitments	50	—	(1)	(9)	—	(2)	—	38
Allowance for credit losses on unfunded lending commitments	$330	$1	$42	$7	$34	$—	$—	$414

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

The tables below illustrate the carrying amount of loans and leases by credit quality indicator and year of origination as of March 31, 2026, as well as gross charge-offs for the three months ended March 31, 2026.

		March 31, 2026
		Loans at Amortized Cost Basis by Origination Year
		2026	2025	2024	2023	2022	Prior	Total
		(Dollars in Thousands)
Commercial:

Construction, land development and other land loans	Pass	$228	$5,361	$19,282	$45	$—	$143	$25,059
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	2,177	—	—	2,177
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$228	$5,361	$19,282	$2,222	$—	$143	$27,236

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by multi-family residential properties	Pass	$9,993	$1,238	$199	$16,913	$59,665	$36,818	$124,826
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$9,993	$1,238	$199	$16,913	$59,665	$36,818	$124,826

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by non-residential commercial real estate	Pass	$2,253	$4,492	$24,700	$16,111	$10,515	$126,900	$184,971
	Special Mention	—	—	—	532	2,829	321	3,682
	Substandard	—	—	—	—	—	755	755
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$2,253	$4,492	$24,700	$16,643	$13,344	$127,976	$189,408

	Current period gross charge-offs	$—	$—	$—	$—	$—	$48	$48

Commercial and industrial loans and leases	Pass	$1,831	$13,540	$12,455	$4,144	$1,956	$12,167	$46,093
	Special Mention	—	428	—	—	—	—	428
	Substandard	—	—	—	—	28	116	144
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$1,831	$13,968	$12,455	$4,144	$1,984	$12,283	$46,665

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Total commercial	Pass	$14,305	$24,631	$56,636	$37,213	$72,136	$176,028	$380,949
	Special Mention	—	428	—	532	2,829	321	4,110
	Substandard	—	—	—	2,177	28	871	3,076
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
		$14,305	$25,059	$56,636	$39,922	$74,993	$177,220	$388,135

	Current period gross charge-offs	$—	$—	$—	$—	$—	$48	$48

		March 31, 2026
		Loans at Amortized Cost Basis by Origination Year
		2026	2025	2024	2023	2022	Prior	Total
		(Dollars in Thousands)
Consumer:

Secured by 1-4 family residential properties	Performing	$895	$6,112	$4,472	$2,643	$16,859	$33,932	$64,913
	Non-performing	—	—	—	—	—	547	547
	Subtotal	$895	$6,112	$4,472	$2,643	$16,859	$34,479	$65,460

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Direct	Performing	$434	$2,423	$859	$299	$103	$244	$4,362
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$434	$2,423	$859	$299	$103	$244	$4,362

	Current period gross charge-offs	$—	$—	$—	$—	$—	$1	$1

Indirect	Performing	$25,446	$127,540	$42,440	$53,583	$57,207	$78,823	$385,039
	Non-performing	—	—	—	195	7	499	701
	Subtotal	$25,446	$127,540	$42,440	$53,778	$57,214	$79,322	$385,740

	Current period gross charge-offs	$—	$41	$117	$24	$142	$266	$590

Total consumer	Performing	$26,775	$136,075	$47,771	$56,525	$74,169	$112,999	$454,314
	Non-performing	—	—	—	195	7	1,046	1,248
		$26,775	$136,075	$47,771	$56,720	$74,176	$114,045	$455,562

	Current period gross charge-offs	$—	$41	$117	$24	$142	$267	$591

The tables below illustrate the carrying amount of loans and leases by credit quality indicator and year of origination as of December 31, 2025, as well as gross charge-offs for the year ended December 31, 2025.

		December 31, 2025
		Loans at Amortized Cost Basis by Origination Year
		2025	2024	2023	2022	2021	Prior	Total
		(Dollars in Thousands)
Commercial:

Construction, land development and other land loans	Pass	$3,255	$14,459	$5,678	$—	$4	$145	$23,541
	Special Mention	—	6,821	—	—	18	—	6,839
	Substandard	—	—	2,238	—	—	—	2,238
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$3,255	$21,280	$7,916	$—	$22	$145	$32,618

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by multi-family residential properties	Pass	$1,243	$200	$10,351	$68,835	$13,600	$23,540	$117,769
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$1,243	$200	$10,351	$68,835	$13,600	$23,540	$117,769

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by non-residential commercial real estate	Pass	$4,495	$24,887	$16,179	$21,485	$34,071	$95,071	$196,188
	Special Mention	—	—	536	2,839	—	324	3,699
	Substandard	—	—	—	—	449	363	812
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$4,495	$24,887	$16,715	$24,324	$34,520	$95,758	$200,699

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans	Pass	$14,634	$13,960	$4,396	$2,403	$3,510	$9,310	$48,213
	Special Mention	—	—	—	17	36	—	53
	Substandard	—	—	—	—	—	94	94
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$14,634	$13,960	$4,396	$2,420	$3,546	$9,404	$48,360

	Current period gross charge-offs	$—	$—	$2,215	$—	$—	$—	$2,215

Total commercial	Pass	$23,627	$53,506	$36,604	$92,723	$51,185	$128,066	$385,711
	Special Mention	—	6,821	536	2,856	54	324	10,591
	Substandard	—	—	2,238	—	449	457	3,144
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
		$23,627	$60,327	$39,378	$95,579	$51,688	$128,847	$399,446

	Current period gross charge-offs	$—	$—	$2,215	$—	$—	$—	$2,215

		December 31, 2025
		Loans at Amortized Cost Basis by Origination Year
		2025	2024	2023	2022	2021	Prior	Total
		(Dollars in Thousands)
Consumer:

Secured by 1-4 family residential properties	Performing	$6,018	$4,584	$2,654	$17,339	$13,902	$21,941	$66,438
	Non-performing	—	—	—	—	—	558	558
	Subtotal	$6,018	$4,584	$2,654	$17,339	$13,902	$22,499	$66,996

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Direct consumer	Performing	$2,902	$1,073	$426	$142	$173	$128	$4,844
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$2,902	$1,073	$426	$142	$173	$128	$4,844

	Current period gross charge-offs	$—	$4	$—	$5	$—	$—	$9

Indirect consumer	Performing	$134,498	$45,268	$57,633	$60,092	$44,463	$39,347	$381,301
	Non-performing	—	—	—	43	85	303	431
	Subtotal	$134,498	$45,268	$57,633	$60,135	$44,548	$39,650	$381,732

	Current period gross charge-offs	$20	$151	$278	$512	$353	$578	$1,892

Total consumer:	Performing	$143,418	$50,925	$60,713	$77,573	$58,538	$61,416	$452,583
	Non-performing	—	—	—	43	85	861	989
		$143,418	$50,925	$60,713	$77,616	$58,623	$62,277	$453,572

	Current period gross charge-offs	$20	$155	$278	$517	$353	$578	$1,901

The following table provides an aging analysis of past due loans by class as of March 31, 2026:

	As of March 31, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$27,236	$27,236	$—
Secured by 1-4 family residential properties	3	—	373	376	65,084	65,460	—
Secured by multi-family residential properties	—	—	—	—	124,826	124,826	—
Secured by non-residential commercial real estate	—	—	315	315	189,093	189,408	—
Commercial and industrial loans	—	—	17	17	46,648	46,665	—
Consumer loans:				—
Direct	—	—	—	—	4,362	4,362	—
Indirect	1,247	164	687	2,098	383,642	385,740	—
Total	$1,250	$164	$1,392	$2,806	$840,891	$843,697	$—
As a percentage of total loans	0.15%	0.02%	0.16%	0.33%	99.67%	100.00%

The following table provides an aging analysis of past due loans by class as of December 31, 2025:

	As of December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$32,618	$32,618	$—
Secured by 1-4 family residential properties	41	—	374	415	66,581	66,996	—
Secured by multi-family residential properties	—	—	—	—	117,769	117,769	—
Secured by non-residential commercial real estate	—	—	363	363	200,336	200,699	—
Commercial and industrial loans	44	—	—	44	48,316	48,360	—
Consumer loans:
Direct	—	2	—	2	4,842	4,844	—
Indirect	1,244	294	412	1,950	379,782	381,732	—
Total	$1,329	$296	$1,149	$2,774	$850,244	$853,018	$—
As a percentage of total loans	0.16%	0.03%	0.14%	0.33%	99.67%	100.00%

The tables below present the amortized cost of loans on nonaccrual status and loans past due 90 days or more and still accruing interest as of March 31, 2026 and December 31, 2025. Also presented is the balance of loans on nonaccrual status at March 31, 2026 and December 31, 2025 for which there was no related ACL recorded.

	Loans on Non-Accrual Status
	March 31, 2026
	(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	547	370	—
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	315	—	—
Commercial and industrial loans	66	—	—
Consumer loans:			—
Direct	—	—	—
Indirect	701	—	—
Total loans	$1,629	$370	$—

	Loans on Non-Accrual Status
	December 31, 2025
	(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	558	370	—
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	363	—	—
Commercial and industrial loans	—	—	—
Consumer loans:
Direct	21	—	—
Indirect	431	—	—
Total loans	$1,373	$370	$—

The following tables present the amortized cost basis of collateral dependent loans as of March 31, 2026 and December 31, 2025, which loans are individually evaluated to determine credit losses:

	March 31, 2026
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$2,177	$—	$2,177
Secured by 1-4 family residential properties	382	—	382
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	315	—	315
Commercial and industrial	—	37	37
Direct consumer	—	—	—
Total loans individually evaluated	$2,874	$37	$2,911

	December 31, 2025
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$2,238	$—	$2,238
Secured by 1-4 family residential properties	385	—	385
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	363	—	363
Commercial and industrial	—	38	38
Direct consumer	—	—	—
Total loans individually evaluated	$2,986	$38	$3,024

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

During the three months ended March 31, 2026 and the year ended December 31, 2025, the Company did not modify any loans to borrowers experiencing financial difficulty, and there were no payment defaults on loans that were modified in the previous twelve months.

5.
OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
	(Dollars in Thousands)
Beginning balance	$256	$1,509
Additions (1)	—	—
Sales proceeds	—	(186)
Gross gains	—	35
Gross losses	—	—
Net gains	—	35
Impairment	(41)	(30)
Ending balance	$215	$1,328

(1)
Additions to other real estate owned (“OREO”) may include transfers from loans, transfers from closed branches, and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was zero as of both March 31, 2026 and 2025. In addition, the Company held $0.4 million in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of March 31, 2026. The Company did not hold any consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of March 31, 2025.

Repossessed Assets

The Company also acquires assets through the repossession of the underlying collateral of loans in default. As of March 31, 2026 and 2025, total repossessed assets were $0.4 million and $0.2 million, respectively. Repossessed assets are included in other assets in the Company's consolidated balance sheets.

6.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill totaled $7.4 million as of both March 31, 2026 and December 31, 2025. Goodwill is tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the fair value of goodwill is lower than its carrying amount, goodwill must be written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2026 or the year ended December 31, 2025.

The Company had no other intangible assets as of March 31, 2026 or December 31, 2025. During 2025, the Company completed the amortization of previously recognized core deposit premiums. Core deposit premiums were amortized over a seven-year period and were periodically evaluated, at least annually, as to the recoverability of their carrying value. No write-downs of core deposit premiums were recorded by the Company during the year ended December 31, 2025.

7.
BORROWINGS

Short-Term Borrowings

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, and short-term FHLB advances with original maturities of one year or less.

•
Federal funds purchased, which represent unsecured lines of credit that generally mature within one to 90 days, are available to the Bank through arrangements with correspondent banks and the FRB. As of both March 31, 2026 and December 31, 2025, there were no federal funds purchased outstanding.
•
Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. There were no securities sold under repurchase agreements as of both March 31, 2026 and December 31, 2025.
•
Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of both March 31, 2026 and December 31, 2025, the Bank had no outstanding FHLB advances with original maturities of less than one year.

Long-Term Borrowings

FHLB Advances

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both March 31, 2026 and December 31, 2025, the Company did not have any long-term FHLB advances outstanding.

Subordinated Debt

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031 (the “Notes”). The Notes bear interest at a rate of 3.50% per annum for the first five years, after which the interest rate will be reset quarterly to a benchmark interest rate per annum which, subject to certain conditions provided in the Notes, will be equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 275 basis points. The Company used the net proceeds of the Notes for general corporate purposes, which included repurchasing of the Company’s common stock, and supporting organic growth plans, including the maintenance of the Bank's capital ratios. Net of unamortized debt issuance costs, the Notes were recorded as long-term borrowings totaling $11.0 million and $10.9 million as of March 31, 2026 and December 31, 2025, respectively. The table below provides additional information related to the Notes as of and for the three months ended March 31, 2026 and 2025.

	March 31,	March 31,
	2026	2025
	(Dollars in Thousands)
Balance at period-end	$10,963	$10,890
Average balance during the period	$10,957	$10,884
Maximum month-end balance during the period	$10,963	$10,890
Average rate paid during the period, including amortization of debt issuance costs	4.20%	4.20%
Weighted average remaining maturity (in years)	5.50	6.50

Available Credit

As an additional funding source, the Company has available unused lines of credit with correspondent banks, the FRB and the FHLB. Certain of these funding sources are subject to underlying collateral. As of March 31, 2026 and December 31, 2025, the Company’s available unused lines of credit consisted of the following:

Available Unused Lines of Credit	Collateral Requirements	March 31, 2026	December 31, 2025
Correspondent banks	None	$48.0 million	$48.0 million
FHLB advances (1)	Subject to collateral	$326.5 million	$324.1 million
FRB (2)	Subject to collateral	$212.1 million	$210.9 million

(1)
These amounts represent the total remaining credit the Company has from the FHLB, but this credit can only be utilized to the extent that underlying collateral exists. The total lendable collateral value of assets pledged (including loans and investment securities) associated with FHLB advances and letters of credit totaled $50.2 million and $50.5 million as of March 31, 2026 and December 31, 2025, respectively. The Company’s collateral exposure with the FHLB in the form of advances and letters of credit was $20.0 million as of both March 31, 2026 and December 31, 2025, leaving an excess of collateral of $30.2 million and $30.5 million available to utilize for additional credit as of the respective dates. The Company also has the ability to pledge additional assets to increase the availability of borrowings.

(2)
The Company has access to the FRB's discount window, which allows borrowing on pledged collateral that includes eligible investment securities and loans under 90-day terms. The amounts shown in the table represent the Company's unused borrowing capacity as of the applicable date based on collateral pledged to the FRB's discount window.
8.
INCOME TAXES

The provision for income taxes was $0.5 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate was 20.9% and 23.8%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $2.7 million and $2.8 million as of March 31, 2026 and December 31, 2025, respectively. The net deferred tax asset, which is included on the interim condensed consolidated balance sheets in other assets, is impacted by changes in the fair value of securities available-for-sale and cash flow hedges, changes in net operating loss carryforwards, changes in the allowance for credit losses, and other book-to-tax temporary differences.

9.
DEFERRED COMPENSATION PLANS

Supplemental Retirement Benefits

The Company has entered into supplemental retirement compensation benefits agreements with certain non-employee directors and former executive officers. These agreements are structured as nonqualified retirement plans for federal income tax purposes. The Company’s obligation under these agreements is accrued as deferred compensation in accordance with the terms of the individual contracts over the required service period to the date the employee is eligible to receive benefits. The Company’s deferred compensation obligation under these agreements totaled $2.3 million and $2.4 million as of March 31, 2026 and December 31, 2025, respectively.

Non-Employee Directors' Deferred Compensation Plan

Non-employee directors may elect to defer payment of all or any portion of their director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock, as applicable. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of March 31, 2026 and December 31, 2025, a total of 78,479 and 76,817 shares of Bancshares common stock, respectively, were being held as stock equivalents in connection with the Deferral Plan. All deferred fees and shares of Bancshares common stock are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity as additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

10.
STOCK AWARDS

In 2013, Bancshares’ shareholders authorized the Company to provide share-based compensation awards to eligible employees, directors and consultants of the Company and its affiliates pursuant to the 2013 Incentive Plan. Available award types included stock options, stock appreciation rights, restricted stock and restricted stock units, and performance share awards. The 2013 Incentive Plan, as amended in 2019, expired in March 2023. In April 2023, Bancshares’ shareholders approved the 2023 Incentive Plan, which authorizes the Compensation Committee of the Board of Directors to grant substantially the same types of share-based awards to eligible employees, directors and consultants. Collectively, the 2013 Incentive Plan and the 2023 Incentive Plan are herein referred to as the Company’s “Incentive Plan.” In accordance with the Incentive Plan, shares of common stock available for issuance pursuant to the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Since the origination of the Incentive Plan, through March 31, 2026, only stock options and restricted stock have been granted. Stock-based compensation expense related to stock awards totaled $0.2 million and for the both three months ended March 31, 2026 and 2025.

Stock Options

Stock options have been granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms. The Company recognizes the cost of services received in exchange for stock option awards based on the grant date fair value of the award, with compensation expense recognized on a straight-line basis over the award’s vesting period. The fair value of outstanding awards was determined using the Black-Scholes option pricing model. The Company did not grant any stock options during the three months ended March 31, 2026 or 2025.

The following table summarizes the Company’s stock option activity for the periods presented.

	Three Months Ended
	March 31, 2026		March 31, 2025
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Options:
Outstanding, beginning of period	181,200	$11.29	268,250	$10.62
Granted	—	—	—	—
Exercised	27,800	8.70	20,750	8.30
Expired	7,800	8.30	5,500	8.23
Forfeited	—	—	—	—
Options outstanding, end of period	145,600	$11.86	242,000	$10.88
Options exercisable, end of period	145,600	$11.86	242,000	$10.88

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was $0.5 million and $0.6 million as of March 31, 2026 and 2025, respectively.

Restricted Stock

During the three months ended March 31, 2026 and 2025, 46,365 shares and 49,400 shares, respectively, of restricted stock were granted. Restricted stock awards granted to employees had a three-year vesting period, while awards granted to non-employee directors had a one-year vesting period. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

The following table summarizes the Company's restricted stock award activity for the periods presented.

	Three Months Ended
	March 31, 2026		March 31, 2025
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted stock awards:
Unvested shares, beginning of period	97,497	$11.98	92,599	$10.29
Granted	46,365	15.64	49,400	13.15
Released from restriction	48,126	11.60	50,075	10.37
Forfeited	1,668	13.80	—	—
Unvested shares, end of period	94,068	$13.95	91,924	$11.78

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

The following table provides a summary of the components of lease income and expense, as well as the reporting location in the interim condensed consolidated statements of operations, for the three months ended March 31, 2026 and 2025:

	Location in the Condensed	Three Months Ended
	Consolidated Statements of Operations	March 31, 2026	March 31, 2025
		(Dollars in Thousands)
Operating lease income (1)	Lease income	$269	$284
Operating lease expense (2)	Net occupancy and equipment	$123	$109

(1)
Operating lease income includes rental income from owned properties.
(2)
Includes short-term lease costs. For the three months ended March 31, 2026 and 2025, short-term lease costs were nominal in amount.

The following table provides supplemental lease information for operating leases on the interim condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	Location in the Condensed
	Consolidated Balance Sheets	March 31, 2026	December 31, 2025
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$1,494	$1,581
Operating lease liabilities	Other liabilities	$1,558	$1,643
Weighted-average remaining lease term (in years)		4.98	5.23
Weighted-average discount rate		4.31%	4.31%

The following table provides supplemental lease information for the interim condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$104	$103

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of March 31, 2026:

Minimum Rental Payments
(Dollars in Thousands)
2026	$315
2027	308
2028	269
2029	183
2030	187
2031 and thereafter	559
Total future minimum lease payments	$1,821
Less: Imputed interest	263
Total operating lease liabilities	$1,558

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

Cash Flow Hedges

During the fourth quarter of 2025, the Company purchased two interest rate cap contracts with the objective of protecting the Company against variability in expected future cash flows attributed to changes in the designated interest rate (USD-SOFR-OIS Compound) on an aggregate notional amount of $80.0 million related to interest expense on 3-month fixed rate liabilities that will be renewed each quarter. Each contract has a notional amount of $40.0 million and was designated as a derivative instrument in cash flow hedges and is intended to mitigate the Company’s risk of loss associated with upward shifts in the designated interest rate. The contracts provide cash flow to the Company in the event the designated interest rate exceeds the respective strike rates of 3.45% and 3.60% during the contract periods of December 5, 2025 through December 5, 2028 and December 19, 2025 through December 19, 2029, respectively. As of March 31, 2026, the hedge relationships for both interest rate cap contracts were designated effective, and accordingly, changes in the fair value of the contracts were included as an adjustment to accumulated other comprehensive income.

In March 2025, the Company purchased an interest rate floor contract with the objective of protecting the Company against variability in expected future cash flows attributed to changes in the designated interest rate (1 Month CME Term SOFR) on the notional amount of $20.0 million based on interest receipts on loans and securities indexed to the designated interest rate. The contract was designated as a derivative instrument in cash flow hedges and is intended to mitigate the Company’s risk of loss associated with downward shifts in the designated interest rate. The contract will provide cash flow to the Company in the event the designated interest rate decreases below 3.05% before the contract’s designated termination date of March 15, 2029. As of March 31, 2026, the hedge relationship for the floor contract was designated effective, and accordingly, changes in the fair value of the contract were included as an adjustment to accumulated other comprehensive income.

Derivative Contracts Not Receiving Hedge Accounting Treatment

Customer-Related Interest Rate Swaps – The Company enters into interest rate swap contracts with certain loan customers. As of March 31, 2026, the aggregate notional amount of these contracts was $11.7 million. The swaps are intended to assist those borrowers in managing interest rate risk. To mitigate the Company’s exposure arising from these customer-related derivatives, the Company enters into corresponding offsetting interest rate swap contracts with third-party counterparties on matching notional amounts. The customer-related derivatives and the offsetting derivatives are not designated as hedging instruments, and accordingly, changes in the fair value of the contracts are recorded as non-interest income or expense. These contracts are intended to economically offset the Company’s exposure to changes in interest rates arising from the customer-related derivative activity.

Credit Derivatives - During 2024, the Company entered into three credit risk participation agreements on the notional amount of $20.7 million in the aggregate. These agreements are with lead participant banks with which the Company shares participation loans. The Company is the guarantor under these agreements to provide reimbursement of losses resulting from a third-party default on the underlying swap. For participating in the agreements, the Company received one-time fees which were initially included in other liabilities. The derivatives are not eligible for hedge accounting treatment. Accordingly, valuation changes are recorded directly to non-interest income.

Previously Terminated Hedges

During the fourth quarter of 2025, the Company voluntarily terminated two forward starting interest rate swap contracts for a nominal settlement. Each of the contracts had a $20.0 million notional amount, or $40.0 million in the aggregate. The swaps were previously designated as cash flow hedges. As a result of the terminations, the related hedge relationships were discontinued, and the amounts previously recorded in accumulated other comprehensive income were reclassified into earnings.

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

During the first quarter of 2023, the Company voluntarily terminated two interest rate swap contracts, each with notional amounts of $10.0 million, or an aggregate amount of $20.0 million. The swaps were previously designated as cash flow hedges. The termination resulted in a net unrealized gain totaling $1.1 million. The unrealized gain was initially recorded in accumulated other comprehensive income, net of tax, and is being reclassified to reduce interest expense over the original terms of the swap contracts. Remaining unrealized gains associated with these terminated cash flow hedges totaled $0.1 million as of both March 31, 2026 and December 31, 2025.

Presentation

The table below reflects the notional amount and fair value of active derivative instruments included on the Company’s consolidated balance sheets on a net basis as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026		As of December 31, 2025
		Estimated		Estimated
		Fair Value		Fair Value
	Notional Amount	Gain (Loss) (1)	Notional Amount	Gain (Loss) (1)
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate floors	$20,000	164	$20,000	166
Interest rate caps	$80,000	1,173	$80,000	795
Total cash flow hedges		$1,337		$961
Total derivatives designated as hedging instruments, net		1,337		961
Derivatives not designated as hedging instruments:
Interest rate floors	$-	$-	$25,000	$-
Credit risk participation agreements	$20,702	(48)	$18,649	(46)
Customer-related interest rate swaps	$11,708	58	$11,776	106
Customer-related interest rate swaps	$11,708	(58)	$11,776	(106)
Total derivatives not designated as hedging instruments, net		$(48)		$(46)

(1)
Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities in the consolidated balance sheets.

The following table presents the net effects of derivative instruments on the Company’s interim condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025. The effects, which include the reclassification of unrealized gains on terminated swap contracts, are presented as either an increase or decrease to income before income taxes in the relevant caption of the Company’s interim condensed consolidated statements of operations.

Location in the Condensed		Three Months Ended
Consolidated Statements of Operations		March 31, 2026	March 31, 2025
		(Dollars in Thousands)
Interest income	Interest and fees on loans	$(18)	$(29)
Interest expense	Interest on deposits	(7)	97
Non-interest income	Other non-interest income	(1)	(17)
Non-interest expense	Other non-interest expense	—	(4)
	Net (decrease) increase to income before income taxes	$(26)	$47

13.
OTHER OPERATING INCOME AND EXPENSE

Other Operating Income

Other operating income for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(Dollars in Thousands)
Bank-owned life insurance	$141	$137
ATM fee income	64	84
Other income	83	82
Total	$288	$303

Other Operating Expense

Other operating expense for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(Dollars in Thousands)
Postage, stationery and supplies	$141	$149
Telephone/data communication	249	199
Collection and recoveries	79	70
Directors fees	120	93
Software amortization	146	108
Other real estate/foreclosure expense, net	51	20
Other expense	690	657
Total	$1,476	$1,296

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

	March 31, 2026	December 31, 2025
	(Dollars in Thousands)
Standby letters of credit	$—	$—
Standby performance letters of credit	$692	$722
Commitments to extend credit	$106,486	$122,365

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of March 31, 2026 and December 31, 2025, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

At each quarter end date, the Company calculates an allowance for unfunded lending commitments, including those described in the table above. The Company's allowance for unfunded commitments totaled $0.3 million and $0.4 million as of March 31, 2026 and December 31, 2025, respectively. Additional discussion related to the calculation of the allowance for unfunded commitments is included in Note 4, "Loans and Leases."

Self-Insurance

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates a liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies' incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both March 31, 2026 and December 31, 2025. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the three months ended March 31, 2026 or the year ended December 31, 2025.

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

The following table presents assets and liabilities measured at net fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

	Fair Value Measurements as of March 31, 2026 Using
	Totals At March 31, 2026	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$118,142	$—	$118,142	$—
Commercial	8,440	—	8,440	—
Obligations of U.S. government-sponsored agencies	16,204	—	16,204	—
Obligations of states and political subdivisions	1,735	—	1,735	—
Corporate notes	17,111	—	17,111	—
U.S. Treasury securities	19,477	19,477	—	—
Derivative contracts:
Other assets - interest rate caps	1,173	—	1,173	—
Other assets - interest rate floors	164	—	164	—
Other assets - customer-related interest rate swaps	58	—	58	—
Other liabilities - customer-related interest rate swaps	58	—	58	—
Other liabilities - credit risk participation agreements	48	—	48	—

	Fair Value Measurements as of December 31, 2025 Using
	Totals At December 31, 2025	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$105,778	$—	$105,778	$—
Commercial	7,583	—	7,583	—
Obligations of U.S. government-sponsored agencies	16,504	—	16,504
Obligations of states and political subdivisions	1,750	—	1,750	—
Corporate notes	17,026		17,026	—
U.S. Treasury securities	19,434	19,434	—	—
Derivative contracts:
Other assets - interest rate caps	795	—	795	—
Other assets - interest rate floors	166	—	166	—
Other assets - customer-related interest rate swaps	106	—	106	—
Other liabilities - customer-related interest rate swaps	106	—	106	—
Other liabilities - credit risk participation agreements	46	—	46	—

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

As of March 31, 2026 and December 31, 2025, included within OREO were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Company that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

The following table presents the balances of collateral dependent loans, OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements as of March 31, 2026 Using
	Totals At March 31, 2026	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Collateral dependent loans	$161	$—	$—	$161
OREO and other assets held-for-sale	215	—	—	215

	Fair Value Measurements as of December 31, 2025 Using
	Totals At December 31, 2025	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Collateral dependent loans	$161	$—	$—	$161
OREO and other assets held-for-sale	256	—	—	256

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following tables present information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2026 and December 31, 2025. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of March 31, 2026 and December 31, 2025 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value March 31, 2026	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Collateral dependent loans	$161	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	9.5%

OREO and other assets held-for-sale	$215	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	9.5%

	Level 3 Significant Unobservable Input Assumptions
	Fair Value December 31, 2025	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Collateral dependent loans	$161	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	9.5%

OREO and other assets held-for-sale	$256	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	9.5%

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

The estimated net fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$66,586	$66,586	$66,586	$—	$—
Investment securities available-for-sale	181,109	181,109	19,477	161,632	—
Investment securities held-to-maturity	436	419	—	419	—
Federal funds sold and securities purchased under reverse repurchase agreements	18,850	18,850	—	18,850	—
Federal Home Loan Bank stock	829	829	—	—	829
Loans, net of allowance for credit losses	833,161	793,073	—	—	793,073
Other assets - interest rate caps	1,173	1,173	—	1,173	—
Other assets - interest rate floors	164	164	—	164	—
Other assets - customer-related interest rate swaps	58	58	—	58	—
Liabilities:
Deposits	1,038,849	975,904	—	975,904	—
Long-term borrowings	10,963	10,227	—	10,227	—
Other liabilities - customer-related interest rate swaps	58	58	—	58	—
Other liabilities - credit risk participation agreements	48	48	—	48	—

	December 31, 2025
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$73,547	$73,547	$73,547	$—	$—
Investment securities available-for-sale	168,075	168,075	19,434	148,641	—
Investment securities held-to-maturity	465	449	—	449	—
Federal funds sold	4,850	4,850	—	4,850	—
Federal Home Loan Bank stock	791	791	—	—	791
Loans, net of allowance for credit losses	842,314	817,766	—	—	817,766
Other assets - interest rate caps	795	795	—	795	—
Other assets - interest rate floors	166	166	—	166	—
Other assets - customer-related interest rate swaps	106	106	—	106	—
Liabilities:
Deposits	1,027,962	973,141	—	973,141	—
Long-term borrowings	10,945	10,126		10,126	—
Other liabilities - customer-related interest rate swaps	106	106	—	106	—
Other liabilities - credit risk participation agreements	46	46	—	46	—

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

The table below provides information related to the Company's Bank operating segment for the three months ended March 31, 2026 and 2025:

	Bank Segment
	For the three months ended March 31,
	2026	2025
	(Dollars in Thousands)
Income:
Interest income	$14,940	$14,018
Non-interest income	840	875
Total income	15,780	14,893
Less:
Interest expense	5,725	5,121
Provision for credit losses	254	528
Salaries and employee benefits	3,814	3,736
Net occupancy and equipment	971	875
Computer services	337	412
Insurance expense and assessments	415	384
Fees for professional services	328	215
Postage, stationery and supplies	141	149
Telephone/data communication	249	199
Collection and recoveries	79	70
Directors fees	120	93
Software amortization	146	108
Other real estate/foreclosure expense, net	51	20
Other segment items (1)	690	657
Provision for income taxes	515	554
Total expense	13,835	13,121
Segment net income	$1,945	$1,772

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

Delivery of the best possible financial services to customers remains an overall operational focus of the Company. The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 153 full-time equivalent employees (as of March 31, 2026), to ensure customer satisfaction and convenience.

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with critical accounting estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general banking practices. A description of the Company's critical accounting estimates, which significantly affect the determination of the Company’s consolidated financial position, results of operations and cash flows, is set forth in Part II, Item 7 - Critical Accounting Estimates in the Company's 2025 Form 10-K.

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of March 31, 2026 to December 31, 2025, while comparing income and expense for the three months ended March 31, 2026 and 2025. All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's 2025 Form 10-K. As used in the following discussion, the words “we,” “us,” “our” and the “Company” refer to Bancshares and its consolidated subsidiaries, unless the context indicates otherwise.

RECENT MARKET CONDITIONS

During the three months ended March 31, 2026, the banking industry continued to operate in an environment characterized by economic uncertainty, influenced by moderating, but still resilient, U.S. economic growth, inflation levels remaining above the Federal Reserve’s long-term objective, and a labor market that has shown signs of gradual softening. While U.S. gross domestic product (“GDP”) growth moderated from levels experienced during the middle of 2025, economic activity remained positive entering 2026, supported by consumer spending and business investment, though at a slower pace.

During the first quarter of 2026, financial markets were significantly impacted by the onset of military conflict involving Iran beginning in late February 2026. The conflict, including disruptions to energy markets and shipping routes in the Strait of Hormuz, contributed to increased volatility across global financial markets and renewed upward pressure on inflation expectations. Oil prices increased sharply during the quarter, and global supply chain disruptions intensified, contributing to heightened economic uncertainty and raising concerns regarding the potential for slower economic growth or recessionary conditions should the conflict persist.

Market interest rates, including U.S. Treasury yields, exhibited increased volatility during the first quarter of 2026 compared to the fourth quarter of 2025. While Treasury yields generally declined during the latter part of 2025 as markets anticipated monetary policy easing, yields moved higher during portions of the first quarter of 2026 in response to rising inflation expectations and geopolitical uncertainty associated with the Iran conflict. For example, the 10-year U.S. Treasury yield increased meaningfully following the onset of the conflict, reaching levels above those observed at year-end 2025, before experiencing periods of fluctuation as market sentiment shifted. The combination of moderating economic growth, inflation above target levels, geopolitical instability, and evolving expectations for monetary policy continues to create a challenging environment in which to predict future interest rate movements.

Uncertainty remains elevated with respect to U.S. fiscal and trade policy, including the ongoing and potential impacts of tariffs implemented by the Trump administration and the possibility of additional policy changes. Geopolitical risks, including the ongoing conflict involving Iran as well as continued unrest in the Middle East and Ukraine, persist and contribute to broader global economic uncertainty. These factors may continue to impact business sentiment, energy markets, supply chains, and overall economic activity.

In the Company’s local markets, competitive pressures for both loans and deposits have remained elevated during the first quarter of 2026. Competition for deposits continues to constrain the Company’s ability to significantly reduce funding costs despite the decline in market interest rates relative to peak levels in 2025. Commercial lending activity has remained measured as business customers continue to evaluate the potential impact of interest rate movements, geopolitical developments, and broader economic uncertainty on their operations. Consumer spending trends have remained mixed on a macroeconomic basis; however, the Company has continued to experience growth in consumer indirect lending, primarily within higher credit quality segments.

The competitive environment, combined with ongoing economic, geopolitical, and policy uncertainty, continues to present a challenging operating environment for maintaining and improving the Company’s net interest margin. Management continues to closely monitor these conditions and believes the Company remains well positioned to respond to a range of economic outcomes; however, adverse changes in economic conditions, credit quality, competitive dynamics, geopolitical developments, or interest rate movements could negatively impact the Company’s financial condition and results of operations.

EXECUTIVE OVERVIEW

The Company earned net income of $1.9 million, or $0.33 per diluted common share, during the three months ended March 31, 2026, compared to $1.8 million, or $0.29 per diluted common share, for the three months ended March 31, 2025. Comparing the two periods, the increase in net income resulted primarily from increased interest income associated with growth in earning assets, as well as from a decrease in the Company’s provision for credit losses on loans and leases.

Summarized condensed consolidated statements of operations are included below for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,	March 31,
	2026	2025
	(Dollars in Thousands, Except Per Share Data)
Interest income	$14,940	$14,018
Interest expense	5,725	5,121
Net interest income	9,215	8,897
Provision for credit losses	254	528
Net interest income after provision for credit losses	8,961	8,369
Non-interest income	840	875
Non-interest expense	7,341	6,918
Income before income taxes	2,460	2,326
Provision for income taxes	515	554
Net income	$1,945	$1,772
Basic net income per share	$0.34	$0.30
Diluted net income per share	$0.33	$0.29
Dividends per share	$0.07	$0.07

The discussion that follows summarizes the most significant activity that drove changes in the Company’s operating results during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Net Interest Income and Margin

Net interest income increased by $0.3 million, or 3.6%, comparing the three months ended March 31, 2026 to the three months ended March 31, 2025. The increase resulted from growth in average interest-earning asset balances comparing the two periods. Average interest-earning assets increased by $86.3 million, or 8.4%, comparing the three months ended March 31, 2026 to the corresponding period of 2025. Earning asset growth was reflected in total loans, investment securities, federal funds sold and interest-bearing deposits with other financial institutions. The increase in interest income was partially offset by both volume and rate-related increases in interest expense associated with interest-bearing liabilities. While the increase in earning assets was favorable to the Company’s net interest income, net interest margin decreased as the average yield on interest-earnings assets declined at a faster pace than the average rate on interest-bearing liabilities. Net interest margin was 3.37% for the three months ended March 31, 2026, compared to 3.53% for the three months ended March 31, 2025.

Provision for Credit Losses

For the three months ended March 31, 2026, the Company recorded a provision for credit losses of $0.3 million, compared to $0.5 million for the three months ended March 31, 2025. The decrease in provisioning comparing the two periods was primarily associated with a reduction in loan growth during the first quarter of 2026 compared to the first quarter of 2025, including the impact of the Company’s reserve for unfunded lending commitments. As of both March 31, 2026 and December 31, 2025, the Company’s allowance for credit losses ("ACL") on loans and leases as a percentage of total loans was 1.25%.

Non-interest Income

Non-interest income remained relatively consistent, totaling $0.8 million for the three months ended March 31, 2026, compared to $0.9 million for the three months ended March 31, 2025.

Non-interest Expense

Non-interest expense increased to $7.3 million for the three months ended March 31, 2026, compared to $6.9 million for the three months ended March 31, 2025. The increase comparing the 2026 period to the 2025 period resulted from increases in a number of expense categories, primarily fees for professional services, occupancy, and salaries and benefits expense.

Total Assets

As of March 31, 2026, the Company’s assets totaled $1,165.2 million, compared to $1,154.8 million as of December 31, 2025, an increase of 0.9%.

Loans

Total loans decreased by $9.3 million, or 1.1%, as of March 31, 2026, compared to December 31, 2025, as growth in the multi-family residential real estate and indirect categories was offset by decreases primarily in the construction, non-residential commercial real estate and commercial and industrial (“C&I”) categories. The decrease in construction is consistent with the ebb and flow of projects in the Company's service territories. Construction loans are generally short-to-medium term loans that are expected to pay off or transfer to another loan category upon project completion. The decrease in non-residential commercial real estate was related to completed construction projects that moved into a permanent category, but were subsequently refinanced into the permanent market. The growth in the indirect category accelerated in the latter part of the first quarter of 2026, consistent with typical seasonal trends. The indirect lending platform focuses on consumer lending at the higher end of the credit spectrum. Collateral financed in the indirect portfolio primarily includes boats, recreational vehicles, campers, horse trailers and cargo trailers. The weighted average credit score of new indirect loans financed during the three months ended March 31, 2026 was 797, while the weighted average credit score for the entire portfolio was 783. While total loans decreased during the first quarter of 2026, average loan balances remained higher comparing the three months ended March 31, 2026 to the three months ended March 31, 2025, increasing by $26.7 million, or 3.2%.

Asset Quality

Nonperforming assets, including loans in non-accrual status and other real estate owned, totaled $1.8 million as of March 31, 2026, an increase from $1.6 million as of December 31, 2025. As a percentage of total assets, nonperforming assets increased to 0.16% as of March 31, 2026, compared to 0.14% as of December 31, 2025. Net charge-offs as a percentage of average loans totaled 0.23% during the three months ended March 31, 2026, compared to 0.13% during the three months ended March 31, 2025. The increase in net charge-offs comparing the two periods was due primarily to an increase in charge-offs associated with the indirect consumer portfolio.

Deposits

Total deposits increased by $10.9 million, or 1.1%, during the three months ended March 31, 2026, due primarily to an increase in interest-bearing demand deposits of $28.4 million, partially offset by a $4.7 million decrease in noninterest-bearing deposits and a $12.8 million decrease in time deposits. Core deposits, which exclude time deposits of $250 thousand or more and all wholesale brokered deposits, totaled $853.8 million, or 82.2% of total deposits, as of March 31, 2026, compared to $838.3 million, or 81.6% of total deposits, as of December 31, 2025. The average rate on deposits totaled 2.18% during the three months ended March 31, 2026, compared to 2.07% during the three months ended March 31, 2025. In the current environment, significant competitive pressure remains to acquire and maintain deposit balances.

Cash and Investment Securities

As of March 31, 2026, the Company held cash, federal funds sold and securities purchased under reverse repurchase agreements totaling $85.4 million, or 7.3% of total assets, compared to $78.4 million, or 6.8% of total assets, as of December 31, 2025. Investment securities, including both the available-for-sale and held-to-maturity portfolios, totaled $181.5 million as of March 31, 2026, compared to $168.5 million as of December 31, 2025. During the three months ended March 31, 2026, the Company purchased $20.5 million of investment securities at market rates in existence at the time of purchase. These purchases, combined with the maturity and paydown of investment securities at lower rates, led to continued improvement in yield on the portfolio. The yield on investment securities, including both available-for-sale and held to maturity securities, totaled 3.89% during the three months ended March 31, 2026, compared to 3.44% during the three months ended March 31, 2025. As of March 31, 2026, the expected average life of securities in the investment portfolio was 3.8 years compared to 3.7 years as of December 31, 2025.

Shareholders’ Equity

As of March 31, 2026, shareholders’ equity totaled $104.6 million, or 9.0% of total assets, compared to $105.6 million, or 9.1% of total assets, as of December 31, 2025. While earnings, net of dividends paid, increased shareholders’ equity during the three months ended March 31, 2026, the increase was fully offset by share repurchases, combined with an increase in the Company’s accumulated other comprehensive loss resulting from the increasing interest rate environment during the period.

Cash Dividends

During both the three months ended March 31, 2026 and 2025, the Company declared cash dividends totaling $0.07 per share on its common stock.

Share Repurchases

During the three months ended March 31, 2026, the Company completed the repurchase of 146,500 shares of its common stock at a weighted average price of $15.03 per share. The repurchases were completed under the Company’s previously announced share repurchase program, which was expanded during the fourth quarter of 2025. As of March 31, 2026, 1,638,313 shares remained available for repurchase under the program.

Regulatory Capital

During the three months ended March 31, 2026, the Bank continued to maintain capital ratios at higher levels than required to be considered a “well-capitalized” institution under applicable banking regulations. As of March 31, 2026, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 10.85%. Its total capital ratio was 11.99%, and its Tier 1 leverage ratio was 8.85%.

Liquidity

As of March 31, 2026, the Company continued to maintain funding capacity sufficient to provide adequate liquidity for loan growth, capital expenditures and ongoing operations. The Company benefits from a strong core deposit base, a liquid investment securities portfolio and access to funding from a variety of sources, including federal funds lines with other banking institutions, FHLB advances, the FRB's discount window, and brokered deposits.

Banking Center Growth

During the three months ended March 31, 2026, the Company neared completion on renovation of a banking center office in Daphne, Alabama that was purchased from another financial institution. This location will serve as the Bank’s initial deposit gathering facility in the Daphne/Mobile area, and is expected to open to the public during the second quarter of 2026.

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

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three months ended March 31, 2026 and 2025. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
ASSETS
Interest-earning assets:
Loans (1)	$851,224	$12,491	5.95%	$824,531	$12,241	6.02%
Investment securities	175,707	1,687	3.89%	166,241	1,412	3.44%
Federal Home Loan Bank stock	794	12	6.13%	1,341	24	7.26%
Federal funds sold and securities purchased under reverse repurchase agreements	15,706	152	3.92%	4,850	53	4.43%
Interest-bearing deposits in banks	66,066	598	3.67%	26,220	288	4.45%
Total interest-earning assets	1,109,497	14,940	5.46%	1,023,183	14,018	5.56%

Noninterest-earning assets	63,893			64,155
Total assets	$1,173,390			$1,087,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand deposits	$210,675	$399	0.77%	$212,130	$493	0.94%
Money market/savings deposits	330,507	2,128	2.61%	257,046	1,544	2.44%
Time deposits	353,705	3,083	3.53%	330,241	2,832	3.48%
Total interest-bearing deposits	894,887	5,610	2.54%	799,417	4,869	2.47%
Noninterest-bearing demand deposits	150,438	—	—	155,294	—	—
Total deposits	1,045,325	5,610	2.18%	954,711	4,869	2.07%
Borrowings	10,955	115	4.26%	23,404	252	4.37%
Total funding liabilities	1,056,280	5,725	2.20%	978,115	5,121	2.12%

Other noninterest-bearing liabilities	11,320			9,489
Shareholders’ equity	105,790			99,734
Total liabilities and shareholders' equity	$1,173,390			$1,087,338

Net interest income (2)		$9,215			$8,897
Net interest margin			3.37%			3.53%

(1)

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $1.4 million and $4.0 million for the three months ended March 31, 2026 and 2025, respectively.

(2)	Loan fees are included in interest amounts presented. Loan fees totaled $0.3 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

The following tables summarize the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Compared to			Compared to
	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:			Due to Change In:
	Volume	Average Yield/Rate	Net	Volume	Average Yield/Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$396	$(146)	$250	$40	$(652)	$(612)
Investment securities	80	195	275	202	345	547
Federal Home Loan Bank stock	(10)	(2)	(12)	8	(2)	6
Federal funds sold and securities purchased under reverse repurchase agreements	119	(20)	99	(24)	(12)	(36)
Interest-bearing deposits in banks	438	(128)	310	(93)	(71)	(164)
Total interest-earning assets	1,023	(101)	922	133	(392)	(259)
Interest expense on:
Demand deposits	(3)	(91)	(94)	14	227	241
Money market/savings deposits	441	143	584	(24)	(316)	(340)
Time deposits	201	50	251	(58)	(73)	(131)
Borrowings	(134)	(3)	(137)	84	30	114
Total interest-bearing liabilities	505	99	604	16	(132)	(116)
Increase (decrease) in net interest income	$518	$(200)	$318	$117	$(260)	$(143)

Interest income increased by $0.9 million, comparing the three months ended March 31, 2026 to the three months ended March 31, 2025. The increase in interest income resulted from a $1.0 increase attributable to growth in average interest-earning assets, partially offset by a $0.1 million decrease attributable to lower average yields on interest-earning assets. With the exception of investment securities, yields in all earning asset categories declined comparing the three months ended March 31, 2026 to the three months ended March 31, 2025 as short-term interest rates generally declined comparing the two periods.

Interest expense increased by $0.6 million, comparing the three months ended March 31, 2026 to the three months ended March 31, 2025. The increase resulted primarily from increases in both the average balance and rates paid on money market and time deposits. These increases were partially offset by reductions in both average balances and rates associated with demand deposits and borrowings.

The Company’s net interest income and net interest margin during the three months ended March 31, 2026 continued to be impacted by variability in the interest rate environment. Notably, between September and December 2025, the federal funds rate was reduced by 75 basis points, and generally, the Company’s interest-earning assets have repriced downward more quickly than interest-bearing liabilities, reducing the Company’s net interest margin to 3.37% during the three months ended March 31 2026, compared to 3.53% during the three months ended March 31, 2025. While management is continuing efforts to improve net interest margin, the results of these efforts cannot be fully predicted. Should market interest rates increase or decrease at significant levels, particularly over a short period of time, the Company’s net interest margin and net interest income could be negatively impacted.

Provision for Credit Losses

For the three months ended March 31, 2026, the Company recorded a provision for credit losses of $0.3 million, compared to $0.5 million for the three months ended March 31, 2025. The decrease in provisioning comparing the two periods was primarily associated with a reduction in loan growth during the first quarter of 2026 compared to the first quarter of 2025, including the impact of the Company’s reserve for unfunded lending commitments. Net charge-offs totaled $0.5 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

As of both March 31, 2026 and December 31, 2025, the Company’s ACL as a percentage of total loans and leases was 1.25%. While we believe that the methodologies and calculations that have been used in the determination of the ACL are adequate, the determination of the appropriateness of the ACL is complex and requires judgment by management about the effects of matters that are inherently uncertain. Factors beyond our control, such as changes in economic forecasts related to the national economy, changes in consumer behavior, or economic deterioration in service areas in which the Company operates, may negatively and materially affect asset quality and the adequacy of the ACL, as well as the resulting provision for credit losses.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$283	$288	$(5)	(1.7)%
Bank-owned life insurance	141	137	4	2.9%
Lease income	269	284	(15)	(5.3)%
ATM fee income	64	84	(20)	(23.8)%
Other income	83	82	1	1.2%
Total non-interest income	$840	$875	$(35)	(4.0)%

The Company’s non-interest income remained relatively consistent, totaling $0.8 million for the three months ended March 31, 2026, compared to $0.9 million for the three months ended March 31, 2025. Management continues to evaluate opportunities to add non-interest revenue streams and grow existing streams; however, significant variation in non-interest income is not expected in the near term.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$3,814	$3,736	$78	2.1%
Net occupancy and equipment	971	875	96	11.0%
Computer services	337	412	(75)	(18.2)%
Insurance expense and assessments	415	384	31	8.1%
Fees for professional services	328	215	113	52.6%
Postage, stationery and supplies	141	149	(8)	(5.4)%
Telephone/data communications	249	199	50	25.1%
Collection and recoveries	79	70	9	12.9%
Directors fees	120	93	27	29.0%
Software amortization	146	108	38	35.2%
Other real estate/foreclosure expense, net	51	20	31	155.0%
Other expense	690	657	33	5.0%
Total non-interest expense	$7,341	$6,918	$423	6.1%

Non-interest expense totaled $7.3 million during the three months ended March 31, 2026, compared to $6.9 million during the three months ended March 31, 2025. The increase comparing the 2026 period to the 2025 period resulted from increases in a number of expense categories, primarily fees for professional services, occupancy, and salaries and benefits expense.

Provision for Income Taxes

The provision for income taxes was $0.5 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate was 20.9% and 23.8%, respectively, for the same periods.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 3.8 years and 3.7 years as of March 31, 2026 and December 31, 2025, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity. As of March 31, 2026, available-for-sale securities totaled $181.1 million, or 99.8% of the total investment portfolio, compared to $168.1 million, or 99.7% of the total investment portfolio, as of December 31, 2025. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate bonds, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of March 31, 2026, held-to-maturity securities totaled $0.4 million, or 0.2% of the total investment portfolio, compared to $0.5 million, or 0.3% of the total investment portfolio, as of December 31, 2025. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Net unrealized losses in the available-for-sale portfolio totaled $2.1 million as of March 31, 2026, compared to $1.0 million as of December 31, 2025. The increase in unrealized losses in the portfolio resulted from changes in the interest rate environment, in particular, increases in market rates, particularly in the mid- to long-term part of the Treasury curve between December 31, 2025 and March 31, 2026. Net unrealized losses within the available-for-sale portfolio were recognized, net of tax, in accumulated other comprehensive loss.

As of March 31, 2026, the Company evaluated both the available-for-sale and held-to-maturity portfolios for credit losses and concluded that no credit losses were included in either portfolio and that the unrealized losses in both portfolios resulted from the prevailing interest rate environment.

Loans and Leases

The Company’s total loan portfolio decreased by $9.3 million, or 1.1%, as of March 31, 2026, compared to December 31, 2025. The tables below summarize loan balances by portfolio category, as well as the ACL, as of the end of each of the most recent five quarters as of March 31, 2026:

	Quarter Ended
	2026	2025
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$27,236	$32,618	$38,560	$48,101	$58,572
Secured by 1-4 family residential properties	65,460	66,996	67,620	67,587	68,523
Secured by multi-family residential properties	124,826	117,769	112,763	118,807	106,374
Secured by non-residential commercial real estate	189,408	200,699	211,400	215,035	214,065
Commercial and industrial loans	46,665	48,360	46,562	40,986	45,166
Consumer loans:
Direct	4,362	4,844	4,999	4,836	4,610
Indirect	385,740	381,732	385,616	376,079	351,025
Total loans	843,697	$853,018	867,520	871,431	848,335
Allowance for credit losses on loans and leases	10,536	10,704	10,700	11,388	10,405
Net loans	$833,161	$842,314	$856,820	$860,043	$837,930

As of March 31, 2026 and December 31, 2025, the composition of the non-residential commercial real estate loan portfolio was as follows:

	March 31, 2026			December 31, 2025
	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
	(Dollars in Thousands)
Office	$7,037	$34,133	$41,170	$7,141	$33,170	$40,311
Retail single credit tenant	598	38,558	39,156	603	39,028	39,631
Industrial	5,231	42,325	47,556	5,194	42,522	47,716
Storage	713	4,723	5,436	727	15,645	16,372
Retail services	14,168	—	14,168	14,381	—	14,381
Retail with anchor	2,584	3,443	6,027	2,619	3,486	6,105
Senior housing / Assisted living	17,966	—	17,966	17,965	—	17,965
Other	10,090	7,839	17,929	10,222	7,996	18,218
Total loans	$58,387	$131,021	$189,408	$58,852	$141,847	$200,699

As of March 31, 2026 and December 31, 2025, the composition of the construction, land development, and other land loans loan portfolio was as follows:

	March 31, 2026			December 31, 2025
	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
	(Dollars in Thousands)
Apartments	$—	$23,441	$23,441	$—	$22,722	$22,722
Farmland	2,257	—	2,257	2,322	—	2,322
Retail	—	1,430	1,430	—	7,445	7,445
Other	—	108	108	—	129	129
Total loans	$2,257	$24,979	$27,236	$2,322	$30,296	$32,618

The following table classifies the Company's fixed and variable rate loans as of March 31, 2026 according to contractual maturities of: (1) one year or less, (2) after one year through five years, (3) after five years through fifteen years, and (4) after fifteen years:

	March 31, 2026
	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
	(Dollars in Thousands)
Total loans:
Real estate loans:
Construction, land development and other land loans	$1	$27,235	$—	$—	$27,236
Secured by 1-4 family residential properties	2,752	12,013	24,460	26,235	65,460
Secured by multi-family residential properties	67,493	55,069	422	1,842	124,826
Secured by non-residential commercial real estate	46,794	96,079	46,535	—	189,408
Commercial and industrial loans	8,481	32,858	5,326	—	46,665
Consumer loans:
Direct	1,491	2,814	57	—	4,362
Indirect	17,755	16,569	351,416	—	385,740
Total loans	$144,767	$242,637	$428,216	$28,077	$843,697
Loans with fixed interest rates:
Real estate loans:
Construction, land development and other land loans	$1	$2,364	$—	$—	$2,365
Secured by 1-4 family residential properties	2,078	4,101	3,952	13,306	23,437
Secured by multi-family residential properties	14,002	20,396	422	766	35,586
Secured by non-residential commercial real estate	16,201	69,745	29,201	—	115,147
Commercial and industrial loans	3,435	16,124	5,281	—	24,840
Consumer loans:
Direct	1,477	2,814	57	—	4,348
Indirect	17,755	16,569	351,416	—	385,740
Total loans with fixed interest rates	$54,949	$132,113	$390,329	$14,072	$591,463
Loans with variable interest rates:
Real estate loans:
Construction, land development and other land loans	$—	$24,871	$—	$—	$24,871
Secured by 1-4 family residential properties	674	7,912	20,508	12,929	42,023
Secured by multi-family residential properties	53,491	34,673	—	1,076	89,240
Secured by non-residential commercial real estate	30,593	26,334	17,334	—	74,261
Commercial and industrial loans	5,046	16,734	45	—	21,825
Consumer loans:
Direct	14	—	—	—	14
Indirect	—	—	—	—	—
Total loans with variable interest rates	$89,818	$110,524	$37,887	$14,005	$252,234

Allowance for Credit Losses on Loans and Leases

The tables below summarize changes in the ACL on loans and leases for each of the most recent five quarters as of March 31, 2026:

	Quarter Ended
	2026	2025
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Balance at beginning of period	$10,704	$10,700	$11,388	$10,405	$10,184
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	—	—	—	—	—
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-residential commercial real estate	(48)	—	—	—	—
Commercial and industrial loans	—	—	(1,024)	(1,191)	—
Consumer loans:
Direct	(1)	(4)	—	(5)	—
Indirect	(590)	(464)	(411)	(595)	(422)
Total charge-offs	(639)	(468)	(1,435)	(1,791)	(422)
Recoveries:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	5	9	10	5	6
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-residential commercial real estate	—	49	—	—	—
Commercial and industrial loans	10	149	—	—	16
Consumer loans:
Direct	32	42	42	50	57
Indirect	99	36	45	44	74
Total recoveries	146	285	97	99	153
Net charge-offs	(493)	(183)	(1,338)	(1,692)	(269)
Provision for credit losses on loans and leases	325	187	650	2,675	490
Ending balance	$10,536	$10,704	$10,700	$11,388	$10,405
Ending balance as a percentage of loans	1.25%	1.25%	1.23%	1.31%	1.23%
Net charge-offs as a percentage of average loans	0.23%	0.08%	0.61%	0.79%	0.13%

Allowance for Credit Losses on Unfunded Lending Commitments

The Company records an ACL on unfunded lending commitments in which the Company is exposed to credit risk via a present contractual obligation to extend credit unless the obligation is unconditionally cancellable. Unconditional lending commitments generally include unfunded term loan agreements, home equity lines of credit, lines of credit, and demand deposit account overdraft protection. As of March 31, 2026, the Company’s reserve for unfunded commitments, which is recorded in other liabilities in the Company’s consolidated balance sheets, totaled $0.3 million, compared to $0.4 million as of December 31, 2025.

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of March 31, 2026 were as follows:

	Quarter Ended
	2026	2025
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Non-accrual loans	$1,629	$1,373	$1,066	$2,447	$3,668
Other real estate owned	215	256	1,158	1,298	1,328
Total	$1,844	$1,629	$2,224	$3,745	$4,996
Nonperforming assets as a percentage of total loans and other real estate	0.22%	0.19%	0.26%	0.43%	0.59%
Nonperforming assets as a percentage of total assets	0.16%	0.14%	0.19%	0.33%	0.44%
Non-accrual loans as a percentage of total loans	0.19%	0.16%	0.12%	0.28%	0.43%
ACL as a percentage of non-accrual loans	646.78%	779.61%	1003.75%	465.39%	283.67%

Allocation of Allowance for Credit Losses on Loans and Leases

While no portion of the ACL is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the ACL for the periods indicated:

	As of and for the Three Months Ended			As of and for the Year Ended
	March 31, 2026			December 31, 2025
	Allowance Allocation	Allowance as Percentage of Total Loans	Net Charge-offs as a Percentage of Average Loans	Allowance Allocation	Allowance as Percentage of Total Loans	Net Charge-offs as a Percentage of Average Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$133	0.49%	—	$222	0.68%	—
Secured by 1-4 family residential properties	345	0.53%	-0.03%	371	0.55%	-0.04%
Secured by multi-family residential properties	659	0.53%	0.00%	666	0.57%	—
Secured by non-residential commercial real estate	1,306	0.69%	0.09%	1,420	0.71%	-0.02%
Commercial and industrial loans	344	0.74%	-0.09%	399	0.83%	4.55%
Consumer loans:
Direct	21	0.48%	-2.69%	50	1.03%	-3.78%
Indirect	7,728	2.00%	0.53%	7,576	1.98%	0.50%
Total	$10,536	1.25%	0.23%	$10,704	1.25%	0.41%

Net charge-offs as a percentage of average loans in the three prior full years were as follows: 0.14% (2024), 0.14% (2023), 0.16% (2022).

Deposits

Total deposits increased to $1,038.8 million as of March 31, 2026, from $1,028.0 million as of December 31, 2025, an increase of 1.1%. The increase was due primarily to an increase in interest-bearing demand deposits of $28.4 million, partially offset by a $4.7 million decrease in noninterest-bearing deposits and a $12.8 million decrease in time deposits. Core deposits, which exclude time deposits of $250 thousand or more and all brokered deposits, provide a relatively stable funding source that supports earning assets. Core deposits totaled $853.8 million, or 82.2% of total deposits, as of March 31, 2026, compared to $838.3 million, or 81.6% of total deposits, as of December 31, 2025.

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

The following tables present details on the composition of the Company's deposits for the periods indicated:

	As of and for the Three Months Ended
	March 31, 2026
	Number of Accounts	Average Balance Per Account	Dollars	Percentage of Total Deposits
		(Dollars in Thousands)

Non-interest-bearing demand deposits	8,746	$17	$149,079	14.4%
Interest-bearing demand deposits	6,099	35	210,495	20.2%
Money market and savings	8,262	40	331,863	31.9%
Certificates of deposits >$250 thousand	97	485	47,063	4.5%
Certificates of deposits $100-$250 thousand	510	142	72,495	7.0%
Certificates of deposits <$100 thousand	3,736	24	89,910	8.7%
Total (excluding brokered certificates of deposit)	27,450	$33	900,905	86.7%
Brokered deposits			137,944	13.3%
Total			$1,038,849	100.0%

	As of and for the Year Ended
	December 31, 2025
	Number of Accounts	Average Balance Per Account	Dollars	Percentage of Total Deposits
		(Dollars in Thousands)

Non-interest-bearing demand deposits	8,822	$17	$153,809	15.0%
Interest-bearing demand deposits	6,124	34	206,985	20.1%
Money market and savings	8,332	37	307,007	29.9%
Certificates of deposits >$250 thousand	110	470	51,699	5.0%
Certificates of deposits $100-$250 thousand	537	142	76,475	7.4%
Certificates of deposits <$100 thousand	3,900	24	94,043	9.2%
Total (excluding brokered certificates of deposit)	27,825	$32	890,018	86.6%
Brokered deposits			137,944	13.4%
Total			$1,027,962	100.0%

Other Interest-Bearing Liabilities

Other interest-bearing liabilities that are used by the Company as an alternative source of funds consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances, and subordinated debt. As of March 31, 2026, other interest-bearing liabilities totaled 3.5% of total interest-bearing liabilities, compared to 2.5% as of December 31, 2025.

Shareholders’ Equity

As of March 31, 2026, shareholders’ equity totaled $104.6 million, or 9.0% of total assets, compared to $105.6 million, or 9.1% of total assets, as of December 31, 2025. While earnings, net of dividends paid, increased shareholders’ equity during the three months ended March 31, 2026, the increase was fully offset by share repurchases, combined with an increase in the Company’s accumulated other comprehensive loss resulting from the increasing interest rate environment during the period. During both the three months ended March 31, 2026 and 2025, the Company declared cash dividends totaling $0.07 per share on its common stock.

In addition, during the three months ended March 31, 2026, the Company completed the repurchase of 146,500 shares of its common stock at a weighted average price of $15.03 per share. The repurchases were completed under the Company’s previously announced share repurchase program. As of March 31, 2026, 1,638,313 shares remained available for repurchase under the program. During the three months ended March 31, 2025, the Company repurchased 40,000 shares of its common stock at a weighted average price of $13.38 per share.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold and securities purchased under reverse repurchase agreements, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $277.6 million as of March 31, 2026 and $274.7 million as of December 31, 2025. Investment securities forecasted to mature or reprice in one year or less were estimated to be $28.5 million and $27.5 million as of March 31, 2026 and December 31, 2025, respectively.

Although some securities in the investment portfolio have final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. The investment securities portfolio had an estimated average life of 3.8 years and 3.7 years as of March 31, 2026 and December 31, 2025, respectively. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Company had no outstanding borrowings under FHLB advances as of both March 31, 2026 and December 31, 2025. The Company's use of FHLB advances varies depending on fluctuations in deposits and other funding sources, as well as their use in interest rate hedging strategies. The Company had up to $326.5 million and $324.1 million in remaining unused credit from the FHLB (subject to available collateral, which may include eligible investment securities and loans) as of March 31, 2026 and December 31, 2025, respectively.

The Company also has access to the FRB’s discount window. The discount window allows borrowing on pledged collateral that includes eligible investment securities and loans. The Company maintains pledges of its consumer indirect loan portfolio and selected investment securities with the FRB as collateral to provide immediate access to funding through the discount window. As of March 31, 2026 and December 31, 2025 the Company had $212.1 and $210.9 million, respectively, in unused borrowing capacity with the FRB’s discount window. As of both March 31, 2026 and December 31, 2025, the Bank had no outstanding federal funds purchased from the FRB's discount window.

In addition to collateralized funding sources through the FHLB and FRB, the Company had $48.0 million in unused established unsecured lines of credit with banks as of both March 31, 2026 and December 31, 2025.

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031. Net of unamortized debt issuance costs, the subordinated notes were recorded as long-term borrowings totaling $11.0 million and $10.9 million as of March 31, 2026 and December 31, 2025, respectively.

The table below provides information on the Company’s on-balance sheet liquidity, as well as readily available off-balance sheet sources of liquidity, as of both March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
	(Dollars in Thousands)
	(Unaudited)	(Unaudited)
Liquidity from cash, federal funds sold and securities purchased under reverse repurchase agreements:
Cash and cash equivalents	$66,586	$73,547
Federal funds sold and securities purchased under reverse repurchase agreements	18,850	4,850
Total liquidity from cash, federal funds sold and securities purchased under reverse repurchase agreements	85,436	78,397
Liquidity from pledgable investment securities:
Investment securities available-for sale, at fair value	181,109	168,075
Investment securities held-to-maturity, at amortized cost	436	465
Less: securities pledged	(66,105)	(58,497)
Less: estimated collateral value discounts	(10,652)	(10,671)
Liquidity from pledgable investment securities	104,788	99,372
Liquidity from unused lendable collateral (loans) at FHLB	30,183	30,504
Liquidity from unused lendable collateral (loans and securities) at FRB	212,113	210,921
Unsecured lines of credit with banks	48,000	48,000
Total readily available liquidity	$480,520	$467,194

The table calculates readily available liquidity by combining cash and cash equivalents, federal funds sold, securities purchased under reverse repurchase agreements and unencumbered investment security values on the Company’s consolidated balance sheet with off-balance sheet liquidity that is readily available through unused collateral pledged to the FHLB and FRB, as well as unsecured lines of credit with other banks. Liquidity from pledgable investment securities and total readily available liquidity are non-GAAP measures used by management and regulators to analyze a portion of the Company's liquidity. Management uses these measures to evaluate the Company's liquidity position.

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

Excluding wholesale brokered deposits, as of March 31, 2026, the Company had approximately 27 thousand deposit accounts with an average balance of approximately $33 thousand per account. Estimated uninsured deposits (calculated as deposit amounts per deposit holder in excess of $250 thousand, the maximum amount of federal deposit insurance, and excluding deposits secured by pledged assets) totaled $231.0 million, or 22.1% of total deposits, as of March 31, 2026. As of December 31, 2025, estimated uninsured deposits totaled $216.8 million, or 22.2% of total deposits. Management believes the Company’s on-balance sheet and other readily available liquidity sources as presented in the table above provide strong indicators of the Company’s ability to fund obligations in a stressed liquidity environment, particularly when considered relative to the Company’ uninsured deposit levels. Furthermore, in addition to the liquidity sources noted in the table above, the Company has access to additional sources of liquidity that generally could be obtained over a period of time. For example, the Company has access to unsecured brokered deposits through the wholesale funding markets.

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a quarterly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of March 31, 2026, pre-tax net interest margin and net interest income are forecasted to change over timeframes of one year and two years under the six listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	1 Year	2 Years
+1%	7	11
+2%	13	21
+3%	17	29
-1%	(1)	(5)
-2%	—	(9)
-3%	1	(11)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	1 Year	2 Years
+1%	$792	$2,563
+2%	1,467	4,837
+3%	2,032	6,799
-1%	(127)	(1,231)
-2%	(10)	(2,072)
-3%	170	(2,564)

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2026, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of March 31, 2026, that Bancshares’ disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A list of factors that could materially affect the Company’s business, financial condition and/or operating results is included in Part I, Item 1A, “Risk Factors” in the Company's 2025 Form 10-K. There have been no material changes to such risk factors. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the first quarter of 2026:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
January 1 – January 31	40,525	$14.35	40,000	1,744,813
February 1 – February 28	52,018	$15.27	52,000	1,692,813
March 1 – March 31	54,511	$15.29	54,500	1,638,313
Total	147,054	$15.02	146,500	1,638,313

(1)
554 shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the first quarter of 2026.
(2)
146,500 shares were repurchased during the first quarter of 2026 pursuant to Bancshares’ publicly announced share repurchase program, which was initially approved by the Board of Directors on January 19, 2006 and authorized the repurchase of up to 642,785 shares of common stock. Most recently, in November 2024, the Board approved the repurchase of an additional 600,000 and 1,000,000 shares in November 2025, and the extended the program's expiration date to December 31, 2026. As of March 31, 2026, Bancshares was authorized to repurchase up to 1,638,313 shares of common stock under the share repurchase program.
(3)
Average price paid per share includes shares purchased in open-market transactions by and independent trustee for Bancshares' 401(k) Plan in addition to shares repurchased pursuant to Bancshares' publicly announced share repurchase program.

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

10.1	2026 Cash Incentive Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on February 12, 2026).

10.2*	First US Bancshares, Inc. Non-Employee Director Fee Schedule

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Comprehensive Income, (iii) Interim Condensed Consolidated Statements of Operations, (iv) Interim Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.

________________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: May 7, 2026

By:	/s/ Thomas S. Elley
Thomas S. Elley
Its Senior Executive Vice President, Treasurer, Assistant Secretary and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)