Form 10-Q
period 2026-06-30
FIRST US BANCSHARES, INC.
filed 2026-08-06
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2026
Common Stock, $0.01 par value	5,504,709 shares

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash and due from banks	$11,707	$9,401
Interest-bearing deposits in banks	47,230	64,146
Total cash and cash equivalents	58,937	73,547
Federal funds sold and securities purchased under reverse repurchase agreements	4,850	4,850
Investment securities available-for-sale, at fair value (amortized cost $168,469 and $169,037; net of allowance for credit losses of $- and $-)	165,578	168,075
Investment securities held-to-maturity, at amortized cost, net of allowance for credit losses of $- and $-, (fair value 2026 - $364, 2025 - $449)	381	465
Federal Home Loan Bank stock, at cost	1,779	791
Loans and leases held for investment	860,635	853,018
Less: allowance for credit losses on loans and leases	10,882	10,704
Net loans and leases held for investment	849,753	842,314
Premises and equipment, net of accumulated depreciation	27,212	26,284
Cash surrender value of bank-owned life insurance	17,555	17,378
Accrued interest receivable	3,980	3,916
Goodwill and core deposit intangible, net	7,435	7,435
Other real estate owned	175	256
Other assets	9,984	9,474
Total assets	$1,147,619	$1,154,785
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$149,800	$153,809
Interest-bearing	848,156	874,153
Total deposits	997,956	1,027,962
Accrued interest expense	1,526	2,526
Other liabilities	7,870	7,704
Short-term borrowings	25,000	—
Long-term borrowings	10,982	10,945
Total liabilities	1,043,334	1,049,137
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 8,019,126 and 7,947,303 shares issued, respectively; 5,523,209 and 5,699,696 shares outstanding, respectively	80	79
Additional paid-in capital	16,411	16,005
Accumulated other comprehensive loss, net of tax	(1,700)	(780)
Retained earnings	124,166	121,249
Less treasury stock: 2,495,917 and 2,247,607 shares at cost, respectively	(34,672)	(30,905)
Total shareholders’ equity	104,285	105,648
Total liabilities and shareholders’ equity	$1,147,619	$1,154,785

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$12,554	$12,989	$25,045	$25,230
Interest on investment securities	1,719	1,335	3,406	2,747
Interest on deposits in banks	300	451	898	739
Other	84	79	248	156
Total interest income	14,657	14,854	29,597	28,872
Interest expense:
Interest on deposits	4,916	5,125	10,526	9,994
Interest on borrowings	241	253	356	505
Total interest expense	5,157	5,378	10,882	10,499
Net interest income	9,500	9,476	18,715	18,373
Provision for credit losses	939	2,717	1,193	3,245
Net interest income after provision for credit losses	8,561	6,759	17,522	15,128
Non-interest income:
Net gain on sales and prepayments of investment securities	455	—	458	2
Service and other charges on deposit accounts	277	278	560	566
Lease income	272	269	541	553
Other income, net	314	302	599	603
Total non-interest income	1,318	849	2,158	1,724
Non-interest expense:
Salaries and employee benefits	3,898	3,945	7,712	7,681
Net occupancy and equipment	1,016	937	1,987	1,812
Computer services	457	421	794	833
Insurance expense and assessments	408	366	823	750
Fees for professional services	310	470	638	685
Other expense	1,554	1,305	3,030	2,601
Total non-interest expense	7,643	7,444	14,984	14,362
Income before income taxes	2,236	164	4,696	2,490
Provision for income taxes	483	9	998	563
Net income	$1,753	$155	$3,698	$1,927
Basic net income per share	$0.31	$0.03	$0.65	$0.33
Diluted net income per share	$0.31	$0.03	$0.64	$0.32
Dividends per share	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net income	$1,753	$155	$3,698	$1,927
Other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available-for-sale arising during period, net of tax (benefit) expense of ($96), $259, ($368), and $930, respectively	(289)	783	(1,106)	2,794
Reclassification adjustment for net gains on securities available-for-sale realized in net income, net of tax expense of $113, $-, $113 and $-, respectively	(342)	(2)	(342)	(2)
Unrealized holding gains (losses) arising during the period on effective cash flow hedge derivatives, net of tax expense (benefit) of $76, ($45), $198 and ($148), respectively	230	(135)	600	(440)
Reclassification adjustments on cash flow hedge derivatives realized in net income, net of tax benefit of $12, $12, $24 and $24, respectively	(36)	(37)	(72)	(73)
Other comprehensive (loss) income	(437)	609	(920)	2,279
Total comprehensive income	$1,316	$764	$2,778	$4,206

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

For the three months ended June 30, 2026 and 2025 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, March 31, 2025	5,739,286	$79	$15,308	$(2,674)	$118,236	$(29,718)	$101,231
Net income	—	—	—	—	155	—	155
Net change in fair value of securities available-for-sale, net of tax	—	—	—	781	—	—	781
Net change in fair value of derivative instruments, net of tax	—	—	—	(172)	—	—	(172)
Dividends declared: $0.07 per share	—	—	—	—	(403)	—	(403)
Impact of common stock share repurchases	15,778	—	311	—	—	(11)	300
Balance, June 30, 2025	5,755,064	$79	$15,619	$(2,065)	$117,988	$(29,729)	$101,892

Balance, March 31, 2026	5,604,123	$80	$16,242	$(1,263)	$122,799	$(33,224)	$104,634
Net income	—	—	—	—	1,753	—	1,753
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(631)	—	—	(631)
Net change in fair value of derivative instruments, net of tax	—	—	—	194	—	—	194
Dividends declared: $0.07 per share	—	—	—	—	(386)	—	(386)
Impact of stock-based compensation plans, net	10,086	—	169	—	—	(8)	161
Impact of common stock share repurchases	(91,000)	—	—	—	—	(1,440)	(1,440)
Balance, June 30, 2026	5,523,209	$80	$16,411	$(1,700)	$124,166	$(34,672)	$104,285

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

For the six months ended June 30, 2026 and 2025 (Unaudited)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
Balance, December 31, 2024	5,696,171	$78	$15,540	$(4,344)	$116,865	$(29,515)	$98,624
Net income	—	—	—	—	1,927	—	1,927
Net change in fair value of securities available-for-sale, net of tax	—	—	—	2,792	—	—	2,792
Net change in fair value of derivative instruments, net of tax	—	—	—	(513)	—	—	(513)
Dividends declared: $0.14 per share	—	—	—	—	(804)	—	(804)
Reissuance of treasury stock as compensation	31,550	—	(434)	—	—	434	—
Impact of stock-based compensation plans, net	67,343	1	513	—	—	(113)	401
Impact of common stock share repurchases	(40,000)	—	—	—	—	(535)	(535)
Balance, June 30, 2025	5,755,064	$79	$15,619	$(2,065)	$117,988	$(29,729)	$101,892

Balance, December 31, 2025	5,699,696	$79	$16,005	$(780)	$121,249	$(30,905)	$105,648
Net income	—	—	—	—	3,698	—	3,698
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(1,448)	—	—	(1,448)
Net change in fair value of derivative instruments, net of tax	—	—	—	528	—	—	528
Dividends declared: $0.14 per share	—	—	—	—	(781)	—	(781)
Impact of stock-based compensation plans, net	61,013	1	406	—	—	(126)	281
Impact of common stock share repurchases	(237,500)	—	—	—	—	(3,641)	(3,641)
Balance, June 30, 2026	5,523,209	$80	$16,411	$(1,700)	$124,166	$(34,672)	$104,285

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net income	$3,698	$1,927
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	930	838
Provision for credit losses	1,193	3,245
Deferred income tax expense	281	119
Reclassification of unrealized gains on terminated derivative contracts	(96)	(97)
Stock-based compensation expense	389	381
Net accretion of securities	(527)	(312)
Amortization of intangible assets	—	37
Net gain on sales and prepayments of investment securities	(458)	(2)
Net loss on premises and equipment and other real estate	213	14
Changes in assets and liabilities:
Increase in cash surrender value of bank owned life insurance	(177)	(142)
Increase in accrued interest receivable	(64)	(279)
Decrease in other assets	98	268
Increase (decrease) in accrued interest expense	(1,000)	230
Increase (decrease) in other liabilities	320	(574)
Net cash provided by operating activities	4,800	5,653
Cash flows from investing activities:
Net decrease in federal funds sold and securities purchased under reverse repurchase agreements	—	877
Purchases of investment securities, available-for-sale	(25,433)	(9,645)
Proceeds from the sale of investment securities, available-for-sale	7,087	—
Proceeds from maturities and prepayments of investment securities, available-for-sale	19,898	24,993
Proceeds from maturities and prepayments of investment securities, held-to-maturity	84	121
Net increase in Federal Home Loan Bank stock	(988)	(485)
Net increase in loans and leases held for investment	(9,251)	(51,052)
Proceeds from the sale of premises and equipment, other real estate and repossessions	544	628
Purchases of premises and equipment	(1,815)	(2,321)
Net cash used in investing activities	(9,874)	(36,884)
Cash flows from financing activities:
Net increase (decrease) in deposits	(30,006)	14,289
Net increase in short-term borrowings	25,000	25,000
Net share-based compensation transactions	(108)	20
Repurchases of common stock	(3,641)	(535)
Dividends paid	(781)	(804)
Net cash provided by (used in) financing activities	(9,536)	37,970
Net increase (decrease) in cash and cash equivalents	(14,610)	6,739
Cash and cash equivalents, beginning of period	73,547	47,216
Cash and cash equivalents, end of period	$58,937	$53,955
Supplemental disclosures:
Cash paid for:
Interest	$11,882	$10,269
Income taxes	1,540	458
Non-cash transactions:
Assets acquired in settlement of loans	502	768
Reissuance of treasury stock as compensation	—	434

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

The Bank conducts a general commercial banking business and offers banking services such as demand, savings, individual retirement account and time deposits, personal and commercial loans, safe deposit box services and remote deposit capture. The Bank operates and serves its customers through 16 full-service banking offices located in Birmingham, Butler, Calera, Centreville, Daphne, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill, Virginia; as well as loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area. The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals. The Bank also performs indirect lending through third-party retailers and currently conducts this lending in 17 states, including Alabama, Arkansas, Florida, Georgia, Indiana, Iowa, Kansas, Kentucky, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia. The Bank is the Company’s only reportable operating segment upon which management makes decisions regarding how to allocate resources and assess performance.

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

The following table reflects the weighted average shares used to calculate basic and diluted net income per share for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Weighted average shares outstanding	5,561,014	5,745,514	5,609,919	5,729,990
Weighted average director stock equivalent shares	78,865	78,474	77,987	91,210
Basic shares	5,639,879	5,823,988	5,687,906	5,821,200
Dilutive shares	118,400	231,000	118,400	231,000
Diluted shares	5,758,279	6,054,988	5,806,306	6,052,200

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Dollars in Thousands, Except Per Share Data)
Net income	$1,753	$155	$3,698	$1,927
Basic net income per share	$0.31	$0.03	$0.65	$0.33
Diluted net income per share	$0.31	$0.03	$0.64	$0.32

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

Accounting Standards Recently Adopted

The following table provides a description of accounting standards recently adopted as of June 30, 2026.

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

Accounting Standards Not Yet Adopted

The following table provides a description of recent accounting standards that have not yet been adopted as of June 30, 2026.

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

3.
INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of June 30, 2026 and December 31, 2025 were as follows:

	Available-for-Sale
	June 30, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$111,049	$492	$(2,196)	$109,345
Commercial	7,691	26	(168)	7,549
Obligations of U.S. government-sponsored agencies	16,409	84	(397)	16,096
Obligations of states and political subdivisions	1,390	60	—	1,450
Corporate notes	16,967	66	(435)	16,598
U.S. Treasury securities	14,963	—	(423)	14,540
Total	$168,469	$728	$(3,619)	$165,578

	Held-to-Maturity
	June 30, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$124	$—	$(3)	$121
Obligations of U.S. government-sponsored agencies	257	—	(14)	243
Total	$381	$—	$(17)	$364

	Available-for-Sale
	December 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$105,403	$1,783	$(1,408)	$105,778
Commercial	7,568	84	(69)	7,583
Obligations of U.S. government-sponsored agencies	16,620	190	(306)	16,504
Obligations of states and political subdivisions	1,690	63	(3)	1,750
Corporate notes	17,764	110	(848)	17,026
U.S. Treasury securities	19,992	—	(558)	19,434
Total	$169,037	$2,230	$(3,192)	$168,075

	Held-to-Maturity
	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$163	$—	$(4)	$159
Obligations of U.S. government-sponsored agencies	302	—	(12)	290
Obligations of states and political subdivisions	—	—	—	—
Total	$465	$—	$(16)	$449

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of June 30, 2026 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$5,077	$5,065	$—	$—
Maturing after one to five years	24,575	23,696	125	123
Maturing after five to ten years	69,284	67,525	196	183
Maturing after ten years	69,533	69,292	60	58
Total	$168,469	$165,578	$381	$364

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following tables reflect fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2026 and December 31, 2025.

	Available-for-Sale
	June 30, 2026
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$55,354	$(886)	$22,763	$(1,310)
Commercial	2,168	(114)	1,669	(54)
Obligations of U.S. government-sponsored agencies	6,390	(47)	4,704	(350)
Corporate notes	—	—	14,532	(435)
U.S. Treasury securities	—	—	14,540	(423)
Total	$63,912	$(1,047)	$58,208	$(2,572)

	Held-to-Maturity
	June 30, 2026
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$121	$(3)
Obligations of U.S. government-sponsored agencies	—	—	243	(14)
Total	$—	$—	$364	$(17)

	Available-for-Sale
	December 31, 2025
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$24,202	$(187)	$22,392	$(1,221)
Commercial	—	—	3,287	(69)
Obligations of U.S. government-sponsored agencies	—	—	4,751	(306)
Obligations of states and political subdivisions	—	—	298	(3)
Corporate notes	—	—	14,915	(848)
U.S. Treasury securities	—	—	19,434	(558)
Total	$24,202	$(187)	$65,077	$(3,005)

	Held-to-Maturity
	December 31, 2025
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$159	$(4)
Obligations of U.S. government-sponsored agencies	—	—	290	(12)
Obligations of states and political subdivisions	—	—	—	—
Total	$—	$—	$449	$(16)

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

As of June 30, 2026, 77 available-for-sale debt securities had been in a loss position for more than 12 months, and 21 available-for-sale debt securities had been in a loss position for less than 12 months. As of December 31, 2025, 82 available-for-sale debt securities had been in a loss position for more than 12 months, and five available-for-sale debt securities had been in a loss position for less than 12 months. As of June 30, 2026, the Company had the current intent and ability to retain its investments for a period of time that management believes to be sufficient to allow for any anticipated recovery of fair value. As of June 30, 2026 and December 31, 2025, the losses for all available-for-sale securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Accordingly, no allowance for credit losses ("ACL") was considered necessary related to available-for-sale securities as of June 30, 2026 or December 31, 2025. Accrued interest receivable is excluded from the estimate of credit losses for available-for-sale securities. As of both June 30, 2026 and December 31, 2025, accrued interest receivable totaled $0.8 million with no related ACL and was reported in the accrued interest line on the accompanying interim condensed consolidated balance sheets.

Held-to-Maturity Credit Considerations

Each quarter, management evaluates the held-to-maturity investment portfolio on a collective basis by major security type to determine whether an ACL is needed. Qualitative factors are used in the Company’s credit loss assessments, including current and forecasted economic conditions, the characteristics of the debt issuer, and the historic ability of the issuer to make contractual principal and interest payments. Specifically, with regard to mortgage-backed securities or obligations of U.S. government sponsored agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are either backed by the full faith and credit of the U.S. government or the agency. With regard to obligations of states and political subdivisions, management considers issuer bond ratings, historical loss rates for given bond ratings, and whether the issuers continue to make timely principal and interest payments under contractual terms of the securities. Based on these evaluations, no ACL was recorded by the Company for the held-to-maturity investment portfolio as of June 30, 2026 or December 31, 2025. As of June 30, 2026 and December 31, 2025, accrued interest receivable totaled $1.2 thousand and $1.4 thousand, respectively, with no related ACL and was reported in the accrued interest line on the accompanying interim condensed consolidated balance sheets.

Pledged Securities

Investment securities with a carrying value of $58.4 million and $58.5 million as of June 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits and for other purposes.

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

As of June 30, 2026 and December 31, 2025, the composition of the loan portfolio by portfolio segment was as follows:

	June 30, 2026	December 31, 2025
Real estate loans:
Construction, land development and other land loans	$41,062	$32,618
Secured by 1-4 family residential properties	63,093	66,996
Secured by multi-family residential properties	119,362	117,769
Secured by non-residential commercial real estate	181,480	200,699
Commercial and industrial loans and leases ("C&I") (1)	46,834	48,360
Consumer loans:
Direct	4,379	4,844
Indirect	404,425	381,732
Total loans	860,635	853,018
Less: Allowance for credit losses on loans and leases	10,882	10,704
Net loans (2)	$849,753	$842,314

(1)
Includes equipment financing leases, which totaled $11.5 million as of June 30, 2026 and $12.6 million as of December 31, 2025.
(2)
Loans are presented net of unearned income and unamortized deferred fees and costs of $0.4 million and $0.6 million as of June 30, 2026 and December 31, 2025, respectively. Loans are also presented net of unamortized premiums associated with indirect loans of $17.0 million and $15.6 million as of June 30, 2026 and December 31, 2025, respectively.

Accrued interest receivable is not included in the amortized cost basis of the Company's loans held for investment ("LHFI"). As of both June 30, 2026 and December 31, 2025, accrued interest receivable for LHFI totaled $3.1 million with no related ACL and was reported in the accrued interest line on the accompanying consolidated balance sheets.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 47.1% and 49.0% of the portfolio was concentrated in loans secured by real estate as of June 30, 2026 and December 31, 2025, respectively.

Loans with a carrying value of $81.8 million and $84.4 million were pledged as collateral to secure Federal Home Loan Bank (“FHLB”) borrowings as of June 30, 2026 and December 31, 2025, respectively. In addition, loans with a carrying value of $374.8 million and $361.6 million were pledged to secure borrowings with the Federal Reserve Bank ("FRB") as of June 30, 2026 and December 31, 2025, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments were $17.6 million and $22.9 million as of June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, new loans of $0.2 million were made to related parties, and repayments of $5.5 million made by related parties. During the year ended December 31, 2025, there were new loans of $11.5 million to related parties, and no repayments made by related parties.

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

Summary of Allowances for Credit Losses

The following tables present changes in the ACL on loans and leases, as well as unfunded lending commitments, during the six months ended June 30, 2026 and 2025:

	As of and for the Six Months Ended June 30, 2026
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Residential Commercial Real estate	Commercial and Industrial	Direct Consumer	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses on loans and leases:
Beginning balance	$222	$371	$666	$1,420	$399	$51	$7,575	$10,704
Charge-offs	—	—	—	(48)	—	(3)	(1,335)	(1,386)
Recoveries		10	—	12	14	62	156	254
Provision for (recovery of) credit losses on loans and leases	(18)	(57)	(51)	(175)	(60)	(88)	1,759	1,310
Allowance for credit losses on loans and leases	$204	$324	$615	$1,209	$353	$22	$8,155	$10,882

Allowance for credit losses on unfunded lending commitments:
Beginning balance	$254	$1	$46	$64	$38	$2	$—	$405
Provision for (recovery of) credit losses on unfunded lending commitments	(66)	(1)	3	(51)	(2)	—	—	(117)
Allowance for credit losses on unfunded lending commitments	$188	$—	$49	$13	$36	$2	$—	$288

	As of and for the Six Months Ended June 30, 2025
	Construction, Land Development, and Other	Real Estate 1-4 Family	Real Estate Multi- Family	Non- Residential Commercial Real estate	Commercial and Industrial	Direct Consumer	Indirect Consumer	Total
	(Dollars in Thousands)
Allowance for credit losses on loans and leases:
Beginning balance	$352	$406	$546	$1,428	$1,531	$49	$5,872	$10,184
Charge-offs	—	—	—	—	(1,191)	(5)	(1,017)	(2,213)
Recoveries	—	11	—	—	16	107	118	252
Provision for (recovery of) credit losses on loans and leases	(69)	(5)	168	177	647	(68)	2,315	3,165
Allowance for credit losses on loans and leases	$283	$412	$714	$1,605	$1,003	$83	$7,288	$11,388

Allowance for credit losses on unfunded lending commitments:
Beginning balance	$280	$1	$43	$16	$34	$2	$—	$376
Provision for (recovery of) credit losses on unfunded lending commitments	82	—	2	(9)	5	—	—	80
Allowance for credit losses on unfunded lending commitments	$362	$1	$45	$7	$39	$2	$—	$456

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

The tables below illustrate the carrying amount of loans and leases by credit quality indicator and year of origination as of June 30, 2026, as well as gross charge-offs for the six months ended June 30, 2026.

		June 30, 2026
		Loans at Amortized Cost Basis by Origination Year
		2026	2025	2024	2023	2022	Prior	Total
		(Dollars in Thousands)
Commercial:

Construction, land development and other land loans	Pass	$5,035	$10,186	$23,483	$43	$—	$137	$38,884
	Special Mention	—	—	—	—	—	—	—
	Substandard	$—	$—	$—	$2,178	$—	$—	2,178
	Doubtful	—	—	—	—	—	—	—
	Loss	$—	$—	$—	$—	$—	$—	—
	Subtotal	$5,035	$10,186	$23,483	$2,221	$—	$137	$41,062

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by multi-family residential properties	Pass	$18,555	$1,232	$198	$17,183	$50,958	$31,236	$119,362
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$18,555	$1,232	$198	$17,183	$50,958	$31,236	$119,362

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by non-residential commercial real estate	Pass	$3,594	$4,488	$24,446	$16,045	$10,020	$118,457	$177,050
	Special Mention	—	—	—	—	—	320	320
	Substandard	—	—	—	530	2,825	755	4,110
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$3,594	$4,488	$24,446	$16,575	$12,845	$119,532	$181,480

	Current period gross charge-offs	$—	$—	$—	$—	$—	$48	$48

Commercial and industrial loans and leases	Pass	$4,393	$13,650	$11,962	$3,883	$1,647	$10,763	$46,298
	Special Mention	—	403	—	—	—	—	403
	Substandard	—	—	—	—	41	92	133
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$4,393	$14,053	$11,962	$3,883	$1,688	$10,855	$46,834

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Total commercial	Pass	$31,577	$29,556	$60,089	$37,154	$62,625	$160,593	$381,594
	Special Mention	—	403	—	—	—	320	723
	Substandard	—	—	—	2,708	2,866	847	6,421
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
		$31,577	$29,959	$60,089	$39,862	$65,491	$161,760	$388,738

	Current period gross charge-offs	$—	$—	$—	$—	$—	$48	$48

		June 30, 2026
		Loans at Amortized Cost Basis by Origination Year
		2026	2025	2024	2023	2022	Prior	Total
		(Dollars in Thousands)
Consumer:

Secured by 1-4 family residential properties	Performing	$2,871	$6,293	$3,375	$2,682	$15,154	$32,181	$62,557
	Non-performing	—	—	—	—	—	536	536
	Subtotal	$2,871	$6,293	$3,375	$2,682	$15,154	$32,717	$63,093

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Direct	Performing	$1,137	$2,026	$712	$243	$75	$186	$4,379
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$1,137	$2,026	$712	$243	$75	$186	$4,379

	Current period gross charge-offs	$2	$—	$—	$—	$—	$1	$3

Indirect	Performing	$67,751	$120,284	$39,258	$49,775	$53,417	$73,711	$404,196
	Non-performing	—	40	34	—	8	147	229
	Subtotal	$67,751	$120,324	$39,292	$49,775	$53,425	$73,858	$404,425

	Current period gross charge-offs	$52	$71	$137	$179	$206	$690	$1,335

Total consumer	Performing	$71,759	$128,603	$43,345	$52,700	$68,646	$106,078	$471,132
	Non-performing	—	40	34	—	8	683	765
		$71,759	$128,643	$43,379	$52,700	$68,654	$106,760	$471,897

	Current period gross charge-offs	$54	$71	$137	$179	$206	$691	$1,338

The tables below illustrate the carrying amount of loans and leases by credit quality indicator and year of origination as of December 31, 2025, as well as gross charge-offs for the year ended December 31, 2025.

		December 31, 2025
		Loans at Amortized Cost Basis by Origination Year
		2025	2024	2023	2022	2021	Prior	Total
		(Dollars in Thousands)
Commercial:

Construction, land development and other land loans	Pass	$3,255	$14,459	$5,678	$—	$4	$145	$23,541
	Special Mention	—	6,821	—	—	18	—	6,839
	Substandard	—	—	2,238	—	—	—	2,238
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$3,255	$21,280	$7,916	$—	$22	$145	$32,618

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by multi-family residential properties	Pass	$1,243	$200	$10,351	$68,835	$13,600	$23,540	$117,769
	Special Mention	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$1,243	$200	$10,351	$68,835	$13,600	$23,540	$117,769

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Secured by non-residential commercial real estate	Pass	$4,495	$24,887	$16,179	$21,485	$34,071	$95,071	$196,188
	Special Mention	—	—	536	2,839	—	324	3,699
	Substandard	—	—	—	—	449	363	812
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$4,495	$24,887	$16,715	$24,324	$34,520	$95,758	$200,699

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans	Pass	$14,634	$13,960	$4,396	$2,403	$3,510	$9,310	$48,213
	Special Mention	—	—	—	17	36	—	53
	Substandard	—	—	—	—	—	94	94
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
	Subtotal	$14,634	$13,960	$4,396	$2,420	$3,546	$9,404	$48,360

	Current period gross charge-offs	$—	$—	$2,215	$—	$—	$—	$2,215

Total commercial	Pass	$23,627	$53,506	$36,604	$92,723	$51,185	$128,066	$385,711
	Special Mention	—	6,821	536	2,856	54	324	10,591
	Substandard	—	—	2,238	—	449	457	3,144
	Doubtful	—	—	—	—	—	—	—
	Loss	—	—	—	—	—	—	—
		$23,627	$60,327	$39,378	$95,579	$51,688	$128,847	$399,446

	Current period gross charge-offs	$—	$—	$2,215	$—	$—	$—	$2,215

		December 31, 2025
		Loans at Amortized Cost Basis by Origination Year
		2025	2024	2023	2022	2021	Prior	Total
		(Dollars in Thousands)
Consumer:

Secured by 1-4 family residential properties	Performing	$6,018	$4,584	$2,654	$17,339	$13,902	$21,941	$66,438
	Non-performing	—	—	—	—	—	558	558
	Subtotal	$6,018	$4,584	$2,654	$17,339	$13,902	$22,499	$66,996

	Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Direct consumer	Performing	$2,902	$1,073	$426	$142	$173	$128	$4,844
	Non-performing	—	—	—	—	—	—	—
	Subtotal	$2,902	$1,073	$426	$142	$173	$128	$4,844

	Current period gross charge-offs	$—	$4	$—	$5	$—	$—	$9

Indirect consumer	Performing	$134,498	$45,268	$57,633	$60,092	$44,463	$39,347	$381,301
	Non-performing	—	—	—	43	85	303	431
	Subtotal	$134,498	$45,268	$57,633	$60,135	$44,548	$39,650	$381,732

	Current period gross charge-offs	$20	$151	$278	$512	$353	$578	$1,892

Total consumer:	Performing	$143,418	$50,925	$60,713	$77,573	$58,538	$61,416	$452,583
	Non-performing	—	—	—	43	85	861	989
		$143,418	$50,925	$60,713	$77,616	$58,623	$62,277	$453,572

	Current period gross charge-offs	$20	$155	$278	$517	$353	$578	$1,901

The following table provides an aging analysis of past due loans by class as of June 30, 2026:

	As of June 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$41,062	$41,062	$—
Secured by 1-4 family residential properties	99	—	372	471	62,622	63,093	—
Secured by multi-family residential properties	—	—	—	—	119,362	119,362	—
Secured by non-residential commercial real estate	—	—	315	315	181,165	181,480	—
Commercial and industrial loans	17	32	17	66	46,768	46,834	—
Consumer loans:
Direct	—	—	—	—	4,379	4,379	—
Indirect	909	333	228	1,470	402,955	404,425	—
Total	$1,025	$365	$932	$2,322	$858,313	$860,635	$—
As a percentage of total loans	0.12%	0.04%	0.11%	0.27%	99.73%	100.00%

The following table provides an aging analysis of past due loans by class as of December 31, 2025:

	As of December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$32,618	$32,618	$—
Secured by 1-4 family residential properties	41	—	374	415	66,581	66,996	—
Secured by multi-family residential properties	—	—	—	—	117,769	117,769	—
Secured by non-residential commercial real estate	—	—	363	363	200,336	200,699	—
Commercial and industrial loans	44	—	—	44	48,316	48,360	—
Consumer loans:
Direct	—	2	—	2	4,842	4,844	—
Indirect	1,244	294	412	1,950	379,782	381,732	—
Total	$1,329	$296	$1,149	$2,774	$850,244	$853,018	$—
As a percentage of total loans	0.16%	0.03%	0.14%	0.33%	99.67%	100.00%

The tables below present the amortized cost of loans on nonaccrual status and loans past due 90 days or more and still accruing interest as of June 30, 2026 and December 31, 2025. Also presented is the balance of loans on nonaccrual status at June 30, 2026 and December 31, 2025 for which there was no related ACL recorded.

	Loans on Non-Accrual Status
	June 30, 2026
	(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	671	370	—
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	315	—	—
Commercial and industrial loans	79	—	—
Consumer loans:			—
Direct	—	—	—
Indirect	229	—	—
Total loans	$1,294	$370	$—

	Loans on Non-Accrual Status
	December 31, 2025
	(Dollars in Thousands)
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 days or more and still accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	558	370	—
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	363	—	—
Commercial and industrial loans	—	—	—
Consumer loans:
Direct	21	—	—
Indirect	431	—	—
Total loans	$1,373	$370	$—

The following tables present the amortized cost basis of collateral dependent loans as of June 30, 2026 and December 31, 2025, which loans are individually evaluated to determine credit losses:

	June 30, 2026
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$2,178	$—	$2,178
Secured by 1-4 family residential properties	380	—	380
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	3,676	—	3,676
Commercial and industrial	—	35	35
Direct consumer	—	—	—
Total loans individually evaluated	$6,234	$35	$6,269

	December 31, 2025
	Real Estate	Other	Total
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$2,238	$—	$2,238
Secured by 1-4 family residential properties	385	—	385
Secured by multi-family residential properties	—	—	—
Secured by non-residential commercial real estate	363	—	363
Commercial and industrial	—	38	38
Direct consumer	—	—	—
Total loans individually evaluated	$2,986	$38	$3,024

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

During the six months ended June 30, 2026 and the year ended December 31, 2025, the Company did not modify any loans to borrowers experiencing financial difficulty, and there were no payment defaults on loans that were modified in the previous twelve months.

5.
OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the six months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
	(Dollars in Thousands)
Beginning balance	$256	$1,509
Additions (1)	—	—
Sales proceeds	—	(186)
Gross gains	—	35
Gross losses	—	—
Net gains	—	35
Impairment	(81)	(60)
Ending balance	$175	$1,298

(1)
Additions to other real estate owned (“OREO”) may include transfers from loans, transfers from closed branches, and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was zero as of both June 30, 2026 and 2025. In addition, the Company held $0.4 million in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of June 30, 2026. The Company did not hold any consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of June 30, 2025.

Repossessed Assets

The Company also acquires assets through the repossession of the underlying collateral of loans in default. As of both June 30, 2026 and 2025, total repossessed assets were $0.5 million. Repossessed assets are included in other assets in the Company's consolidated balance sheets.

6.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill totaled $7.4 million as of both June 30, 2026 and December 31, 2025. Goodwill is tested for impairment annually, or more often if circumstances warrant. If, as a result of impairment testing, it is determined that the fair value of goodwill is lower than its carrying amount, goodwill must be written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill impairment was neither indicated nor recorded during the six months ended June 30, 2026 or the year ended December 31, 2025.

The Company had no other intangible assets as of June 30, 2026 or December 31, 2025. During 2025, the Company completed the amortization of previously recognized core deposit premiums. Core deposit premiums were amortized over a seven-year period and were periodically evaluated, at least annually, as to the recoverability of their carrying value. No write-downs of core deposit premiums were recorded by the Company during the year ended December 31, 2025.

7.
BORROWINGS

Short-Term Borrowings

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, and short-term FHLB advances with original maturities of one year or less.

•
Federal funds purchased, which represent unsecured lines of credit that generally mature within one to 90 days, are available to the Bank through arrangements with correspondent banks and the FRB. As of June 30, 2026 and December 31, 2025, the Bank had $5.0 million and zero, respectively, in outstanding federal funds purchased.

•
Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. There were no securities sold under repurchase agreements as of both June 30, 2026 and December 31, 2025.
•
Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of June 30, 2026 and December 31, 2025, the Bank had $20.0 million and zero, respectively, in outstanding FHLB advances with original maturities of less than one year.

Long-Term Borrowings

FHLB Advances

The Company may use FHLB advances with original maturities of more than one year as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both June 30, 2026 and December 31, 2025, the Company did not have any long-term FHLB advances outstanding.

Subordinated Debt

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031 (the “Notes”). The Notes bear interest at a rate of 3.50% per annum for the first five years, after which the interest rate will be reset quarterly to a benchmark interest rate per annum which, subject to certain conditions provided in the Notes, will be equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 275 basis points. The Company used the net proceeds of the Notes for general corporate purposes, which included repurchasing of the Company’s common stock, and supporting organic growth plans, including the maintenance of the Bank's capital ratios. Net of unamortized debt issuance costs, the Notes were recorded as long-term borrowings totaling $11.0 million and $10.9 million as of June 30, 2026 and December 31, 2025, respectively. The table below provides additional information related to the Notes as of and for the six months ended June 30, 2026 and 2025.

	June 30,	June 30,
	2026	2025
	(Dollars in Thousands)
Balance at period-end	$10,982	$10,909
Average balance during the period	$10,976	$10,903
Maximum month-end balance during the period	$10,982	$10,909
Average rate paid during the period, including amortization of debt issuance costs	4.20%	4.20%
Weighted average remaining maturity (in years)	5.25	6.25

Available Credit

As an additional funding source, the Company has available unused lines of credit with correspondent banks, the FRB and the FHLB. Certain of these funding sources are subject to underlying collateral. As of June 30, 2026 and December 31, 2025, the Company’s available unused lines of credit consisted of the following:

Available Unused Lines of Credit	Collateral Requirements	June 30, 2026	December 31, 2025
Correspondent banks	None	$48.0 million	$48.0 million
FHLB advances (1)	Subject to collateral	$309.6 million	$324.1 million
FRB (2)	Subject to collateral	$191.6 million	$210.9 million

(1)
These amounts represent the total remaining credit the Company has from the FHLB, but this credit can only be utilized to the extent that underlying collateral exists. The total lendable collateral value of assets pledged (including loans and investment securities) associated with FHLB advances and letters of credit totaled $49.7 million and $50.5 million as of June 30, 2026 and December 31, 2025, respectively. The Company’s collateral exposure with the FHLB in the form of advances and letters of credit was $40.0 million and $20.0 million as of June 30, 2026 and December 31, 2025, respectively, leaving an excess of collateral of $9.7 million and $30.5 million available to utilize for additional credit as of the respective dates. The Company also has the ability to pledge additional assets to increase the availability of borrowings.

(2)
The Company has access to the FRB's discount window, which allows borrowing on pledged collateral that includes eligible investment securities and loans under 90-day terms. The amounts shown in the table represent the Company's unused borrowing capacity as of the applicable date based on collateral pledged to the FRB's discount window.

8.
INCOME TAXES

The provision for income taxes was $1.0 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate was 21.3% and 22.6%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $2.9 million and $2.8 million as of June 30, 2026 and December 31, 2025, respectively. The net deferred tax asset, which is included on the interim condensed consolidated balance sheets in other assets, is impacted by changes in the fair value of securities available-for-sale and cash flow hedges, changes in net operating loss carryforwards, changes in the allowance for credit losses, and other book-to-tax temporary differences.

9.
DEFERRED COMPENSATION PLANS

Supplemental Retirement Benefits

The Company has entered into supplemental retirement compensation benefits agreements with certain non-employee directors and former executive officers. These agreements are structured as nonqualified retirement plans for federal income tax purposes. The Company’s obligation under these agreements is accrued as deferred compensation in accordance with the terms of the individual contracts over the required service period to the date the employee is eligible to receive benefits. The Company’s deferred compensation obligation under these agreements totaled $2.2 million and $2.4 million as of June 30, 2026 and December 31, 2025, respectively.

Non-Employee Directors' Deferred Compensation Plan

Non-employee directors may elect to defer payment of all or any portion of their director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock, as applicable. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of June 30, 2026 and December 31, 2025, a total of 80,022 and 76,817 shares of Bancshares common stock, respectively, were being held as stock equivalents in connection with the Deferral Plan. All deferred fees and shares of Bancshares common stock are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity as additional paid-in capital. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

10.
STOCK AWARDS

In 2013, Bancshares’ shareholders authorized the Company to provide share-based compensation awards to eligible employees, directors and consultants of the Company and its affiliates pursuant to the 2013 Incentive Plan. Available award types included stock options, stock appreciation rights, restricted stock and restricted stock units, and performance share awards. The 2013 Incentive Plan, as amended in 2019, expired in March 2023. In April 2023, Bancshares’ shareholders approved the 2023 Incentive Plan, which authorizes the Compensation Committee of the Board of Directors to grant substantially the same types of share-based awards to eligible employees, directors and consultants. Collectively, the 2013 Incentive Plan and the 2023 Incentive Plan are herein referred to as the Company’s “Incentive Plan.” In accordance with the Incentive Plan, shares of common stock available for issuance pursuant to the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Since the origination of the Incentive Plan, through June 30, 2026, only stock options and restricted stock have been granted. Stock-based compensation expense related to stock awards totaled $0.3 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

Stock Options

Stock options have been granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms. The Company recognizes the cost of services received in exchange for stock option awards based on the grant date fair value of the award, with compensation expense recognized on a straight-line basis over the award’s vesting period. The fair value of outstanding awards was determined using the Black-Scholes option pricing model. The Company did not grant any stock options during the six months ended June 30, 2026 or 2025.

The following table summarizes the Company’s stock option activity for the periods presented.

	Six Months Ended
	June 30, 2026		June 30, 2025
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Options:
Outstanding, beginning of period	181,200	$11.29	268,250	$10.62
Granted	—	—	—	—
Exercised	55,000	10.57	31,750	8.30
Expired	7,800	8.30	5,500	8.23
Forfeited	—	—	—	—
Options outstanding, end of period	118,400	$11.72	231,000	$11.00
Options exercisable, end of period	118,400	$11.72	231,000	$11.00

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was $0.6 million and $0.5 million as of June 30, 2026 and 2025, respectively.

Restricted Stock

During the six months ended June 30, 2026 and 2025, 53,553 shares and 58,924 shares, respectively, of restricted stock were granted. Restricted stock awards granted to employees have a three-year vesting period, while awards granted to non-employee directors have a one-year vesting period. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

The following table summarizes the Company's restricted stock award activity for the periods presented.

	Six Months Ended
	June 30, 2026		June 30, 2025
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted stock awards:
Unvested shares, beginning of period	97,497	$11.98	92,599	$10.29
Granted	53,553	15.69	58,924	13.06
Released from restriction	48,126	11.60	56,809	10.51
Forfeited	3,702	14.12	2,768	11.77
Unvested shares, end of period	99,222	$14.09	91,946	$11.89

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

The following table provides a summary of the components of lease income and expense, as well as the reporting location in the interim condensed consolidated statements of operations, for the three and six months ended June 30, 2026 and 2025:

	Location in the Condensed	Three Months Ended		Six Months Ended
	Consolidated Statements of Operations	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
		(Dollars in Thousands)		(Dollars in Thousands)
Operating lease income (1)	Lease income	$272	$269	$541	$553
Operating lease expense (2)	Net occupancy and equipment	$116	$118	$239	$226

(1)
Operating lease income includes rental income from owned properties.
(2)
Includes short-term lease costs. For the three and six months ended June 30, 2026 and 2025, short-term lease costs were nominal in amount.

The following table provides supplemental lease information for operating leases on the interim condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	Location in the Condensed
	Consolidated Balance Sheets	June 30, 2026	December 31, 2025
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$1,524	$1,581
Operating lease liabilities	Other liabilities	$1,592	$1,643
Weighted-average remaining lease term (in years)		4.69	5.23
Weighted-average discount rate		4.31%	4.31%

The following table provides supplemental lease information for the interim condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30, 2026	June 30, 2025
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$238	$205

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of June 30, 2026:

Minimum Rental Payments
(Dollars in Thousands)
2026	$226
2027	340
2028	302
2029	217
2030	204
2031 and thereafter	560
Total future minimum lease payments	$1,849
Less: Imputed interest	257
Total operating lease liabilities	$1,592

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

Cash Flow Hedges

During the fourth quarter of 2025, the Company purchased two interest rate cap contracts with the objective of protecting the Company against variability in expected future cash flows attributed to changes in the designated interest rate (USD-SOFR-OIS Compound) on an aggregate notional amount of $80.0 million related to interest expense on 3-month fixed rate liabilities that will be renewed each quarter. Each contract has a notional amount of $40.0 million and was designated as a derivative instrument in cash flow hedges and is intended to mitigate the Company’s risk of loss associated with upward shifts in the designated interest rate. The contracts provide cash flow to the Company in the event the designated interest rate exceeds the respective strike rates of 3.45% and 3.60% during the contract periods of December 5, 2025 through December 5, 2028 and December 19, 2025 through December 19, 2029, respectively. As of June 30, 2026, the hedge relationships for both interest rate cap contracts were designated effective, and accordingly, changes in the fair value of the contracts were included as an adjustment to accumulated other comprehensive income.

In March 2025, the Company purchased an interest rate floor contract with the objective of protecting the Company against variability in expected future cash flows attributed to changes in the designated interest rate (1 Month CME Term SOFR) on the notional amount of $20.0 million based on interest receipts on loans and securities indexed to the designated interest rate. The contract was designated as a derivative instrument in cash flow hedges and is intended to mitigate the Company’s risk of loss associated with downward shifts in the designated interest rate. The contract will provide cash flow to the Company in the event the designated interest rate decreases below 3.05% before the contract’s designated termination date of March 15, 2029. As of June 30, 2026, the hedge relationship for the floor contract was designated effective, and accordingly, changes in the fair value of the contract were included as an adjustment to accumulated other comprehensive income.

Derivative Contracts Not Receiving Hedge Accounting Treatment

Customer-Related Interest Rate Swaps – The Company enters into interest rate swap contracts with certain loan customers. As of June 30, 2026, the aggregate notional amount of these contracts was $11.6 million. The swaps are intended to assist those borrowers in managing interest rate risk. To mitigate the Company’s exposure arising from these customer-related derivatives, the Company enters into corresponding offsetting interest rate swap contracts with third-party counterparties on matching notional amounts. The customer-related derivatives and the offsetting derivatives are not designated as hedging instruments, and accordingly, changes in the fair value of the contracts are recorded as non-interest income or expense. These contracts are intended to economically offset the Company’s exposure to changes in interest rates arising from the customer-related derivative activity.

Credit Derivatives - During 2024, the Company entered into three credit risk participation agreements on the notional amount of $23.3 million in the aggregate. These agreements are with lead participant banks with which the Company shares participation loans. The Company is the guarantor under these agreements to provide reimbursement of losses resulting from a third-party default on the underlying swap. For participating in the agreements, the Company received one-time fees which were initially included in other liabilities. The derivatives are not eligible for hedge accounting treatment. Accordingly, valuation changes are recorded directly to non-interest income.

Previously Terminated Hedges

During the fourth quarter of 2025, the Company voluntarily terminated two forward starting interest rate swap contracts for a nominal settlement amount. Each of the contracts had a $20.0 million notional amount, or $40.0 million in the aggregate. The swaps were previously designated as cash flow hedges. As a result of the terminations, the related hedge relationships were discontinued, and the amounts previously recorded in accumulated other comprehensive income were reclassified into earnings.

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

During the first quarter of 2023, the Company voluntarily terminated two interest rate swap contracts, each with notional amounts of $10.0 million, or an aggregate amount of $20.0 million. The swaps were previously designated as cash flow hedges. The termination resulted in a net unrealized gain totaling $1.1 million. The unrealized gain was initially recorded in accumulated other comprehensive income, net of tax, and is being reclassified to reduce interest expense over the original terms of the swap contracts. Remaining unrealized gains associated with these terminated cash flow hedges totaled $16 thousand and $0.1 million as of June 30, 2026 and December 31, 2025, respectively.

Presentation

The table below reflects the notional amount and fair value of active derivative instruments included on the Company’s consolidated balance sheets on a net basis as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026		As of December 31, 2025
		Estimated		Estimated
		Fair Value		Fair Value
	Notional Amount	Gain (Loss) (1)	Notional Amount	Gain (Loss) (1)
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate floors	$20,000	78	$20,000	166
Interest rate caps	$80,000	1,481	$80,000	795
Total cash flow hedges		$1,559		$961
Total derivatives designated as hedging instruments, net		1,559		961
Derivatives not designated as hedging instruments:
Credit risk participation agreements	$23,314	(36)	$18,649	(46)
Customer-related interest rate swaps	$11,640	89	$11,776	106
Customer-related interest rate swaps	$11,640	(89)	$11,776	(106)
Total derivatives not designated as hedging instruments, net		$(36)		$(46)

(1)
Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities in the consolidated balance sheets.

The following table presents the net effects of derivative instruments on the Company’s interim condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025. The effects, which include the reclassification of unrealized gains on terminated swap contracts, are presented as either an increase or decrease to income before income taxes in the relevant caption of the Company’s interim condensed consolidated statements of operations.

Location in the Condensed		Three Months Ended		Six Months Ended
Consolidated Statements of Operations		June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
		(Dollars in Thousands)		(Dollars in Thousands)
Interest income	Interest and fees on loans	$(18)	$(19)	$(37)	$(48)
Interest expense	Interest on deposits	1	140	(6)	237
Non-interest income	Other non-interest income	12	(3)	11	(20)
Non-interest expense	Other non-interest expense	—	(8)	—	(12)
	Net increase (decrease) to income before income taxes	$(5)	$110	$(32)	$157

13.
OTHER OPERATING INCOME AND EXPENSE

Other Operating Income

Other operating income for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Dollars in Thousands)
Bank-owned life insurance	$142	$138	$283	$275
ATM fee income	86	98	150	182
Other income	86	66	166	146
Total	$314	$302	$599	$603

Other Operating Expense

Other operating expense for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Dollars in Thousands)
Postage, stationery and supplies	$134	$140	$275	$289
Telephone/data communication	212	186	461	385
Collection and recoveries	99	96	178	166
Directors fees	126	101	246	194
Software amortization	156	107	302	215
Other real estate/foreclosure expense, net	44	24	95	44
Other expense	783	651	1,473	1,308
Total	$1,554	$1,305	$3,030	$2,601

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

	June 30, 2026	December 31, 2025
	(Dollars in Thousands)
Standby letters of credit	$—	$—
Standby performance letters of credit	$692	$722
Commitments to extend credit	$97,867	$122,365

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of June 30, 2026 and December 31, 2025, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

At each quarter end date, the Company calculates an allowance for unfunded lending commitments, including those described in the table above. The Company's allowance for unfunded commitments totaled $0.3 million and $0.4 million as of June 30, 2026 and December 31, 2025, respectively. Additional discussion related to the calculation of the allowance for unfunded commitments is included in Note 4, "Loans and Leases."

Self-Insurance

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates a liability for the ultimate costs to settle known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies' incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both June 30, 2026 and December 31, 2025. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the six months ended June 30, 2026 or the year ended December 31, 2025.

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

The following table presents assets and liabilities measured at net fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

	Fair Value Measurements as of June 30, 2026 Using
	Totals At June 30, 2026	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$109,345	$—	$109,345	$—
Commercial	7,549	—	7,549	—
Obligations of U.S. government-sponsored agencies	16,096	—	16,096	—
Obligations of states and political subdivisions	1,450	—	1,450	—
Corporate notes	16,598	—	16,598	—
U.S. Treasury securities	14,540	14,540	—	—
Derivative contracts:
Other assets - interest rate caps	1,481	—	1,481	—
Other assets - interest rate floors	78	—	78	—
Other assets - customer-related interest rate swaps	89	—	89	—
Other liabilities - customer-related interest rate swaps	89	—	89	—
Other liabilities - credit risk participation agreements	36	—	36	—

	Fair Value Measurements as of December 31, 2025 Using
	Totals At December 31, 2025	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$105,778	$—	$105,778	$—
Commercial	7,583	—	7,583	—
Obligations of U.S. government-sponsored agencies	16,504	—	16,504	—
Obligations of states and political subdivisions	1,750	—	1,750	—
Corporate notes	17,026	—	17,026	—
U.S. Treasury securities	19,434	19,434	—	—
Derivative contracts:
Other assets - interest rate caps	795	—	795	—
Other assets - interest rate floors	166	—	166	—
Other assets - customer-related interest rate swaps	106	—	106	—
Other liabilities - customer-related interest rate swaps	106	—	106	—
Other liabilities - credit risk participation agreements	46	—	46	—

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

OREO and Other Assets Held-for-Sale

OREO and other assets held-for-sale consist of collateral obtained through foreclosure or repossession and are recorded at net realizable value, less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the collateral and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the collateral and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically significant unobservable inputs for determining fair value.

As of June 30, 2026 and December 31, 2025, included within OREO and other assets held-for-sale were certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Company that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

The following table presents the balances of collateral dependent loans and OREO and other assets held-for-sale measured at fair value on a non-recurring basis as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements as of June 30, 2026 Using
	Totals At June 30, 2026	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Collateral dependent loans	$161	$—	$—	$161
OREO and other assets held-for-sale	636	—	—	636

	Fair Value Measurements as of December 31, 2025 Using
	Totals At December 31, 2025	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Collateral dependent loans	$161	$—	$—	$161
OREO and other assets held-for-sale	256	—	—	256

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following tables present information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2026 and December 31, 2025. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of June 30, 2026 and December 31, 2025 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value June 30, 2026	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Collateral dependent loans	$161	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	9.5%

OREO and other assets held-for-sale	$636	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	9.5%

	Level 3 Significant Unobservable Input Assumptions
	Fair Value December 31, 2025	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Collateral dependent loans	$161	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%-10%	9.5%

OREO and other assets held-for-sale	$256	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%-10%	9.5%

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

The estimated net fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$58,937	$58,937	$58,937	$—	$—
Investment securities available-for-sale	165,578	165,578	14,540	151,038	—
Investment securities held-to-maturity	381	364	—	364	—
Federal funds sold and securities purchased under reverse repurchase agreements	4,850	4,850	—	4,850	—
Federal Home Loan Bank stock	1,779	1,779	—	—	1,779
Loans, net of allowance for credit losses	849,753	805,669	—	—	805,669
Other assets - interest rate caps	1,481	1,481	—	1,481	—
Other assets - interest rate floors	78	78	—	78	—
Other assets - customer-related interest rate swaps	89	89	—	89	—
Liabilities:
Deposits	997,956	929,361	—	929,361	—
Short-term borrowings	25,000	25,000	—	25,000	—
Long-term borrowings	10,982	10,432	—	10,432	—
Other liabilities - customer-related interest rate swaps	89	89	—	89	—
Other liabilities - credit risk participation agreements	36	36	—	36	—

	December 31, 2025
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$73,547	$73,547	$73,547	$—	$—
Investment securities available-for-sale	168,075	168,075	19,434	148,641	—
Investment securities held-to-maturity	465	449	—	449	—
Federal funds sold	4,850	4,850	—	4,850	—
Federal Home Loan Bank stock	791	791	—	—	791
Loans, net of allowance for credit losses	842,314	817,766	—	—	817,766
Other assets - interest rate caps	795	795	—	795	—
Other assets - interest rate floors	166	166	—	166	—
Other assets - customer-related interest rate swaps	106	106	—	106	—
Liabilities:
Deposits	1,027,962	973,141	—	973,141	—
Long-term borrowings	10,945	10,126		10,126	—
Other liabilities - customer-related interest rate swaps	106	106	—	106	—
Other liabilities - credit risk participation agreements	46	46	—	46	—

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

The table below provides information related to the Company's Bank operating segment for the three and six months ended June 30, 2026 and 2025:

	Bank Segment
	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(Dollars in Thousands)		(Dollars in Thousands)
Income:
Interest income	$14,657	$14,854	$29,597	$28,872
Non-interest income	1,318	849	2,158	1,724
Total income	15,975	15,703	31,755	30,596
Less:
Interest expense	5,157	5,378	10,882	10,499
Provision for credit losses	939	2,717	1,193	3,245
Salaries and employee benefits	3,898	3,945	7,712	7,681
Net occupancy and equipment	1,016	937	1,987	1,812
Computer services	457	421	794	833
Insurance expense and assessments	408	366	823	750
Fees for professional services	310	470	638	685
Postage, stationery and supplies	134	140	275	289
Telephone/data communication	212	186	461	385
Collection and recoveries	99	96	178	166
Directors fees	126	101	246	194
Software amortization	156	107	302	215
Other real estate/foreclosure expense, net	44	24	95	44
Other segment items (1)	783	651	1,473	1,308
Provision for income taxes	483	9	998	563
Total expense	14,222	15,548	28,057	28,669
Segment net income	$1,753	$155	$3,698	$1,927

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

The Bank conducts a general commercial banking business and offers banking services such as demand, savings, individual retirement account and time deposits, personal and commercial loans, safe deposit box services and remote deposit capture. The Bank operates and serves its customers through 16 full-service banking offices located in Birmingham, Butler, Calera, Centreville, Daphne, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill, Virginia; as well as loan production offices in Mobile, Alabama and the Chattanooga, Tennessee area. The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals. The Bank also performs indirect lending through third-party retailers and currently conducts this lending in 17 states, including Alabama, Arkansas, Florida, Georgia, Indiana, Iowa, Kansas, Kentucky, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia. The Bank is the Company’s only reportable operating segment upon which management makes decisions regarding how to allocate resources and assess performance.

Delivery of the best possible financial services to customers remains an overall operational focus of the Company. The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 152 full-time equivalent employees (as of June 30, 2026), to ensure customer satisfaction and convenience.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of June 30, 2026 to December 31, 2025, while comparing income and expense for the six months ended June 30, 2026 and 2025. All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

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

RECENT MARKET CONDITIONS

During the six months ended June 30, 2026, the banking industry continued to operate in an environment characterized by elevated economic uncertainty, inflation remaining above the Federal Reserve’s long-term objective, and generally stable labor market conditions. U.S. economic activity continued to expand during the first half of 2026. According to the U.S. Bureau of Economic Analysis’ advance estimate released on July 30, 2026, real gross domestic product ("GDP") increased at an annual rate of 1.5% during the second quarter of 2026, compared with 2.1% during the first quarter of 2026. This modest second-quarter growth reflected increases in consumer spending, investments and exports that were partially offset by decreased government spending.

Market interest rates, including U.S. Treasury yields, remained volatile and generally increased during the first six months of 2026, with increases accelerating following the inception of the military conflict with Iran in February 2026. The yield on the 10-year U.S. Treasury increased from approximately 4.18% at December 31, 2025 to approximately 4.44% at June 30, 2026, after reaching higher levels during May. This increase in longer-term rates reflected resilient economic data, despite elevated inflation expectations, supply disruptions resulting from the conflict in the Middle East, tariff-related price pressures, and changing market expectations regarding the timing and direction of future monetary policy actions. Kevin Warsh assumed the role of chairman of the Federal Reserve and Chairman of the Federal Open Market Committee (the "FOMC") in May 2026. In this role, Chairman Warsh has created five task forces to reexamine all aspects of monetary policy decision making, including the nature and level of communication by the FOMC, management of the Federal Reserve’s balance sheet, data used by the FOMC, productivity and the job market, and inflation. The timing, magnitude and effects of any changes in the policies or priorities of the Federal Reserve or the FOMC cannot be predicted with certainty at this time. At both its June and July 2026 meetings, the Federal Reserve maintained the target range for the federal funds rate at 3.50% to 3.75% and continued to indicate that inflation remained elevated relative to its long-term objective.

Uncertainty also remained elevated with respect to U.S. fiscal and trade policy, including the current and potential effects of tariffs implemented or announced by the Trump administration and the possibility of additional policy changes. Tariffs, higher energy costs, and other supply-related pressures may affect inflation, consumer demand, business investment, and global supply chains. Geopolitical risks, including the conflict involving Iran, continued unrest elsewhere in the Middle East, and the ongoing war in Ukraine, also contributed to broader global economic uncertainty. These factors may continue to affect business sentiment, commodity and energy markets, supply chains, financial markets, and overall economic activity.

In the Company’s local markets, competitive pressures for both loans and deposits remained elevated during the six months ended June 30, 2026. Commercial lending activity remained measured as business customers continued to assess the effects of elevated borrowing costs, interest rate movements, geopolitical developments, trade policy, and broader economic uncertainty on their operations and investment decisions. Consumer spending trends remained mixed on a macroeconomic basis; however, the Company continued to experience growth in consumer indirect lending, primarily within higher-credit-quality segments.

The competitive environment, together with elevated funding costs and ongoing economic, geopolitical, trade, and policy uncertainty, continues to present challenges to maintaining and improving the Company’s net interest margin. Management continues to closely monitor these conditions and believes the Company remains well positioned to respond to a range of economic outcomes. However, adverse changes in economic conditions, credit quality, loan demand, competitive dynamics, deposit pricing, geopolitical developments, trade or fiscal policy, or interest rate movements could negatively affect the Company’s financial condition and results of operations.

EXECUTIVE OVERVIEW

The Company earned net income of $1.8 million, or $0.31 per diluted common share, during the three months ended June 30, 2026, compared to $0.2 million, or $0.03 per diluted common share, for the three months ended June 30, 2025. For the six months ended June 30, 2026, net income totaled $3.7 million, or $0.64 per diluted share, compared to $1.9 million, or $0.32 per diluted share, for the six months ended June 30, 2025. The increase in net income comparing both the three months and six months ended June 30, 2026 to the corresponding periods of 2025 resulted primarily from a decrease in the Company’s provision for credit losses on loans and leases, and to a lesser extent, realized gains on the sale of investment securities recorded during the 2026 periods. These increases in net income were partially offset by increases in non-interest expense comparing the six months ended June 30, 2026 to the six months ended June 30, 2025.

Summarized condensed consolidated statements of operations are included below for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
	(Dollars in Thousands, Except Per Share Data)
Interest income	$14,657	$14,854	$29,597	$28,872
Interest expense	5,157	5,378	10,882	10,499
Net interest income	9,500	9,476	18,715	18,373
Provision for credit losses	939	2,717	1,193	3,245
Net interest income after provision for credit losses	8,561	6,759	17,522	15,128
Non-interest income	1,318	849	2,158	1,724
Non-interest expense	7,643	7,444	14,984	14,362
Income before income taxes	2,236	164	4,696	2,490
Provision for income taxes	483	9	998	563
Net income	$1,753	$155	$3,698	$1,927
Basic net income per share	$0.31	$0.03	$0.65	$0.33
Diluted net income per share	$0.31	$0.03	$0.64	$0.32
Dividends per share	$0.07	$0.07	$0.14	$0.14

The discussion that follows summarizes the most significant activity that drove changes in the Company’s operating results during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Net Interest Income and Margin

Net interest income increased by $0.3 million, or 1.9%, comparing the six months ended June 30, 2026 to the six months ended June 30, 2025. The increase resulted from growth in average interest-earning asset balances comparing the two periods. Average interest-earning assets increased by $48.2 million, or 4.6%, comparing the six months ended June 30, 2026 to the corresponding period of 2025. Earning asset growth was reflected in total loans, investment securities, federal funds sold and interest-bearing deposits with other financial institutions. The increase in interest income was partially offset by volume-related increases in interest expense associated with interest-bearing liabilities. While the increase in earning assets was favorable to the Company’s net interest income, net interest margin decreased as the average yield on interest-earnings assets declined at a faster pace than the average rate on interest-bearing liabilities. Net interest margin was 3.46% for the six months ended June 30, 2026, compared to 3.56% for the six months ended June 30, 2025.

Provision for Credit Losses

For the six months ended June 30, 2026, the Company recorded a provision for credit losses of $1.2 million, compared to $3.2 million for the six months ended June 30, 2025. The decreased provision comparing the first half of 2026 to the corresponding period of 2025 resulted primarily from provisioning for specifically identified commercial loans in 2025. The credit issues associated with additional provisioning on these loans were resolved later in 2025, and accordingly, the same level of provisioning was not repeated during the six months ended June 30, 2026. As of June 30, 2026, the Company’s allowance for credit losses ("ACL") on loans and leases as a percentage of total loans was 1.26%, compared to 1.25% as of December 31, 2025.

Non-interest Income

Non-interest income totaled $2.2 million for the six months ended June 30, 2026, compared to $1.7 million for the six months ended June 30, 2025. The increase resulted primarily from $0.5 million in gains on sale of investment securities during the six months ended June 30, 2026 that did not occur during the corresponding period of 2025.

Non-interest Expense

Non-interest expense totaled $15.0 million for the six months ended June 30, 2026, compared to $14.4 million for the six months ended June 30, 2025. The increased expense resulted primarily from inflationary increases in various expense categories, as well as increased occupancy expenses associated with expansion of the Company’s banking center footprint.

Total Assets

As of June 30, 2026, the Company’s assets totaled $1,147.6 million, compared to $1,154.8 million as of December 31, 2025, a decrease of 0.6%.

Loans

Total loans increased by $7.6 million, or 0.9%, as of June 30, 2026, compared to December 31, 2025. Loan growth in the construction and consumer indirect categories was partially offset by decreases in other categories, most notably in non-residential commercial real estate. The decrease in commercial real estate loans resulted primarily from the payoff of real estate projects that were anticipated in the normal course of the project life cycle. The growth in the construction category was consistent with economic growth in the Company’s service territories, while the growth in the indirect category was consistent with typical seasonal trends. The indirect lending platform focuses on consumer lending at the higher end of the credit spectrum. Collateral financed in the indirect portfolio primarily includes boats, recreational vehicles, campers, horse trailers and cargo trailers. The weighted average credit score of indirect loans funded was 785 as of June 30, 2026.

The Company remains focused on efforts in multiple commercial and consumer loan categories, seeking to enhance diversification while growing the portfolio. For the six months ended June 30, 2026, average total loan balances increased by $11.3 million, or 1.3%, compared to the six months ended June 30, 2025.

Asset Quality

Nonperforming assets, including loans in non-accrual status, other real estate owned, and repossessed assets, totaled $1.9 million as of June 30, 2026, an increase from $1.6 million as of December 31, 2025. As a percentage of total assets, nonperforming assets increased to 0.17% as of June 30, 2026, compared to 0.14% as of December 31, 2025. Net charge-offs as a percentage of average loans totaled 0.27% during the six months ended June 30, 2026, compared to 0.47% during the six months ended June 30, 2025. The decrease in net charge-offs comparing the six months ended June 30, 2026, to the six months ended June 30, 2025 was due to the partial charge off in the six months ended June 30, 2025 of one individually evaluated commercial loan totaling $1.2 million that was not repeated in the six months ended June 30, 2026.

Deposits

Total deposits decreased by $30.0 million, or 2.9%, during the six months ended June 30, 2026. Included in this decrease were $20.1 million in wholesale brokered time deposits that matured and were not replaced. The remaining decrease was comprised of reductions of $19.2 million in retail time deposits and $4.0 million in non-interest-bearing demand deposits, partially offset by an increase in interest-bearing demand deposits of $13.3 million. The decrease in wholesale deposits, as well as other interest-bearing time deposits, assisted management’s efforts to reduce overall deposit costs, while maintaining an appropriate level of core funding. Core deposits, which exclude time deposits of $250 thousand or more and all wholesale brokered deposits, totaled $835.2 million, or 83.7% of total deposits, as of June 30, 2026, compared to $838.3 million, or 81.6% of total deposits, as of December 31, 2025. The average rate on deposits totaled 2.08% during the six months ended June 30, 2026, compared to 2.07% during the six months ended June 30, 2025. While deposit costs increased slightly comparing the two six-month periods, the more recent trend in 2026 was favorable. Deposit costs decreased to 1.98% during the three months ended June 30, 2026, compared to 2.18% during the three months ended March 31, 2026, and 2.08% during the three months ended June 30, 2025.

In the current environment, significant competitive pressure remains to acquire and maintain deposit balances. The Company remains focused on efforts to grow deposits while maintaining pricing discipline. Part of this strategy includes growth in deposit gathering banking centers. Consistent with these efforts, in May 2026, the Company opened a new banking center office in Daphne, Alabama to the public. This location represents the Bank’s initial deposit gathering facility in the Daphne/Mobile area. In addition, in April 2026, the Company purchased an office in Orange Beach, Alabama, which is expected to serve as a banking center following the completion of renovations. The location is expected to open to the public in 2027.

Cash and Investment Securities

As of June 30, 2026, the Company held cash, federal funds sold and securities purchased under reverse repurchase agreements totaling $63.8 million, or 5.6% of total assets, compared to $78.4 million, or 6.8% of total assets, as of December 31, 2025. Investment securities, including both the available-for-sale and held-to-maturity portfolios, totaled $166.0 million as of June 30, 2026, compared to $168.5 million as of December 31, 2025. During the six months ended June 30, 2026, the Company purchased $25.4 million of investment securities at market rates in existence at the time of purchase. In addition, the Company sold investment securities with a principal balance totaling $7.1 million and recorded a gain on sale totaling $0.5 million during the six months ended June 30, 2026. These purchases and sales, combined with the maturity and paydown of investment securities at lower rates, have led to continued improvement in yield on the portfolio. The average yield on investment securities, including both available-for-sale and held to maturity securities, totaled 3.92% for the six months ended June 30, 2026, compared to 3.45% for the six months ended June 30, 2025. As of June 30, 2026, the expected average life of securities in the investment portfolio was 3.6 years, compared to 3.7 years as of December 31, 2025.

Shareholders’ Equity

As of June 30, 2026, shareholders’ equity totaled $104.3 million, or 9.09% of total assets, compared to $105.6 million, or 9.15% of total assets, as of December 31, 2025. While earnings, net of dividends paid, increased shareholders’ equity during the six months ended June 30, 2026, the increase was fully offset by share repurchases, combined with an increase in the Company’s accumulated other comprehensive loss resulting from the increasing interest rate environment and the sale of investment securities in gain positions during the period.

Cash Dividends

During both the six months ended June 30, 2026 and 2025, the Company declared cash dividends totaling $0.14 per share on its common stock.

Share Repurchases

During the six months ended June 30, 2026, the Company completed the repurchase of 237,500 shares of its common stock at a weighted average price of $15.33 per share. The repurchases were completed under the Company’s previously announced share repurchase program, which was most recently expanded during the fourth quarter of 2025. As of June 30, 2026, 1,547,313 shares remained available for repurchase under the program.

Regulatory Capital

During the six months ended June 30, 2026, the Bank continued to maintain capital ratios at higher levels than required to be considered a “well-capitalized” institution under applicable banking regulations. As of June 30, 2026, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 10.85%. Its total capital ratio was 12.02%, and its Tier 1 leverage ratio was 9.16%.

Liquidity

As of June 30, 2026, the Company continued to maintain funding capacity sufficient to provide adequate liquidity for loan growth, capital expenditures and ongoing operations. The Company benefits from a strong core deposit base, a liquid investment securities portfolio and access to funding from a variety of sources, including federal funds lines with other banking institutions, FHLB advances, the FRB's discount window, and brokered deposits.

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

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three and six months ended June 30, 2026 and 2025. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	June 30, 2026			June 30, 2025
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
ASSETS
Interest-earning assets:
Loans (1)	$853,798	$12,554	5.90%	$857,707	$12,989	6.07%
Investment securities	174,606	1,719	3.95%	154,576	1,335	3.46%
Federal Home Loan Bank stock	1,429	22	6.18%	1,320	26	7.90%
Federal funds sold and securities purchased under reverse repurchase agreements	6,498	62	3.83%	4,850	53	4.38%
Interest-bearing deposits in banks	33,320	300	3.61%	40,710	451	4.44%
Total interest-earning assets	1,069,651	14,657	5.50%	1,059,163	14,854	5.63%

Noninterest-earning assets	64,803			63,179
Total assets	$1,134,454			$1,122,342

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand deposits	$207,143	$350	0.68%	$203,734	$438	0.86%
Money market/savings deposits	327,283	1,995	2.44%	273,185	1,743	2.56%
Time deposits	311,093	2,571	3.31%	356,602	2,944	3.31%
Total interest-bearing deposits	845,519	4,916	2.33%	833,521	5,125	2.47%
Noninterest-bearing demand deposits	150,638	—	—	155,432	—	—
Total deposits	996,157	4,916	1.98%	988,953	5,125	2.08%
Borrowings	24,281	241	3.98%	22,966	253	4.42%
Total funding liabilities	1,020,438	5,157	2.03%	1,011,919	5,378	2.13%

Other noninterest-bearing liabilities	9,477			9,100
Shareholders’ equity	104,539			101,323
Total liabilities and shareholders' equity	$1,134,454			$1,122,342

Net interest income (2)		$9,500			$9,476
Net interest margin			3.56%			3.59%

(1)

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $1.4 million and $3.0 million for the three months ended June 30, 2026 and 2025, respectively.

(2)	Loan fees are included in interest amounts presented. Loan fees totaled $0.2 million for both the three months ended June 30, 2026 and 2025.

	Six Months Ended			Six Months Ended
	June 30, 2026			June 30, 2025
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
ASSETS
Interest-earning assets:
Loans (1)	$852,519	$25,045	5.92%	$841,210	$25,230	6.05%
Investment securities	175,154	3,406	3.92%	160,377	2,747	3.45%
Federal Home Loan Bank stock	1,113	34	6.16%	1,331	50	7.58%
Federal funds sold and securities purchased under reverse repurchase agreements	11,077	214	3.90%	4,850	106	4.41%
Interest-bearing deposits in banks	49,603	898	3.65%	33,505	739	4.45%
Total interest-earning assets	1,089,466	29,597	5.48%	1,041,273	28,872	5.59%

Noninterest-earning assets	64,351			63,664
Total assets	$1,153,817			$1,104,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand deposits	$208,900	750	0.72%	$207,909	$930	0.90%
Money market/savings deposits	328,886	4,123	2.53%	265,160	3,287	2.50%
Time deposits	332,281	5,653	3.43%	343,494	5,777	3.39%
Total interest-bearing deposits	870,067	10,526	2.44%	816,563	9,994	2.47%
Noninterest-bearing demand deposits	150,539	—	—	155,363	—	—
Total deposits	1,020,606	10,526	2.08%	971,926	9,994	2.07%
Borrowings	17,655	356	4.07%	23,184	505	4.39%
Total funding liabilities	1,038,261	10,882	2.11%	995,110	10,499	2.13%

Other noninterest-bearing liabilities	10,395			9,294
Shareholders’ equity	105,161			100,533
Total liabilities and shareholders' equity	$1,153,817			$1,104,937

Net interest income (2)		$18,715			$18,373
Net interest margin			3.46%			3.56%

(1)

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans averaged $1.4 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively.

(2)	Loan fees are included in interest amounts presented. Loan fees totaled $0.4 million for both the six months ended June 30, 2026 and 2025.

The following tables summarize the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Compared to			Compared to
	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:			Due to Change In:
	Volume	Average Yield/Rate	Net	Volume	Average Yield/Rate	Net
	(Dollars in Thousands)
Interest earned on:
Total loans	$(59)	$(376)	$(435)	$339	$(524)	$(185)
Investment securities	173	211	384	253	406	659
Federal Home Loan Bank stock	2	(6)	(4)	(8)	(8)	(16)
Federal funds sold and securities purchased under reverse repurchase agreements	18	(9)	9	136	(28)	108
Interest-bearing deposits in banks	(82)	(69)	(151)	355	(196)	159
Total interest-earning assets	52	(249)	(197)	1,075	(350)	725
Interest expense on:
Demand deposits	7	(95)	(88)	4	(184)	(180)
Money market/savings deposits	345	(93)	252	790	46	836
Time deposits	(376)	3	(373)	(189)	65	(124)
Borrowings	14	(26)	(12)	(120)	(29)	(149)
Total interest-bearing liabilities	(10)	(211)	(221)	485	(102)	383
Increase (decrease) in net interest income	$62	$(38)	$24	$590	$(248)	$342

Interest income increased by $0.7 million, comparing the six months ended June 30, 2026 to the six months ended June 30, 2025. The increase in interest income resulted from a $1.1 million increase attributable to growth in average interest-earning assets, partially offset by a $0.4 million decrease attributable to lower average yields on interest-earning assets. With the exception of investment securities, yields in all earning asset categories declined comparing the six months ended June 30, 2026 to the six months ended June 30, 2025, as short-term interest rates generally declined comparing the two periods.

Interest expense increased by $0.4 million, comparing the six months ended June 30, 2026 to the six months ended June 30, 2025. The increase resulted primarily from an increase in volume associated with money market accounts, and to a lesser extent, increased rates on both money market and time deposits. These increases were partially offset by reductions in average balances of time deposits and borrowings, as well as rates associated with demand deposits, time deposits and borrowings.

The Company’s net interest income and net interest margin during the six months ended June 30, 2026 continued to be impacted by variability in the interest rate environment. Notably, between September and December 2025, the federal funds rate was reduced by 75 basis points, and generally, the Company’s interest-earning assets repriced downward more quickly than interest-bearing liabilities, reducing the Company’s net interest margin to 3.46% during the six months ended June 30, 2026, compared to 3.56% during the six months ended June 30, 2025. While management is continuing efforts to improve net interest margin, the results of these efforts cannot be fully predicted. Should market interest rates increase or decrease at significant levels, particularly over a short period of time, the Company’s net interest margin and net interest income could be negatively impacted.

Provision for Credit Losses

For the six months ended June 30, 2026, the Company recorded a provision for credit losses of $1.2 million, compared to $3.2 million for the six months ended June 30, 2025. The decreased provision comparing the first six months of 2026 to the corresponding period of 2025 resulted primarily from provisioning for specifically identified commercial loans in 2025. The credit issues associated with additional provisioning on these loans were resolved later in 2025 and, accordingly, the same level of provisioning was not repeated during the six months ended June 30, 2026. Net charge-offs totaled $1.1 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the Company’s ACL as a percentage of total loans and leases was 1.26%, compared to 1.25% as of December 31, 2025. Comparing June 30, 2026 to December 31, 2025, the ACL was increased by changes in economic forecasting associated with the Company’s credit forecasting model, including the expected impact of higher inflation and a higher Federal funds rate. While we believe that the methodologies and calculations that have been used in the determination of the ACL are adequate, the determination of the appropriateness of the ACL is complex and requires judgment by management about the effects of matters that are inherently uncertain. Factors beyond our control, such as changes in economic forecasts related to the national economy, changes in consumer behavior, or economic deterioration in service areas in which the Company operates, may negatively and materially affect asset quality and the adequacy of the ACL, as well as the resulting provision for credit losses.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Service charges and other fees on deposit accounts	$277	$278	$(1)	(0.4)%	$560	$566	$(6)	(1.1)%
Bank-owned life insurance	142	138	4	2.9%	283	275	8	2.9%
Net gain on sales and prepayments of investment securities	455	—	455	NM	458	2	456	NM
Lease income	272	269	3	1.1%	541	553	(12)	(2.2)%
ATM fee income	86	98	(12)	(12.2)%	150	182	(32)	(17.6)%
Other income	86	66	20	30.3%	166	146	20	13.7%
Total non-interest income	$1,318	$849	$469	55.2%	$2,158	$1,724	$434	25.2%

NM: Not meaningful

Non-interest income increased to $2.2 million for the six months ended June 30, 2026, compared to $1.7 million for the six months ended June 30, 2025, primarily due to gains on the sale of investment securities totaling $0.5 million during the 2026 period. Management continues to evaluate opportunities to add non-interest revenue streams and grow existing streams; however, with the exception of sales of investment securities which cannot be predicted with certainty, significant variation in non-interest income is not expected in the near term.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Salaries and employee benefits	$3,898	$3,945	$(47)	(1.2)%	$7,712	$7,681	$31	0.4%
Net occupancy and equipment	1,016	937	79	8.4%	1,987	1,812	175	9.7%
Computer services	457	421	36	8.6%	794	833	(39)	(4.7)%
Insurance expense and assessments	408	366	42	11.5%	823	750	73	9.7%
Fees for professional services	310	470	(160)	(34.0)%	638	685	(47)	(6.9)%
Postage, stationery and supplies	134	140	(6)	(4.3)%	275	289	(14)	(4.8)%
Telephone/data communications	212	186	26	14.0%	461	385	76	19.7%
Collection and recoveries	99	96	3	3.1%	178	166	12	7.2%
Directors fees	126	101	25	24.8%	246	194	52	26.8%
Software amortization	156	107	49	45.8%	302	215	87	40.5%
Other real estate/foreclosure expense, net	44	24	20	83.3%	95	44	51	115.9%
Other expense	783	651	132	20.3%	1,473	1,308	165	12.6%
Total non-interest expense	$7,643	$7,444	$199	2.7%	$14,984	$14,362	$622	4.3%

Non-interest expense totaled $15.0 million during the six months ended June 30, 2026, compared to $14.4 million during the six months ended June 30, 2025. The increased expense resulted primarily from an increase in occupancy expenses associated with expansion of the Company’s banking center footprint, as well as inflationary increases in various other expense categories.

Provision for Income Taxes

The provision for income taxes was $1.0 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate was 21.3% and 22.6%, respectively, for the same periods.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 3.6 years and 3.7 years as of June 30, 2026 and December 31, 2025, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity. As of June 30, 2026, available-for-sale securities totaled $165.6 million, or 99.8% of the total investment portfolio, compared to $168.1 million, or 99.7% of the total investment portfolio, as of December 31, 2025. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, corporate bonds, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of June 30, 2026, held-to-maturity securities totaled $0.4 million, or 0.2% of the total investment portfolio, compared to $0.5 million, or 0.3% of the total investment portfolio, as of December 31, 2025. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies, and obligations of state and political subdivisions.

Net unrealized losses in the available-for-sale portfolio totaled $2.9 million as of June 30, 2026, compared to $1.0 million as of December 31, 2025. The increase in unrealized losses in the portfolio resulted from changes in the interest rate environment, in particular, increases in market rates, particularly in the mid- to long-term part of the Treasury curve between December 31, 2025 and June 30, 2026, as well as the sale of two residential mortgage-backed securities during the period. Management elected to sell these securities in an effort to realize gains, while providing cash flows that assisted in the reduction of wholesale brokered deposits. Net unrealized losses within the available-for-sale portfolio were recognized, net of tax, in accumulated other comprehensive loss.

As of June 30, 2026, the Company evaluated both the available-for-sale and held-to-maturity portfolios for credit losses and concluded that no credit losses were included in either portfolio and that the unrealized losses in both portfolios resulted from the prevailing interest rate environment.

Loans and Leases

The Company’s total loan portfolio increased by $7.6 million, or 0.9%, as of June 30, 2026, compared to December 31, 2025. The tables below summarize loan balances by portfolio category, as well as the ACL, as of the end of each of the most recent five quarters as of June 30, 2026:

	Quarter Ended
	2026		2025
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$41,062	$27,236	$32,618	$38,560	$48,101
Secured by 1-4 family residential properties	63,093	65,460	66,996	67,620	67,587
Secured by multi-family residential properties	119,362	124,826	117,769	112,763	118,807
Secured by non-residential commercial real estate	181,480	189,408	200,699	211,400	215,035
Commercial and industrial loans	46,834	46,665	48,360	46,562	40,986
Consumer loans:
Direct	4,379	4,362	4,844	4,999	4,836
Indirect	404,425	385,740	381,732	385,616	376,079
Total loans	860,635	$843,697	853,018	867,520	871,431
Allowance for credit losses on loans and leases	10,882	10,536	10,704	10,700	11,388
Net loans	$849,753	$833,161	$842,314	$856,820	$860,043

As of June 30, 2026 and December 31, 2025, the composition of the non-residential commercial real estate loan portfolio was as follows:

	June 30, 2026			December 31, 2025
	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
	(Dollars in Thousands)
Office (1)	$6,430	$33,679	$40,109	$7,141	$33,170	$40,311
Retail single credit tenant	593	38,093	38,686	603	39,028	39,631
Industrial	5,087	42,125	47,212	5,194	42,522	47,716
Storage	700	4,795	5,495	727	15,645	16,372
Retail services	10,882	—	10,882	14,381	—	14,381
Retail with anchor	2,539	3,400	5,939	2,619	3,486	6,105
Senior housing / Assisted living	17,967	—	17,967	17,965	—	17,965
Other	9,094	6,096	15,190	10,222	7,996	18,218
Total loans	$53,292	$128,188	$181,480	$58,852	$141,847	$200,699

(1) Non-owner occupied office consists of 15 loans with an average loan size of $2.2 million. The properties are located in Tuscaloosa, AL, Birmingham, AL, and Chattanooga, TN.

As of June 30, 2026 and December 31, 2025, the composition of the construction, land development, and other land loans portfolio was as follows:

	June 30, 2026			December 31, 2025
	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
	(Dollars in Thousands)
Apartments	$—	$33,542	$33,542	$—	$22,722	$22,722
Farmland	2,253	—	2,253	2,322	—	2,322
Retail	—	2,501	2,501	—	7,445	7,445
Other	—	2,766	2,766	—	129	129
Total loans	$2,253	$38,809	$41,062	$2,322	$30,296	$32,618

The following table classifies the Company's fixed and variable rate loans as of June 30, 2026 according to contractual maturities of: (1) one year or less, (2) after one year through five years, (3) after five years through fifteen years, and (4) after fifteen years:

	June 30, 2026
	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
	(Dollars in Thousands)
Total loans:
Real estate loans:
Construction, land development and other land loans	$2,544	$38,518	$—	$—	$41,062
Secured by 1-4 family residential properties	3,790	13,401	22,678	23,224	63,093
Secured by multi-family residential properties	70,269	46,816	417	1,860	119,362
Secured by non-residential commercial real estate	45,245	99,939	36,296	—	181,480
Commercial and industrial loans	9,726	31,978	5,130	—	46,834
Consumer loans:
Direct	1,630	2,694	55	—	4,379
Indirect (1)	2,991	17,416	384,018	—	404,425
Total loans	$136,195	$250,762	$448,594	$25,084	$860,635
Loans with fixed interest rates:
Real estate loans:
Construction, land development and other land loans	$43	$2,315	$—	$—	$2,358
Secured by 1-4 family residential properties	1,989	4,026	3,831	11,091	20,937
Secured by multi-family residential properties	13,809	20,202	417	790	35,218
Secured by non-residential commercial real estate	25,637	72,862	18,353	—	116,852
Commercial and industrial loans	5,989	14,200	5,130	—	25,319
Consumer loans:
Direct	1,630	2,694	55	—	4,379
Indirect	2,991	17,416	384,018	—	404,425
Total loans with fixed interest rates	$52,088	$133,715	$411,804	$11,881	$609,488
Loans with variable interest rates:
Real estate loans:
Construction, land development and other land loans	$2,501	$36,203	$—	$—	$38,704
Secured by 1-4 family residential properties	1,801	9,375	18,847	12,133	42,156
Secured by multi-family residential properties	56,460	26,614	—	1,070	84,144
Secured by non-residential commercial real estate	19,608	27,077	17,943	—	64,628
Commercial and industrial loans	3,737	17,778	—	—	21,515
Consumer loans:
Direct	—	—	—	—	—
Indirect	—	—	—	—	—
Total loans with variable interest rates	$84,107	$117,047	$36,790	$13,203	$251,147

(1) While the Indirect portfolio has contractual maturities of up to 15 years, the weighted average term to payoff has trended at less than 5 years.

Allowance for Credit Losses on Loans and Leases

The tables below summarize changes in the ACL on loans and leases for each of the most recent five quarters as of June 30, 2026:

	Quarter Ended
	2026		2025
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Balance at beginning of period	$10,536	$10,704	$10,700	$11,388	$10,405
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	—	—	—	—	—
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-residential commercial real estate	—	(48)	—	—	—
Commercial and industrial loans	—	—	—	(1,024)	(1,191)
Consumer loans:
Direct	(2)	(1)	(4)	—	(5)
Indirect	(745)	(590)	(464)	(411)	(595)
Total charge-offs	(747)	(639)	(468)	(1,435)	(1,791)
Recoveries:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	5	5	9	10	5
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-residential commercial real estate	12	—	49	—	—
Commercial and industrial loans	4	10	149	—	—
Consumer loans:
Direct	30	32	42	42	50
Indirect	57	99	36	45	44
Total recoveries	108	146	285	97	99
Net charge-offs	(639)	(493)	(183)	(1,338)	(1,692)
Provision for credit losses on loans and leases	985	325	187	650	2,675
Ending balance	$10,882	$10,536	$10,704	$10,700	$11,388
Ending balance as a percentage of loans	1.26%	1.25%	1.25%	1.23%	1.31%
Net charge-offs as a percentage of average loans	0.30%	0.23%	0.08%	0.61%	0.79%

Allowance for Credit Losses on Unfunded Lending Commitments

The Company records an ACL on unfunded lending commitments in which the Company is exposed to credit risk via a present contractual obligation to extend credit unless the obligation is unconditionally cancellable. Unconditional lending commitments generally include unfunded term loan agreements, home equity lines of credit, lines of credit, and demand deposit account overdraft protection. As of June 30, 2026, the Company’s reserve for unfunded commitments, which is recorded in other liabilities in the Company’s consolidated balance sheets, totaled $0.3 million, compared to $0.4 million as of December 31, 2025.

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of June 30, 2026 were as follows:

	Quarter Ended
	2026		2025
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Non-accrual loans	$1,294	$1,629	$1,373	$1,066	$2,447
Other real estate owned and other assets held-for-sale	636	215	256	1,158	1,298
Total	$1,930	$1,844	$1,629	$2,224	$3,745
Nonperforming assets as a percentage of total loans and other real estate	0.22%	0.22%	0.19%	0.26%	0.43%
Nonperforming assets as a percentage of total assets	0.17%	0.16%	0.14%	0.19%	0.33%
Non-accrual loans as a percentage of total loans	0.15%	0.19%	0.16%	0.12%	0.28%
ACL as a percentage of non-accrual loans	840.96%	646.78%	779.61%	1003.75%	465.39%

Allocation of Allowance for Credit Losses on Loans and Leases

While no portion of the ACL is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the ACL for the periods indicated:

	As of and for the Six Months Ended			As of and for the Year Ended
	June 30, 2026			December 31, 2025
	Allowance Allocation	Allowance as Percentage of Total Loans	Net Charge-offs as a Percentage of Average Loans	Allowance Allocation	Allowance as Percentage of Total Loans	Net Charge-offs as a Percentage of Average Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$204	0.50%	—	$222	0.68%	—
Secured by 1-4 family residential properties	324	0.51%	-0.06%	371	0.55%	-0.04%
Secured by multi-family residential properties	615	0.52%	0.00%	666	0.57%	—
Secured by non-residential commercial real estate	1,209	0.67%	0.07%	1,420	0.71%	-0.02%
Commercial and industrial loans	353	0.75%	-0.13%	399	0.83%	4.55%
Consumer loans:
Direct	22	0.50%	-5.12%	50	1.03%	-3.78%
Indirect	8,155	2.02%	1.24%	7,576	1.98%	0.50%
Total	$10,882	1.26%	0.53%	$10,704	1.25%	0.41%

Net charge-offs as a percentage of average loans in the three prior full years were as follows: 0.14% (2024), 0.14% (2023), 0.16% (2022).

Deposits

Total deposits decreased by $30.0 million, or 2.9%, during the six months ended June 30, 2026. Included in this decrease were $20.1 million in wholesale brokered time deposits that matured and were not replaced. The remaining decrease was comprised of reductions of $19.2 million in retail time deposits and $4.0 million in non-interest-bearing demand deposits, partially offset by an increase in interest-bearing demand deposits of $13.3 million. The decrease in wholesale deposits, as well as other interest-bearing time deposits, assisted management’s efforts to reduce overall deposit costs, while maintaining an appropriate level of core funding. Core deposits, which exclude time deposits of $250 thousand or more and all wholesale brokered deposits, totaled $835.2 million, or 83.7% of total deposits, as of June 30, 2026, compared to $838.3 million, or 81.6% of total deposits, as of December 31, 2025.

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

The following tables present details on the composition of the Company's deposits for the periods indicated:

	As of and for the Six Months Ended
	June 30, 2026
	Number of Accounts	Average Balance Per Account	Dollars	Percentage of Total Deposits
		(Dollars in Thousands)

Non-interest-bearing demand deposits	8,802	$17	$149,800	15.0%
Interest-bearing demand deposits	6,011	34	206,508	20.6%
Money market and savings	8,278	39	320,770	32.1%
Certificates of deposits >$250 thousand	89	504	44,843	4.5%
Certificates of deposits $100-$250 thousand	495	142	70,513	7.1%
Certificates of deposits <$100 thousand	3,637	24	87,657	8.8%
Total (excluding brokered certificates of deposit)	27,312	$32	880,091	88.2%
Brokered deposits			117,865	11.8%
Total			$997,956	100.0%

	As of and for the Year Ended
	December 31, 2025
	Number of Accounts	Average Balance Per Account	Dollars	Percentage of Total Deposits
		(Dollars in Thousands)

Non-interest-bearing demand deposits	8,822	$17	$153,809	15.0%
Interest-bearing demand deposits	6,124	34	206,985	20.1%
Money market and savings	8,332	37	307,007	29.9%
Certificates of deposits >$250 thousand	110	470	51,699	5.0%
Certificates of deposits $100-$250 thousand	537	142	76,475	7.4%
Certificates of deposits <$100 thousand	3,900	24	94,043	9.2%
Total (excluding brokered certificates of deposit)	27,825	$32	890,018	86.6%
Brokered deposits			137,944	13.4%
Total			$1,027,962	100.0%

Other Interest-Bearing Liabilities

Other interest-bearing liabilities that are used by the Company as an alternative source of funds consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances, and subordinated debt. As of June 30, 2026, other interest-bearing liabilities totaled 4.1% of total interest-bearing liabilities, compared to 1.2% as of December 31, 2025.

Shareholders’ Equity

As of June 30, 2026, shareholders’ equity totaled $104.3 million, or 9.09% of total assets, compared to $105.6 million, or 9.15% of total assets, as of December 31, 2025. While earnings, net of dividends paid, increased shareholders’ equity during the six months ended June 30, 2026, the increase was fully offset by share repurchases, combined with an increase in the Company’s accumulated other comprehensive loss resulting from the increasing interest rate environment and the sale of investment securities in gain positions during the period. During both the six months ended June 30, 2026 and 2025, the Company declared cash dividends totaling $0.14 per share on its common stock.

In addition, during the six months ended June 30, 2026, the Company completed the repurchase of 237,500 shares of its common stock at a weighted average price of $15.33 per share. The repurchases were completed under the Company’s previously announced share repurchase program. As of June 30, 2026, 1,547,313 shares remained available for repurchase under the program.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from the following sources: (1) excess cash and interest-bearing deposits in banks, (2) federal funds sold and securities purchased under reverse repurchase agreements, (3) principal payments and maturities of loans and (4) principal payments and maturities from the investment portfolio. Loans maturing or repricing in one year or less amounted to $133.2 million as of June 30, 2026 and $274.7 million as of December 31, 2025. Investment securities forecasted to mature or reprice in one year or less were estimated to be $22.6 million and $27.5 million as of June 30, 2026 and December 31, 2025, respectively.

Although some securities in the investment portfolio have final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. The investment securities portfolio had an estimated average life of 3.6 years and 3.7 years as of June 30, 2026 and December 31, 2025, respectively. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Company had outstanding borrowings under FHLB advances of $20.0 million as of June 30, 2026, while as of December 31, 2025, the Company had no balances outstanding under FHLB advances. The Company's use of FHLB advances varies depending on fluctuations in deposits and other funding sources, as well as their use in interest rate hedging strategies. The Company had up to $309.6 million and $324.1 million in remaining unused credit from the FHLB (subject to available collateral, which may include eligible investment securities and loans) as of June 30, 2026 and December 31, 2025, respectively.

The Company also has access to the FRB’s discount window. The discount window allows borrowing on pledged collateral that includes eligible investment securities and loans. The Company maintains pledges of its consumer indirect loan portfolio and selected investment securities with the FRB as collateral to provide immediate access to funding through the discount window. As of June 30, 2026, the Company had $5.0 million in outstanding federal funds purchased from the FRB's discount window, while there were no outstanding federal funds purchased from the discount window as of December 31, 2025. As of June 30, 2026 and December 31, 2025 the Company had $191.6 million and $210.9 million, respectively, in unused borrowing capacity with the FRB’s discount window.

In addition to collateralized funding sources through the FHLB and FRB, the Company had $48.0 million in unused established unsecured lines of credit with banks as of both June 30, 2026 and December 31, 2025.

On October 1, 2021, the Company completed a private placement of $11.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that will mature on October 1, 2031. Net of unamortized debt issuance costs, the subordinated notes were recorded as long-term borrowings totaling $11.0 million and $10.9 million as of June 30, 2026 and December 31, 2025, respectively.

The table below provides information on the Company’s on-balance sheet liquidity, as well as readily available off-balance sheet sources of liquidity, as of both June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
	(Dollars in Thousands)
	(Unaudited)	(Unaudited)
Liquidity from cash, federal funds sold and securities purchased under reverse repurchase agreements:
Cash and cash equivalents	$58,937	$73,547
Federal funds sold and securities purchased under reverse repurchase agreements	4,850	4,850
Total liquidity from cash, federal funds sold and securities purchased under reverse repurchase agreements	63,787	78,397
Liquidity from pledgable investment securities:
Investment securities available-for-sale, at fair value	165,578	168,075
Investment securities held-to-maturity, at amortized cost	381	465
Less: securities pledged	(58,409)	(58,497)
Less: estimated collateral value discounts	(10,747)	(10,671)
Liquidity from pledgable investment securities	96,803	99,372
Liquidity from unused lendable collateral (loans) at FHLB	9,723	30,504
Liquidity from unused lendable collateral (loans and securities) at FRB	191,593	210,921
Unsecured lines of credit with banks	48,000	48,000
Total readily available liquidity	$409,906	$467,194

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

The Company’s readily available liquidity position decreased to $409.9 million as of June 30, 2026, compared to $467.2 million as of December 31, 2025, due to a number of factors, including a reduction in cash and cash equivalents commensurate with efforts to improve balance sheet efficiency, combined with increased usage of secured short-term borrowings as of June 30, 2026. While readily available liquidity decreased comparing June 30, 2026 to December 31, 2025, the Company maintained ample access to liquidity relative to estimated uninsured deposits. Excluding wholesale brokered deposits, as of June 30, 2026, the Company had approximately 27 thousand deposit accounts with an average balance of approximately $32.2 thousand per account. Estimated uninsured deposits (calculated as deposit amounts per deposit holder in excess of $250 thousand, the maximum amount of federal deposit insurance, and excluding deposits secured by pledged assets) totaled $176.7 million, or 17.6% of total deposits, as of June 30, 2026. As of December 31, 2025, estimated uninsured deposits totaled $218.0 million, or 21.2% of total deposits. Management believes the Company’s on-balance sheet and other readily available liquidity sources as presented in the table above provide strong indicators of the Company’s ability to fund obligations in a stressed liquidity environment, particularly when considered relative to the Company’s uninsured deposit levels. Furthermore, in addition to the liquidity sources noted in the table above, the Company has access to additional sources of liquidity that generally could be obtained over a period of time. For example, the Company has access to unsecured brokered deposits through the wholesale funding markets.

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a quarterly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of June 30, 2026, pre-tax net interest margin and net interest income are forecasted to change over timeframes of one year and two years under the six listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	1 Year	2 Years
+1%	8	12
+2%	14	22
+3%	18	29
-1%	(3)	(7)
-2%	(2)	(11)
-3%	(2)	(15)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	1 Year	2 Years
+1%	$868	$2,714
+2%	1,604	5,114
+3%	2,087	6,622
-1%	(305)	(1,575)
-2%	(278)	(2,628)
-3%	(204)	(3,426)

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2026, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of June 30, 2026, that Bancshares’ disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the second quarter of 2026:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
April 1 – April 30	35,469	$15.57	35,000	1,603,313
May 1 – May 31	25,023	$16.02	25,000	1,578,313
June 1 – June 30	31,027	$15.97	31,000	1,547,313
Total	91,519	$15.83	91,000	1,547,313

(1)
519 shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the second quarter of 2026.
(2)
91,000 shares were repurchased during the second quarter of 2026 pursuant to Bancshares’ publicly announced share repurchase program, which was initially approved by the Board of Directors on January 19, 2006 and authorized the repurchase of up to 642,785 shares of common stock. Most recently, in November 2025, the Board approved the repurchase of an additional 1,000,000 shares and extended the program's expiration date to December 31, 2026. As of June 30, 2026, Bancshares was authorized to repurchase up to 1,547,313 shares of common stock under the share repurchase program.
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

101

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Comprehensive Income, (iii) Interim Condensed Consolidated Statements of Operations, (iv) Interim Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL.

________________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: August 6, 2026

By:	/s/ Thomas S. Elley
Thomas S. Elley
Its Senior Executive Vice President, Treasurer, Assistant Secretary and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)